Form 10-Q
period 2014-05-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2014-06-11
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36401

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-1975614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
7035 South High Tech Drive, Midvale, Utah	84047
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 566-6681

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 7, 2014, the registrant had 41,818,235 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 3, 2014 and May 4, 2013 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2014 and first quarter of fiscal year 2013, respectively. Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014. Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution predicting the impact of known factors is very difficult, and we cannot anticipate all factors that could affect our actual results.

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

—	our retail-based business model is impacted by general economic conditions and economic and financial uncertainties may cause a decline in consumer spending;
—	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;
—	we operate in a highly fragmented and competitive industry and may face increased competition;
—	we may not be able to anticipate, identify and respond to changes in consumer demands, including regional preferences, in a timely manner;
—	we may not be successful in operating our stores in any existing or new markets into which we expand; and
—	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the demand for our products and our ability to conduct our business.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this 10-Q and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that are in many cases beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 3,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$1,752	$1,354
Accounts receivable, net	437	413
Merchandise inventories	202,340	161,334
Prepaid expenses and other	5,626	7,753
Deferred income taxes	2,229	2,229
Income taxes receivable	5,647	3,233
Total current assets	218,031	176,316
Property and equipment, net	38,889	31,494
Deferred income taxes	6,051	6,051
Definite lived intangibles, net	7,084	7,535
Other long-term assets, net	2,679	2,833
Total assets	$272,734	$224,229

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$51,027	$27,664
Accrued expenses	37,272	31,884
Current portion of long-term debt, net of discount	51,827	30,912
Current portion of deferred rent	2,765	2,640
Total current liabilities	142,891	93,100
Long-term liabilities:
Long-term debt, net of discount and current portion	158,507	229,272
Deferred rent, net of current portion	23,480	22,953
Total long-term liabilities	181,987	252,225
Total liabilities	324,878	345,325

Commitments and contingencies (Notes 8 & 12)
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 0 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 27,552 shares authorized; 41,468 and 27,265 shares issued and outstanding	415	273
Restricted nonvoting common stock; $.01 par value; 0 and 6,888 shares authorized; 0 and 5,677 shares issued and outstanding	—	57
Additional paid-in capital	72,600	365
Accumulated deficit	(125,159)	(121,791)
Total stockholders' deficit	(52,144)	(121,096)
Total liabilities and stockholders' deficit	$272,734	$224,229

The accompanying notes are an integral part of these condensed consolidated financial statements.	3

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(Unaudited)

	13 Weeks Ended
	May 3,	May 4,
	2014	2013
Net sales	$132,425	$136,520
Cost of goods sold	92,297	93,589
Gross profit	40,128	42,931

Selling, general, and administrative expenses	40,349	32,260
Bankruptcy related expenses	—	55
Income (loss) from operations	(221)	10,616
Interest expense	(5,258)	(3,228)
Income (loss) before income taxes	(5,479)	7,388
Income tax expense (benefit)	(2,111)	2,929
Net income (loss)	$(3,368)	$4,459
Earnings (loss) per share:
Basic	$(0.10)	$0.13
Diluted	$(0.10)	$0.13
Weighted average shares outstanding:
Basic	34,441	33,229
Diluted	34,441	33,229

The accompanying notes are an integral part of these condensed consolidated financial statements.	4

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	13 Weeks Ended
	May 3,	May 4,
	2014	2013
Cash flows from operating activities:
Net income (loss)	$(3,368)	$4,459
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	1,401	732
Amortization of discount on debt and deferred financing fees	340	368
Amortization of definite lived intangible	451	179
Net increase (decrease) in deferred rent credit	652	(45)
Deferred income taxes	—	(421)
Stock-based compensation	1,734	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable	(24)	286
Merchandise inventories	(41,006)	(23,106)
Prepaid expenses and other	2,063	2,268
Accounts payable	23,363	9,868
Accrued expenses	(2,386)	(1,206)
Income taxes receivable and payable	(2,414)	(5,267)
Net cash used in operating activities	(19,194)	(11,885)
Cash flows from investing activities:
Purchase of property and equipment	(8,796)	(5,858)
Purchase of business	—	(47,767)
Net cash used in investing activities	(8,796)	(53,625)
Cash flows from financing activities:
Net borrowings on line of credit	20,915	23,339
Issuance of common stock	70,299	—
Increase in book overdraft	7,774	9,148
Excess tax benefits from stock-based compensation arrangements	287	—
Payment of deferred financing costs	—	(9)
Principal payments on unsecured note payable	—	(2,756)
Principal payments on long-term debt	(70,887)	(313)
Net cash provided by financing activities	28,388	29,409
Net change in cash and cash equivalents	398	(36,101)
Cash and cash equivalents at beginning of period	1,354	36,515
Cash and cash equivalents at end of period	$1,752	$414

The accompanying notes are an integral part of these condensed consolidated financial statements.	5

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 3, 2014, the Company operated 50 stores in 18 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2014 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 3, 2014 are not necessarily indicative of the results to be obtained for the year ending January 31, 2015.  These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended February 1, 2014.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal first quarters ended May 3, 2014 and May 4, 2013 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2014 and first quarter of fiscal year 2013, respectively.  Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014.  Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

Seasonality

The Company’s business is generally seasonal, with a significant portion of total sales occurring during the third and fourth quarters of the calendar year.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Certain costs are estimated for the full year and allocated to interim periods based on estimates of time expired, benefit received, or activity associated with the interim period.

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated and individual store and cost center basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product mix. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chainwide from a single distribution center. Given that the stores have the same economic characteristics, the individual stores are aggregated into one single operating and reportable segment.

Cash and Cash Equivalents

The Company considers cash on hand in stores and highly liquid investments with an initial maturity of three months or less as cash and cash equivalents. Checks issued pending bank clearance that result in overdraft balances for accounting purposes are classified as accrued expenses in the accompanying condensed consolidated balance sheets.

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon historical experience. The Company also adjusts inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of slow moving or obsolete inventory.

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements primarily include the cost of improvements funded by landlord incentives or allowances. Maintenance, repairs, minor renewals, and betterments are expensed as incurred. Major renewals and betterments are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation and amortization are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the term of the lease. Furniture, fixtures, and equipment, are depreciated over useful lives ranging from 3 to 10 years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. The Company records a reserve for estimated product returns in each reporting period, based on its historical experience. Revenue for gift cards sold is deferred and recognized as the gift cards are redeemed for merchandise. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote.  This income is included in the condensed consolidated statements of operations as a reduction in selling, general, and administrative expenses.

Under the Company’s customer loyalty program, the Company issues credits in the form of points to loyalty program members. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of revenue at the time the points are earned.

Customer deposits on items placed in layaway are recorded as a liability. Revenue is recognized on layaway transactions at the time the customer takes possession of the merchandise. These liabilities are recorded as unearned revenue in accrued expenses in the accompanying condensed consolidated balance sheets.

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the accompanying condensed consolidated statements of operations.

Cost of Goods Sold

Cost of goods sold primarily consists of merchandise acquisition costs, including freight-in costs, shipping costs, terms discounts received from the vendor and vendor allowances and rebates associated directly with merchandise. Vendor allowances include allowances and rebates received from vendors. The Company records an estimate of earned allowances based on purchase volumes. These funds are determined for each fiscal year, and the majority is based on various quantitative contract terms. Amounts expected to be received from vendors relating to purchase of merchandise inventories are recognized as a reduction of cost of goods sold as the merchandise is sold. Historical program results and current purchase volumes are reviewed when establishing the estimate for earned allowances.

Shipping and Handling Fees and Costs

All shipping and handling fees billed to customers are recorded as a component of net sales. All costs incurred related to the shipping and handling of products are recorded in cost of sales.

Vendor Allowances

Vendor allowances include price allowances, volume rebates, store opening costs reimbursements, marketing participation and advertising reimbursements received from vendors under the terms of specific arrangements with certain vendors. Vendor allowances related to merchandise are recognized as a reduction of the costs of merchandise as sold. Vendor reimbursements of costs are recorded as a reduction to expense in the period the related cost is incurred based on actual costs incurred. Any cost reimbursements exceeding expenses incurred are recognized as a reduction of the cost of merchandise sold. Volume allowances may be estimated based on historical purchases and estimates of projected purchases.

Tenant Allowances

The Company may receive reimbursement from a landlord for some of the costs related to occupancy or tenant improvements per lease provisions. These reimbursements may be referred to as tenant allowances or landlord reimbursements. Reimbursement from a landlord for occupancy or tenant improvements is included within deferred rent on the accompanying condensed consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in deferred rent.

Health Insurance

The Company maintains for its employees a partially self-funded health insurance plan. The Company maintains stop-loss insurance through an insurance company with a $100 per person deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported.  Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying condensed consolidated balance sheets.

Operating Leases and Deferred Rent

The Company has various operating lease commitments on its store locations. Certain leases contain rent escalation clauses that require higher rental payments in later years. Leases may also contain rent holidays, or free rents, during the lease term. Rent expense is recognized on a straight-line basis over the lease term. Rent expense in excess of rental payments is recorded as deferred rent on the accompanying condensed consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. These amounts are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Stock-Based Compensation

Compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service period. Costs associated with awards are included in compensation expense as a component of selling, general, and administrative expenses.

Income Taxes

The Company recognizes a deferred income tax liability or deferred income tax asset for the future tax consequences attributable to differences between the financial statement basis of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant tax authorities, based on the technical merits of the position. Interest and potential penalties are accrued related to unrecognized tax benefits in the provision for income taxes.

Fair Value of Financial Instruments

The carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

Earnings Per Share

Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

Comprehensive Income

The Company has no components of net income or loss that would require classification as other comprehensive income for the quarters ended May 3, 2014 and May 4, 2013.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Updated (ASU) No. 2013-04, Liabilities (Topic 405): Obligations Resulting from Joint and Several Liability Arrangements for which the Total Amount of the Obligation Is Fixed at the Reporting Date. This ASU addresses the recognition, measurement, and disclosure of certain obligations resulting from joint and several arrangements including debt arrangements, other contractual obligations, and settled litigation and judicial rulings. This standard is effective for public entities for fiscal years, and interim periods within those years, beginning after December 15, 2013 (i.e., for the Company, beginning with the first quarter of fiscal year 2014). The Company adopted the provisions of this update during the fiscal quarter ended May 3, 2014, but did not have a material effect on the Company’s consolidated financial positions, results of operations or cash flows.

(3) Initial Public Offering

On April 23, 2014, the Company completed its initial public offering, pursuant to which it issued and sold 8,333 shares of common stock at a price to the public of $9.50 per share; included in this offering was the sale of 4,167 shares by affiliates of Seidler Equity Partners III, L.P. The total net proceeds raised by the Company were $70,299 after deducting underwriting discounts and commissions of $5,542 and other offering expenses of $3,326. Total net proceeds were used to make an unscheduled early payment on the term loan (Note 8). In connection with the initial public offering, all of the then-outstanding shares of restricted nonvoting common stock automatically converted into shares of common stock.

(4) Stock Split

On April 2, 2014, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 2.87-for-1 stock split of the Company’s common stock and restricted nonvoting common stock and to increase the number of authorized shares of capital stock that the Company is authorized to issue to 110,000 shares of capital stock in aggregate, consisting of 100,000 shares of common stock and 10,000 shares of restricted nonvoting common stock. The certificate of amendment giving effect to the stock split was filed on April 3, 2014. On April 16, 2014, the Company adopted a new charter, under which the Company is authorized to issue to 120,000 shares of capital stock in aggregate, consisting of 100,000 shares of common stock and 20,000 shares of preferred stock.  All information in the accompanying condensed consolidated financial statements and the related notes thereto related to common stock, restricted nonvoting common stock, restricted stock unit awards and earnings per share have been adjusted to reflect the 2.87-for-1 stock split.

(5) Acquisition

On March 11, 2013, the Company acquired certain assets and assumed certain liabilities of Wholesale Sports Outdoor Outfitters.

Pro Forma Results

The following pro forma results are based on the individual historical results of the acquired stores with adjustments to give effect to the combined operations as if the acquisition has been consummated at the beginning of fiscal year 2013. The pro forma results are intended for information purposes only and do not purport to represent what the combined results of operations would actually have been had the acquisition in fact occurred at the beginning of the earliest period presented.

13 Weeks Ended
May 4, 2013
(In thousands, except per share amounts)
Net sales	$137,186
Net income	$4,342
Basic earnings per share	$0.13
Diluted earnings per share	$0.13

(6) Property and Equipment

Property and equipment as of May 3, 2014 and February 1, 2014 were as follows:

	May 3,	February 1,
	2014	2014
Furniture, fixtures, and equipment	$26,127	$23,953
Leasehold improvements	18,314	15,943
Construction in progress	8,915	4,664
	53,356	44,560
Less accumulated depreciation and amortization	(14,467)	(13,066)
	$38,889	$31,494

(7) Accrued Expenses

Accrued expenses consisted of the following as of May 3, 2014 and February 1, 2014:

	May 3,	February 1,
	2014	2014
Book overdraft	$13,470	$5,696
Unearned revenue	7,436	8,579
Accrued payroll and related expenses	5,422	6,919
Sales and use tax payable	2,458	2,277
Other	8,486	8,413
	$37,272	$31,884

(8) Long-Term Debt

Long-term debt consisted of the following as of May 3, 2014 and February 1, 2014:

	May 3,	February 1,
	2014	2014
Term loan	$162,937	$233,825
Revolving line of credit	49,967	29,052
	212,904	262,877
Less discount	(2,570)	(2,693)
	210,334	260,184
Less current portion	(51,827)	(30,912)
Long-term portion	$158,507	$229,272

Term Loan

The Company entered into a $235,000 senior secured term loan facility (“Term Loan”), consisting of a $185,000 tranche and a $50,000 tranche, with Credit Suisse AG as administrative agent and collateral agent, on August 20, 2013 (“Closing Date”). The term loans have a maturity date of August 20, 2019.

The Term Loan is secured by a lien on substantially all of the Company’s tangible and intangible assets. The lien securing the obligations under the Term Loan is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

The Term Loan was issued at a discount of $2,938, which is classified as a reduction of the unpaid balance on the condensed consolidated balance sheets. The discount is being amortized over the term of the note using the effective interest method and is included as a component of interest expense on the condensed consolidated statements of operations.

The Term Loan requires quarterly payments of $588 payable on the last business day of each fiscal quarter commencing on November 1, 2013, and continuing up to and including August 20, 2019. A final installment payment consisting of the remaining unpaid balance is due on August 20, 2019. The Company may be required to make mandatory prepayments on the term loans in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. After the completion of fiscal year 2014, the Company may also be required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement.

The term loans bear interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the Term Loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185,000 tranche and $50,000 tranche, respectively. Since LIBOR has been less than 1.25% since the inception of the term loans through May 3, 2014, the interest rates have been fixed at 7.25% and 12.0% on the $185,000 tranche and $50,000 tranche, respectively.

On April 24, 2014, the Company made an unscheduled prepayment of $70,299, on a pro rata basis between the two tranches, using the net proceeds of its initial public offering (Note 2).

As of May 3, 2014, the Term Loan had $160,367 outstanding, net of unamortized discount of $2,570. During the 13 weeks ended May 3, 2014, the Company recognized $122 of non-cash interest expense with respect to the amortization of this discount.

Prior to August 20, 2013, Sportsman’s Warehouse had a $125,000 term loan that bore interest equal to the three-month LIBOR, which could not be less than 1.50%, plus an applicable margin of 7.00%. The interest rate on this term loan was fixed at 8.5% during fiscal year 2013 until the Company repaid it on August 20, 2013, because LIBOR was never more than 1.50% during that time. During the 13 weeks ended May 4, 2013, the Company recognized $115 of non-cash interest expense with respect to the amortization of the discount on the $125,000 term loan.

As part of the Term Loan credit agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis. As of May 3, 2014, the Company was in compliance with all covenants under the Term Loan.

Revolving Line of Credit

As of May 3, 2014 and February 1, 2014, the Company had $56,700 and $34,029, respectively, in outstanding revolving loans under a financing agreement (the “Agreement”). Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $6,733 and $4,977 as of May 3, 2014 and February 1, 2014, respectively. As of May 3, 2014, the Company had $37,401 of net borrowing availability under the terms of the Agreement and stand-by commercial letters of credit of $400. The revolving credit facility matures on August 20, 2018.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 3, 2014, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The 2014 estimated annual effective tax rate is expected to be 38.5% compared to 37.1% for the full year 2013.   The change in the annual effective tax rate is primarily due to the store mix and applicable effective state income tax rates after apportionment.

(10) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted earnings (loss) per share represents basic earnings (loss) per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended
	May 3,	May 4,
	2014	2013
Net income (loss)	$(3,368)	$4,459

Weighted-average shares of common stock outstanding:
Basic	34,441	33,229
Dilutive effect of common stock equivalents	—	—
Diluted	34,441	33,229
Basic earnings (loss) per share	$(0.10)	$0.13
Diluted earnings (loss) per share	$(0.10)	$0.13

For the quarter ended May 3, 2014, basic net loss per share was the same as diluted net loss per share because all potentially dilutive securities were anti-dilutive due to the net loss for the period.

For the quarter ended May 4, 2013, basic net income per share was the same as diluted net income per share because there were no outstanding potentially dilutive securities.

(11) Stock-Based Compensation

Under the terms of the restricted stock unit agreements, twenty-five percent of the outstanding restricted stock units vested on the effective date of the registration statement relating to the initial public offering because such date occurred within the first vesting period of the outstanding restricted stock units. The Company recognized $1,208 of stock-based compensation expense as a result of the change in the vesting date. The remaining non-vested restricted stock units will vest one third annually on each of the first three anniversaries of the effective date of the registration statement relating to the offering.

The following table sets forth the rollforward of outstanding restricted stock units:

Unvested restricted stock units at February 1, 2014	1,193,747
Forfeiture	4,019
Vesting in connection with initial public offering	297,401
Unvested restricted stock units at May 3, 2014	892,327

Total compensation expense related to the restricted stock unit awards recognized during the quarters ended May 3, 2014 and May 4, 2013 was $1,734 and $0, respectively.

(12) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space, and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $8,894 and $7,053 for the fiscal quarters ended May 3, 2014 and May 4, 2013, respectively.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. The Company believes, after discussion with legal counsel, the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

(13) Subsequent Events

On May 16, 2014, the underwriters of the Company’s initial public offering of common stock partially exercised the over-allotment option granted at the time of the initial public offering to purchase an additional 1,400 shares of common stock at the public offering price of $9.50 per share, less underwriting discounts and commissions, which consists of 350 shares sold by the Company and 1,050 shares sold by affiliates of Seidler EquityPartners III, L.P.  The Company received, after deducting underwriting discounts and commissions and estimated offering expenses, approximately $3,000 of net proceeds.  Substantially all of the net proceeds were used for the repayment of an additional amount outstanding under the Company’s term loans.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part II, Item 1A of this 10-Q. Also see “Statement Regarding Forward-Looking Statements” preceding Part I.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in this 10-Q.

Overview

We are a high-growth outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and every enthusiast in between. Our mission is to provide a one-stop shopping experience that equips our customers with the right quality, brand name hunting, shooting, fishing and camping gear to maximize their enjoyment of the outdoors.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 52 stores in 18 states totaling approximately 2.5 million gross square feet. During fiscal year 2014 to date, we have increased our gross square footage by 8.9% through the opening of three new stores during the 13 weeks ended May 3, 2014 and two new stores subsequent to May 3, 2014, in the following locations:

—	Hillsboro, Oregon on March 15, 2014
—	Carson City, Nevada on April 5, 2014
—	East Wenatchee, Washington on April 26, 2014
—	Chico, California on May 10, 2014
—	Vernal, Utah on June 7, 2014

Individual stores are aggregated into one operating and reportable segment.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income (loss) from operations and Adjusted EBITDA.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We exclude net sales from e-commerce from our calculation of same store sales, and for fiscal years consisting of 53 weeks, such as fiscal year 2012, we exclude net sales during the 53rd week from our calculation of same store sales.

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

—	changes or anticipated changes to regulations related to some of the products we sell;
—	consumer preferences, buying trends and overall economic trends;
—	our ability to identify and respond effectively to local and regional trends and customer preferences;
—	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
—	competition in the regional market of a store;
—	atypical weather;

—	changes in our product mix; and
—	changes in pricing and average ticket sales.

Opening new stores is also an important part of our growth strategy. During fiscal years 2011 through 2013, we opened an average of four stores per year. We also re-acquired ten stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner. We have opened five new stores to date in fiscal year 2014 and currently plan to open an additional three new stores in the remainder of fiscal year 2014. For the next several years, we intend to grow our store base at a rate of eight to thirteen stores annually.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”) of the new store. We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first twelve months of operation for a new store. The ten new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 14.3% and an average ROIC of 129.8% excluding initial inventory cost (and 40.5% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income (loss) to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

—	increasing our total gross square footage by opening new stores and increasing the selling square footage of our existing stores;
—	continuing to increase and improve same store sales in our existing markets;
—	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
—	increasing the average ticket sale per customer; and
—	expanding our e-commerce platform.

Gross Margin

Gross profit is our net sales less cost of goods sold. Gross margin measures our gross profit as a percentage of net sales. Our cost of goods sold primarily consists of merchandise acquisition costs, including freight-in costs, shipping costs, payment term discounts received from the vendor and vendor allowances and rebates associated directly with merchandise and shipping costs related to e-commerce sales.

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly clothing and footwear, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and buying group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

Selling, General and Administrative Expenses

We closely manage our selling, general and administrative expenses. Our selling, general and administrative expenses are comprised of payroll, rent and occupancy, depreciation and amortization, acquisition expenses, pre-opening expenses and other operating expenses, including share-based compensation expense. Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

Our selling, general and administrative expenses are primarily influenced by the volume of net sales of our locations, except for our corporate payroll, rent and occupancy and depreciation and amortization, which are generally fixed in nature. We control our selling, general and administrative expenses through a budgeting and reporting process that allows our personnel to adjust our expenses as trends in net sales activity are identified.

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth and in part to additional legal, accounting, insurance and other expenses we expect to incur as a result of being a public company.

Income (Loss) from Operations

Income (loss) from operations is gross profit less selling, general and administrative expenses. We use income (loss) from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, bankruptcy-related expenses and expenses related to the acquisition of ten stores in fiscal year 2013. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.7	68.6
Gross profit	30.3	31.4
Selling, general and administrative expenses	30.4	23.6
Bankruptcy-related expenses	0.0	0.0
Income (loss) from operations	(0.1)	7.8
Interest expense	(4.0)	(2.4)
Income (loss) before income taxes	(4.1)	5.4
Income tax expense (benefit)	(1.6)	2.1
Net income (loss)	(2.5)%	3.3%
Adjusted EBITDA	5.1%	10.6%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
Department	Product Offerings	May 3, 2014	May 4, 2013
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.1%	9.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.4	5.4
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.8	8.3
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, waders and work boots	6.6	4.7
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.0	63.6
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g., binoculars) and two-way radios	7.6	6.7
Other		3.5	1.8
Total		100.0%	100.0%

Thirteen Weeks Ended May 3, 2014 Compared to Thirteen Weeks Ended May 4, 2013

Net Sales. Net sales decreased by $4.1 million, or 3.0%, to $132.4 million in the first quarter of fiscal year 2014 compared to $136.5 million in the corresponding period of fiscal year 2013. This decrease was due primarily to a decrease in our same store sales for the period of 18.1% (or a decrease of 1.6% excluding firearms and ammunition) offset by an additional $19.9 million of net sales generated from 14 new stores we opened or acquired in fiscal year 2013 that were not included in our same store sales as well as the three new stores opened during the first quarter of fiscal year 2014. Each of our departments recognized an increase in net sales from the first quarter of fiscal year 2013 except for our hunting and shooting department. Our clothing and footwear departments had a combined increase of $4.7 million in net sales over the prior year as a result of the expansion of selling square footage in this department and the roll out of a “store-within-a-store” concept with certain of our key vendors. This increase was offset by a $15.2 million decrease in the hunting and shooting department that is a result of decreased demand for firearms, ammunition and related products. During the fourth fiscal quarter of fiscal year 2012, we experienced an increased demand for firearms that continued into the earlier part of fiscal year 2013, due in part to the public perception during that period that federal or state legislation might be enacted that would potentially make it more difficult to purchase certain firearms. Our sales of firearms returned closer to historical sales levels during the latter part of fiscal year 2013, which when combined with sales of ammunition and related products, resulted in the decrease in same store sales for the first quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

Four of our six departments realized a decline in same store sales because of the decrease in demand for firearms and ammunition, as discussed above, and the associated decrease in customer traffic associated with this decreased demand. Our hunting and shooting department experienced a same store sales decline of 30.8% during the first quarter of fiscal year 2014 when compared to the corresponding period of fiscal year 2013. This decline was offset by the clothing and footwear departments which had same store sales increases of 10.7% and 12.0%, respectively, during the same period. As of May 3, 2014, we had 43 stores included in our same store sales calculation.

During the first quarter of fiscal year 2014, we opened three new stores. These three new locations generated net sales of $3.0 million during the first quarter of fiscal year 2014. Existing stores that were not included in same store sales generated $16.9 million in additional net sales in the first quarter of fiscal year 2014 over the same period in fiscal year 2013.

Net sales from our e-commerce business decreased by $0.5 million, or 26.3%, from $1.9 million in the first quarter of fiscal year 2013 to $1.4 million in the first quarter of fiscal year 2014. This decline was primarily attributable to the decreased demand for ammunition and other hunting related products that can be sold online.

Gross Profit. Gross profit decreased by $2.8 million, or 6.5%, to $40.1 million for the first quarter of fiscal year 2014 from $42.9 million for the first quarter of fiscal year 2013. Gross profit decreased as a result of the decreased net sales we experienced during the first quarter of fiscal year 2014. As a percentage of net sales, gross profit decreased by 1.1% to 30.3% for the first quarter of fiscal year 2014 from 31.4% in the first quarter of fiscal year 2013. This decrease in gross margin from the corresponding fiscal quarter of the prior fiscal year is due to a return to our normal historical marketing calendar in the first quarter of fiscal year 2014 after having suspended certain of our regularly scheduled marketing events in the first quarter of fiscal year 2013 during the period of increased demand for firearms and ammunition, the success of our new loyalty program that was launched in November 2013, and the impact of prolonged winter weather in many of our markets, which resulted in marked down winter clothing remaining in our stores for a longer period of time in fiscal year 2014 compared to fiscal year 2013.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.0 million, or 25.1%, to $40.3 million in the first quarter of fiscal year 2014 from $32.3 million in the first quarter of fiscal year 2013. The increase in these expenses resulted from the new store openings combined with certain events described below that occurred during the first quarter of fiscal year 2014. Our payroll and rent increased $5.7 million and $1.8 million, respectively, from the first quarter of fiscal year 2013. Included in the total payroll expense for the quarter was $2.2 million in bonuses paid as a result of the successful completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers and $1.7 million in non-cash stock-based compensation, $1.2 million of which was due to accelerated vesting triggered by our initial public offering. Stores that were not open for the entire quarter in either period presented an additional $2.0 million in payroll and $1.4 million in rent expense during the first quarter of fiscal year 2014 compared to the first quarter of fiscal year 2013. Selling, general and administrative expenses were 30.5% of net sales in the first quarter of fiscal year 2014 and 23.6% of net sales in the first quarter of fiscal year 2013. Selling, general and administrative expenses increased as a percentage of net sales primarily due to the increase in bonuses and stock-based compensation expense related to our initial public offering and increased payroll and rent expense from the new store locations.

Interest Expense. Interest expense increased by $2.0 million to $5.3 million in the first quarter of fiscal year 2014 from $3.2 million in the first quarter of fiscal year 2013. Interest expense increased as a result of our higher debt balance during the first quarter of fiscal year 2014. In August 2013, we refinanced our term loan facility and increased the outstanding amount under this facility by $110.0 million, from $125.0 million to $235.0 million. As described below under “—Liquidity and Capital Resources,” we used the $70.3 million of net proceeds from our initial public offering to repay amounts outstanding under our term loan facility in April 2014. We also used $3.0 million of net proceeds from the underwriters’ over-allotment exercise in May 2014 to repay additional amounts outstanding under our term loan facility.

Income Taxes. We recorded an income tax benefit of $2.1 million for the first quarter of fiscal year 2014 compared to income tax expense of $2.9 million in the first quarter of fiscal year 2013. Our effective tax rate for the first quarter of fiscal year 2014 of 38.5% decreased from the effective tax rate for the first quarter of fiscal year 2013 of 39.6% as a result of a reduction in non-deductible interest associated with debt that was repaid at the beginning of fiscal year 2013 as well as a reduction of our effective state income tax rate as we opened stores in states with no applicable state income tax and changes to the income apportionment methods in certain states where we operate.

Seasonality

Due to holiday buying patterns and the openings of hunting and fishing season across the country, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern.

The timing of our new retail store openings also may have an impact on our quarterly results. First, we incur certain one-time expenses related to opening each new retail store, all of which are expensed as they are incurred. Second, most store expenses generally vary proportionately with net sales, but there is also a fixed cost component, which includes occupancy costs. These fixed costs typically result in lower store profitability during the initial period after a new retail store opens. Due to both of these factors, new retail store openings may result in a temporary decline in operating profit, in dollars and/or as a percentage of net sales.

Weather conditions affect outdoor activities and the demand for related clothing and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis.

Liquidity and Capital Resources

Our primary capital requirements are for seasonal working capital needs and capital expenditures related to opening new stores. Our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months.

We expect capital expenditures of approximately $23.2 million for fiscal year 2014. We had capital expenditures of approximately $8.8 million during the first quarter of fiscal year 2014. We expect to incur approximately $14.4 million in capital expenditures for the remainder of fiscal year 2014, including approximately $7.9 million for the expansion of our store base, approximately $2.9 million for improvements to our information technology infrastructure, approximately $1.6 million to fully equip our recently opened distribution center and approximately $0.6 million for the remodeling of the clothing department in three of our existing stores. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Cash flows from operating activities	$(19,194)	$(11,885)
Cash flows from investing activities	(8,796)	(53,625)
Cash flows from financing activities	28,388	29,409
Cash and cash equivalents at end of period	1,752	414

Net cash used in operating activities was $19.2 million for the first quarter of fiscal year 2014, compared to $11.9 million for the first quarter of fiscal year 2013. Our net cash used in operating activities for the first quarter of fiscal year 2014 increased from the first quarter of fiscal year 2013 primarily due to our net loss incurred during the quarter.  In addition, our net inventory levels increased by $41.0 million during the first quarter of fiscal year 2014 compared to a $23.1 million increase for the first quarter of fiscal year 2013.  Approximately $9.5 million of the increase during the first quarter of fiscal year 2014 related to the purchase of inventory for the new stores opened during the first quarter of fiscal year 2014. Net inventory levels at our existing stores and distribution center increased $31.5 million for the first quarter of fiscal year 2014 because of approximately $7.4 million in special opportunity purchases and normal seasonal increases in inventory at this time of year. These inventory purchases were offset by an increase of $13.5 million in our accounts payable to $23.4 million in the first quarter of fiscal year 2014 compared to $9.9 million in the first quarter of fiscal year 2013.

Net cash used in investing activities was $8.8 million for the first quarter of fiscal year 2014 compared to net cash used in investing activities of $53.6 million for the first quarter of fiscal year 2013. During the first quarter of fiscal year 2013, we acquired ten stores for $47.8 million of cash. Capital expenditures increased $2.9 million to $8.8 million for the first quarter of fiscal year 2014 compared to $5.9 million for the first quarter of fiscal year 2013. This increase was primarily a result of opening three new stores in the first quarter of fiscal year 2014 compared to two new stores opened in the first quarter of fiscal year 2013, our continued remodel of our clothing department and equipment and racking required for our recently opened distribution center.

Net cash provided by financing activities was $28.4 million for the first quarter of fiscal year 2014, compared to $29.4 million for the first quarter of fiscal year 2013. During the first quarter of fiscal year 2014, we completed our initial public offering and received net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $70.3 million. We used these net proceeds to repay amounts outstanding under our term loans. In addition, we had net borrowings of approximately $20.9 million during the first quarter of fiscal year 2014 on our revolving credit facility. In the first quarter of fiscal year 2013, we repaid certain of our long-term obligations, including approximately $2.8 million in notes payable.

Our long-term debt consists of our senior secured revolving credit facility and senior secured term loans.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association that provides for borrowings in the aggregate amount of up to $105.0 million, subject to a borrowing base calculation. All borrowings under the revolving credit facility are limited to a borrowing base equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement. As of May 3, 2014, $37.4 million was available for borrowing and $50.0 million was outstanding under the revolving credit facility. The revolving credit facility matures on August 20, 2018.

Each of the subsidiaries of Sportsman’s Warehouse Holdings, Inc., or Holdings, is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by Holdings. All of our obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of our subsidiaries, including a pledge of all capital stock of each of our subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, the credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box for the collection of all receipts.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.75% to 2.25% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of May 3, 2014 was 1.94%.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

We may be required to make mandatory prepayments under the revolving credit facility in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of May 3, 2014, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loans. Sportsman’s Warehouse, Inc. entered into a $235.0 million senior secured term loan facility, consisting of a $185.0 million tranche and a $50.0 million tranche, with Credit Suisse AG as administrative agent and collateral agent, on August 20, 2013. The term loans have a maturity date of August 20, 2019.

All of Sportsman’s Warehouse, Inc.’s obligations under the term loans are guaranteed by Holdings, Minnesota Merchandising Corporation, a wholly owned subsidiary of Holdings, and each of Sportsman’s Warehouse, Inc.’s subsidiaries. All obligations under the term loans are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of our subsidiaries. The lien securing the obligations under the term loans is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

Sportsman’s Warehouse, Inc. must make quarterly principal payments of $0.6 million on the last business day of each fiscal quarter through maturity. On the maturity date, Sportsman’s Warehouse, Inc. must pay all outstanding principal remaining on both tranches of the term loan facility, together with any accrued and unpaid interest. Sportsman’s Warehouse, Inc. is permitted to prepay the term loans at any time, provided that it must apply any prepayments on a pro rata basis between the two tranches. We used all of the $70.3 million of net proceeds from our initial public offering in April 2014 and $3.0 million of the net proceeds from the underwriters’ over-allotment exercise in May 2014 to repay amounts outstanding under our term loans on a pro rata basis between the two tranches. As of May 3, 2014, there was $162.9 million outstanding under the term loans.

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the term loans in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. After the completion of fiscal year 2014, Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement.

The term loans bear interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, if available to all relevant lenders, the nine- or twelve-month LIBOR), as defined in the term loan agreement, at Sportsman’s Warehouse, Inc.’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185.0 million tranche and $50.0 million tranche, respectively. Since LIBOR has been less than 1.25% since the inception of the term loans through May 3, 2014, the interest rates have been fixed at 7.25% and 12.0% on the $185.0 million tranche and $50.0 million tranche, respectively.

The term loans contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loans also require us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loans also contain customary events of default. As of May 3, 2014, we were in compliance with all covenants under the term loans.

Critical Accounting Policies

Our financial statements are prepared in accordance with generally accepted accounting principles in the United States, or GAAP. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP.

However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the Notes to our condensed consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of May 3, 2014, our operating income (loss) would have been correspondingly higher or lower by approximately $0.1 million. Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the 13 weeks ended May 3, 2014 and May 4, 2013, we did not recognize any gift card breakage income, respectively. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of May 3, 2014, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $0.7 million.

Inventory Valuation

We value our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of May 3, 2014, our cost of sales would have been correspondingly lower or higher by approximately $0.4 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the 13 weeks ended May 3, 2014 or May 4, 2013.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations.  During the first quarter of fiscal year 2014, we used the net proceeds of $70.3 million from our initial public offering to repay amounts outstanding under our term loans.  As a result of this partial repayment and the regularly scheduled principal and interest payment made on May 2, 2014, the total payments to be made with respect to our long-term debt obligations was reduced from $329.9 million as of February 1, 2014 to $224.1 million as of May 3, 2014.  All other changes to our contractual obligations during the first quarter of fiscal year 2014 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA as a supplemental measure of our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, bankruptcy-related expenses and expenses related to the acquisition of ten stores in fiscal year 2013. We consider Adjusted EBITDA an important supplemental measure of our operating performance and believe it is frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA differently than we do. Management also uses Adjusted EBITDA as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets, and managing expenditures.

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other condensed consolidated income statement data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

—	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;
—	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
—	Adjusted EBITDA may be defined differently by other companies, and, therefore, it may not be directly comparable to the results of other companies in our industry;
—	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
—	Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 3, 2014 and May 4, 2013.

	Thirteen Weeks Ended
	May 3, 2014	May 4, 2013
	(in thousands)
Net income (loss)	$(3,368)	$4,459
Plus:
Interest expense	5,258	3,228
Income tax expense (benefit)	(2,111)	2,929
Depreciation and amortization	1,852	911
Stock-based compensation expense (1)	1,734	—
Pre-opening expenses (2)	1,225	695
IPO bonus (3)	2,200	—
Bankruptcy-related expenses (benefit)(4)	—	55
Acquisition expenses(5)	—	2,170
Adjusted EBITDA	$6,790	$14,447

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)

As a result of the completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers, we paid $2.2 million in bonuses to our executive officers.

(4)

On March 21, 2009, Sportsman’s Warehouse Holdings, Inc. and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, seeking to reorganize the business under the provisions of the Bankruptcy Code. The plan of reorganization under the Bankruptcy Code was confirmed by the United States Bankruptcy Court for the District of Delaware on July 30, 2009 and became effective when all material conditions of the plan of reorganization were satisfied on August 14, 2009. We incurred certain costs related to our restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Bankruptcy-related expenses are those amounts that are greater than the initial estimated restructuring costs, whereas bankruptcy-related benefits are those amounts that are less than the initial estimated costs. They are expensed as incurred.

(5)	Acquisition expenses for the 13 weeks ended May 4, 2013 relate to the costs associated with the acquisition of our ten previously operated stores in Montana, Oregon and Washington.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see the notes to our condensed consolidated financial statements. Under the JOBS Act, “emerging growth companies” (“EGCs”) can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At May 3, 2014, the weighted average interest rate on our borrowings under our revolving credit facility was 1.94%. As long as LIBOR is less than 1.25%, the interest rates on our $185.0 million term loan and $50.0 million term loan will be fixed at 7.25% and 12.0%, respectively. Since we entered into the term loan facility on August 20, 2013, LIBOR has not exceeded 1.25%. Based on a sensitivity analysis at May 3, 2014, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon, and as of the date of, the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 3, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended May 3, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On March 11, 2013, we acquired certain assets and assumed certain liabilities of Wholesale Sports Outdoor Outfitters, or Wholesale Sports, relating to their retail business of hunting, fishing and camping goods and supplies. Concurrently with our asset purchase, Alamo Group, LLC, an unrelated third party, purchased all of the stock of Wholesale Sports. On March 22, 2013, the landlord of a store in Spokane, Washington that was formerly operated by Wholesale Sports, and which was one of the five stores whose leases we did not assume in our purchase of assets from Wholesale Sports, filed a complaint against the seller of Wholesale Sports, Wholesale Sports and Alamo Group in the Superior Court for the State of Washington in the County of Spokane captioned as North Town Mall v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 13-2-01201-9. The complaint, as amended, alleges claims for breach of lease, violation of Washington’s Fraudulent Transfer Act, tortious interference with contractual relations, piercing the corporate veil, assumption of the Spokane store lease and fraud and/or negligent representation. We were named as a co-defendant in the amended complaint with respect to the fraudulent conveyance, tortious interference, and assumption of the lease claims. The complaint requests that the court order “avoidance” of an alleged transfer of assets from Wholesale Sports to us and/or Alamo Group, damages based on future rent to be paid under the lease in the approximate amount of $4.5 million, attachment of assets, attorneys’ fees and costs as provided for in contract, and such other relief that the court deems just and proper. In addition, the amended complaint alleges that we and Alamo Group are liable for expenses that the landlord would incur as a result of default under the lease, including expenses related to returning the store premises to the condition called for in the lease and the cost to locate a new tenant. On March 12, 2014, we were added as a defendant to a pending consolidated action filed in the United States District Court, Western District of Washington, captioned as Lacy Market Place Associates II, LLC, et al. v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 2:13-cv-00383-JLR against the seller of Wholesale Sports, Wholesale Sports, Alamo Group and Donald F. Gaube and spouse. The amended complaint was filed by the landlords of two stores we did not assume in our purchase of assets from Wholesale Sports. Such stores were formerly operated by Wholesale Sports in Skagit and Thurston Counties in Washington. The amended complaint alleges breach of lease, breach of collateral assignment, misrepresentation, intentional interference with contract, piercing the corporate veil and violation of Washington’s Fraudulent Transfer Act. We were named as a co-defendant with respect to the intentional interference with contract and fraudulent conveyance claims. The amended complaint seeks against us and all defendants unspecified money damages, declaratory relief and attorneys’ fees and costs. We believe that the landlords’ claims in all of these actions are without merit and intend to vigorously defend the lawsuits.

We are also subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters individually or in the aggregate will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this 10-Q and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to Our Business

Our retail-based business model is impacted by general economic conditions in our markets, and ongoing economic and financial uncertainties may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of the overall perceived economic environment, lower consumer confidence and tax rates and uncertainty due to political, national or international security concerns. Decreases in same store sales, customer traffic or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. The effect of any economic downturn on other nearby retailers may adversely affect us. For example, if an economic downturn leads to one or more vacancies in a shopping center, traffic to our store in that location may be adversely impacted. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region.

The majority of our stores are located in the Western United States, comprising Alaska, Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. If a region with a concentration of our stores were to suffer an economic downturn or other adverse event, our operating results could suffer.

Competition in the outdoor activities and sporting goods market could reduce our net sales and profitability.

The outdoor activities and sporting goods market is highly fragmented and competitive. We compete directly or indirectly with the following types of companies:

—	independent, local specialty stores, often referred to as “mom & pops”;
—

other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses, such as Bass Pro Shops, Cabela’s and Gander Mountain;

—	large-format sporting goods stores and chains, such as Academy Sports + Outdoors and Dick’s Sporting Goods; and
—	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers, such as Amazon, Target and Wal-Mart.

A few of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

If we fail to anticipate changes in consumer demands, including regional preferences, in a timely manner, our operating results could suffer.

Our products appeal to consumers who regularly hunt, camp, fish and participate in various shooting sports. The preferences of these consumers cannot be predicted with certainty and are subject to change. In addition, due to different game and fishing species and varied weather conditions found in different markets, it is critical that our stores stock products appropriate for their markets. Our success depends on our ability to identify product trends in a variety of markets as well as to anticipate, gauge and quickly react to changing consumer demands in these markets. We usually must order merchandise well in advance of the applicable selling season. The extended lead times for many of our purchases may make it difficult for us to respond rapidly to new or changing product trends or changes in prices. If we misjudge either the market for our products or our customers’ purchasing habits, our net sales may decline significantly and we may not have sufficient quantities of merchandise to satisfy customer demand or we may be required to mark down excess inventory, either of which would result in lower profit margins and harm our operating results.

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

We intend to expand by opening stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open stores in new markets and operate them profitably, many of which are beyond our control, include:

—	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;
—	our ability to negotiate favorable lease agreements;
—	our ability to properly assess the profitability of potential new retail store locations;
—	our ability to secure required governmental permits and approvals;
—	our ability to hire and train skilled store operating personnel, especially management personnel;
—	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;
—	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;
—	our ability to supply new retail stores with inventory in a timely manner;
—	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;
—	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores;
—	regional economic and other factors in the geographies in which we expand; and
—	general economic and business conditions affecting consumer confidence and spending and the overall strength of our business.

Once we decide on a new market and find a suitable location, any delays in opening new stores could impact our financial results. It is possible that events, such as delays in the entitlements process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of god, discovery of contaminants, accidents, deaths or injunctions, could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. In addition, new retail stores typically generate lower operating margins because pre-opening expenses are expensed as they are incurred and because fixed costs, as a percentage of net sales, are higher. Furthermore, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations, which may decrease our profitability.

As a result of the above factors, we cannot assure you that we will be successful in operating our stores in new markets on a profitable basis.

Our planned growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

Over time, we expect to expand the size of our retail store network in new and existing markets. As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We cannot assure you that we will be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on our operating results. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditures and other increased costs that could also have a material adverse impact on our operating results.

Our expansion in new markets may also create new distribution and merchandising challenges, including strain on our distribution facility, an increase in information to be processed by our management information systems and diversion of management attention from existing operations towards the opening of new stores and markets. To the extent that we are not able to meet these additional challenges, our sales could decrease and our operating expenses could increase.

Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $5.0 million, $19.0 million, $4.0 million and $5.0 million for the 13 weeks ended May 3, 2014 and in fiscal years 2013, 2012 and 2011, respectively, and our term loans require us to make quarterly principal payments of $0.6 million.

The amount that we are able to borrow and have outstanding under our revolving credit facility at any given time is subject to a borrowing base calculation, which is a contractual calculation equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory, and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement for the revolving credit facility. As a result, our ability to borrow is subject to certain risks and uncertainties, such as a deterioration in the quality of our inventory (which is the largest asset in our borrowing base), a decline in sales activity and the collection of our receivables, which could reduce the funds available to us under our revolving credit facility.

We cannot assure you that our cash flow from operations or cash available under our revolving credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our revolving credit facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

Our revolving credit facility and term loans contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our revolving credit facility and term loans contain various provisions that limit our ability to, among other things:

—	incur, create or assume certain indebtedness;
—	create, incur or assume certain liens;
—	make certain investments;
—	make sales, transfers and dispositions of certain property;
—	undergo certain fundamental changes, including certain mergers, liquidations and consolidations;
—	purchase, hold or acquire certain investments; and
—	declare or make certain dividends and distributions.

These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of that indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our revolving credit facility and term loans. If amounts outstanding under the revolving credit facility or term loans were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Our same store sales may fluctuate and may not be a meaningful indicator of future performance.

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

—	changes or anticipated changes to regulations related to some of the products we sell;

—	consumer preferences, buying trends and overall economic trends;
—	our ability to identify and respond effectively to local and regional trends and customer preferences;
—	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
—	competition in the regional market of a store;
—	atypical weather;
—	changes in our product mix; and
—	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.4% and 30.8% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

We rely on a single distribution center for our business, and if there is a natural disaster or other serious disruption at such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We rely on a single distribution center in Salt Lake City, Utah for our business. Any natural disaster or other serious disruption at such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our operating results.

Any disruption of the supply of products from our vendors could have an adverse impact on our net sales and profitability.

We cannot predict when, or the extent to which, we will experience any disruption in the supply of products from our vendors. Any such disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability.

We depend on merchandise purchased from our vendors to obtain products for our stores. We have no contractual arrangements providing for continued supply from our key vendors, and our vendors may discontinue selling to us at any time. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could also negatively impact our results. If we lose one or more key vendors or are unable to promptly replace a vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products at comparable prices, we may not be able to offer products that are important to our merchandise assortment.

We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, war and terrorism and adverse general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase. Any delay or failure in offering products to our customers could have a material adverse impact on our net sales and profitability.

In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. We expect to incur costs to design and implement a process to discover the origin of the tantalum, tin, tungsten and gold used in the products we sell, and may incur costs to audit our conflict minerals disclosures. Our reputation may also suffer if the products we sell contain conflict minerals originating in the Democratic Republic of the Congo or surrounding countries.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

During the 13 weeks ended May 3, 2014, approximately 1.3% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

—	increased import duties, tariffs, trade restrictions and quotas;
—	work stoppages;
—	economic uncertainties;
—	adverse foreign government regulations;
—	wars, fears of war and terrorist attacks and organizing activities;
—	adverse fluctuations of foreign currencies;
—	natural disasters; and
—	political unrest.

We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against clothing items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability.

Finally, potential changes in federal restrictions on the importation of firearms and ammunition products could affect our ability to acquire certain popular brands of firearms and ammunition products from importers and wholesalers, which could negatively impact our net sales until replacements in the United States can be obtained, if at all.

A failure in our e-commerce operations, security breaches and cybersecurity risks could disrupt our business and lead to reduced sales and growth prospects and reputational damage.

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e-commerce, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

In addition, there is no guarantee that we will be able to expand our e-commerce business. Many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. In addition, there are regulatory restrictions on the sale of approximately 30% of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

We do not collect sales taxes in some jurisdictions, which could result in substantial tax liabilities and cause our future e-commerce sales to decrease.

An increasing number of states have considered or adopted laws that attempt to impose tax collection obligations on out-of-state retailers. We believe that these initiatives are inconsistent with the United States Supreme Court’s holding that states, absent congressional legislation, may not impose tax collection obligations on out-of-state e-commerce businesses unless the out-of-state e-commerce business has nexus with the state. A successful assertion by one or more states requiring us to collect taxes where we do not do so could result in substantial tax liabilities, including for past sales, as well as penalties and interest. The imposition by state governments of sales tax collection obligations on out-of-state e-commerce businesses who participate in e-commerce could also create additional administrative burdens for us, put us at a competitive disadvantage if they do not impose similar obligations on our competitors and decrease our future e-commerce sales, which could have a material adverse impact on our business and results of operations.

We rely on a single third-party provider to maintain and operate certain aspects of our e-commerce operations, and disruptions with the provider or in the services it provides to us could harm our reputation, operations or financial results.

We have contracted with a single third party to operate and host our website at www.sportsmanswarehouse.com and provide related fulfillment and customer service. We rely on that party’s operational, privacy and security procedures and controls to operate and host our e-commerce business.

Failure by this third party to adequately service these aspects of our e-commerce business could result in a prolonged disruption that affects our customers’ ability to use our website or receive product in a timely manner. As a result, we may lose customer sales and experience increased costs, which could harm our reputation, operations or financial results.

Current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may negatively impact the demand for our products and our ability to conduct our business.

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

—

federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items we offer, such as firearms, black powder firearms, ammunition, bows, knives and similar products;

—

the Bureau of Alcohol, Tobacco, Firearms and Explosives, or the ATF, regulations, audit and regulatory policies that impact the process by which we sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the California Department of Justice;

—	laws and regulations governing hunting and fishing;
—	laws and regulations relating to the collecting and sharing of non-public customer information;
—	laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;
—	laws and regulations relating to the manner in which we advertise, market or sell our products;
—	labor and employment laws, including wage and hour laws;
—	U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
—	Federal Trade Commission, or FTC, regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.

Over the past several years, bills have been introduced in the United States Congress that would restrict or prohibit the manufacture, transfer, importation or sale of certain calibers of handgun ammunition, impose a tax and import controls on bullets designed to penetrate bullet-proof vests, impose a special occupational tax and registration requirements on manufacturers of handgun ammunition and increase the tax on handgun ammunition in certain calibers. Because we carry these products, such legislation could, depending on its scope, materially harm our sales.

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, in response to the Sandy Hook Elementary shooting in Newtown, Connecticut and other incidents in the United States, several states, such as Colorado, Connecticut, Maryland, New Jersey, and New York, have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In New York and Connecticut, mandatory screening of ammunition purchases is now required. In addition, California and the District of Columbia have adopted requirements for microstamping (that is, engraving the handgun’s serial number on the firing pin of new handguns), and at least seven other states and the United States Congress have introduced microstamping legislation for certain firearms. Lastly, some states prohibit the sale of guns without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

The regulation of firearms, ammunition and shooting-related products may become more restrictive in the future. Changes in these laws and regulations or additional regulation, particularly new laws or increased regulations regarding sales and ownership of firearms and ammunition, could cause the demand for and sales of our products to decrease and could materially adversely impact our net sales and profitability. Sales of firearms represent a significant percentage of our net sales and are critical in drawing customers to our stores. A substantial reduction in our sales or margins on sales of firearms and firearm related products due to the establishment of new regulations could harm our operating results. Moreover, complying with increased or changed regulations could cause our operating expenses to increase.

We may incur costs from litigation relating to products that we sell, particularly firearms and ammunition, which could adversely affect our net sales and profitability.

We may incur damages due to lawsuits relating to products we sell, including lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing net sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

If we fail to maintain the strength and value of our brand, our net sales are likely to decline.

Our success depends on the value and strength of the Sportsman’s Warehouse brand. The Sportsman’s Warehouse name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity. Any of these events could result in decreases in net sales.

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

Our trademarks, service marks, copyrights, patents, trade secrets, domain names and other intellectual property are valuable assets that are critical to our success. The unauthorized reproduction or other misappropriation of our intellectual property could diminish the value of our brands or goodwill and cause a decline in our net sales. Any infringement or other intellectual property claim made against us, whether or not it has merit, could be time-consuming, result in costly litigation, cause product delays or require us to enter into royalty or licensing agreements. As a result, any such claim could have a material adverse effect on our operating results.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

The protection of our customer, employee and company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our vendors, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

Our computer hardware and software systems are vulnerable to damage that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from:

—	fire, flood, tornado and other natural disasters;

—

power loss, computer system failures, internet and telecommunications or data network failures, operator negligence, improper operation by or supervision of employees, physical and electronic loss of data or security breaches, misappropriation and similar events;

—	hacking by third parties and computer viruses; and
—	upgrades, installations of major software releases and integration with new systems.

Any failure that causes an interruption in our systems processing could disrupt our operations and result in reduced sales. We have centralized the majority of our computer systems in our corporate office. It is possible that an event or disaster at our corporate office could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

Our private brand offerings expose us to various risks.

We expect to continue to grow our exclusive private brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

—	potential mandatory or voluntary product recalls;
—	our ability to successfully protect our proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods);
—	our ability to successfully navigate and avoid claims related to the proprietary rights of third parties;
—

our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including, in some instances, certain minimum sales requirements that, if not met, could cause us to lose the licensing rights or pay damages; and

—	other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.

An increase in sales of our private brands may also adversely affect sales of our vendors’ products, which may, in turn, adversely affect our relationship with our vendors. Our failure to adequately address some or all of these risks could have a material adverse effect on our business, results of operations and financial condition.

If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

Our performance depends largely on the leadership efforts and abilities of our executive officers and other key employees. We have entered into employment agreements with John V. Schaefer, our President and Chief Executive Officer, and Kevan P. Talbot, our Chief Financial Officer and Secretary. None of our other employees have an employment agreement with us. If we lose the services of one or more of our key employees, we may not be able to successfully manage our business or achieve our growth objectives. As our business grows, we will need to attract and retain additional qualified personnel in a timely manner.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including district managers, store managers, department managers and sales associates, who understand and appreciate our outdoor culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees is currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Increases in the minimum wage could adversely affect our financial results.

From time to time, legislative proposals are made to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. Base wage rates for some of our employees are at or slightly above the minimum wage. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

We may pursue strategic acquisitions or investments, and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

We may from time to time acquire or invest in complementary companies, businesses or assets. The success of such acquisitions or investments will be based on our ability to make accurate assumptions regarding the valuation, operations, growth potential, integration and other factors relating to the respective business or assets. Our acquisitions or investments may not produce the results that we expect at the time we enter into or complete the transaction. For example, we may not be able to capitalize on previously anticipated synergies. Furthermore, acquisitions may result in dilutive issuances of our equity securities, the incurrence of debt, contingent liabilities, amortization expenses or write-offs of goodwill or other intangibles, any of which could harm our financial condition or results of operations. We also may not be able to successfully integrate operations that we acquire, including their personnel, financial systems, supply chain and other operations, which could adversely affect our business. Acquisitions may also result in the diversion of our capital and our management’s attention from other business issues and opportunities.

A proposed new standard for lease accounting may significantly impact the timing and amount in which we report our lease expense.

In August 2010, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board (“IASB”) issued an exposure draft that proposes substantial changes to existing lease accounting that would affect all lease arrangements. Subsequent meetings of the joint committee of the FASB and the IASB have made further changes to the proposed lease accounting.

Under the current proposed accounting model, lessees would be required to record an asset representing the right-to-use the leased item for the lease term, or right-of-use asset, and a corresponding liability to make lease payments. The right-of-use asset and liability incorporate the rights arising under the lease and are based on the lessee’s assessment of expected payments to be made over the lease term. The proposed model requires measuring these amounts at the present value of the future expected payments. For the majority of our leases, we expect that the lease expense would include the amortization of the right-of-use asset and the recognition of interest expense based upon the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation.

The FASB issued a revised lease accounting exposure draft in May 2013. A proposed effective date has not yet been announced. The FASB and IASB will consider comment letters on the revised exposure draft and are expected to issue a final standard in 2014. Currently, management is unable to assess the impact the adoption of the new final lease standard will have on our financial statements. Although we believe the presentation of our financial statements will likely change, including the pattern of lease expense recognition, we do not believe the accounting pronouncement will change the fundamental economic reasons for which we lease our stores.

We may not achieve projected goals and objectives in the time periods that we anticipate or announce publicly, which could harm our business and cause the price of our common stock to decline.

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in our filings with the SEC and may make similar future public statements. For example, we state in our filings with the SEC that:

—	we currently plan to open three additional new stores in fiscal year 2014 and, for the next several years thereafter, intend to grow our store base at a rate of eight to thirteen stores annually; and
—

we target a minimum 10% four-wall Adjusted EBITDA margin and a minimum return on invested capital of 50% excluding initial inventory cost (or 20% including initial inventory cost) in the first twelve months of operation for a new store.

Our filings with the SEC also include other forecasts and targets. These forecasts and targets are based on our current expectations. We may not achieve these forecasts and targets, and the actual achievement and timing of these events can vary due to a number of factors, including currently unforeseen matters and matters beyond our control. You should not unduly rely on these forecasts or targets in deciding whether to invest in our common stock.

Risks Related to Our Common Stock

Affiliates of Seidler Equity Partners III, L.P. (collectively, “Seidler”) beneficially own approximately 52.7% of our common stock, and their interests may conflict with or differ from the interests of our other stockholders.

Seidler beneficially owns approximately 52.7% of our common stock. As a result, Seidler has significant influence over the election of all of our directors and the approval of significant corporate transactions that require the approval of our board of directors or stockholders, such as mergers and the sale of substantially all of our assets. So long as Seidler continues to own a significant amount of the outstanding shares of our common stock, it will have the ability to exert significant influence over our corporate decisions. Seidler may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:

—	delaying, deferring or preventing a change in control transaction;
—	entrenching our management and/or our board of directors;
—	impeding a merger, consolidation, takeover or other business combination involving us;
—	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of us; or
—	causing us to enter into transactions or agreements that are not in the best interests of all stockholders.

Additionally, Seidler is in the business of making investments in companies and may in the future acquire interests in businesses that directly or indirectly compete with certain portions of our business or our suppliers or customers. Seidler may also pursue acquisitions that may be complementary to our business, and, as a result, those acquisition opportunities may not be available to us.

Seidler and the members of our board of directors who are affiliated with Seidler, by the terms of our certificate of incorporation, are not required to offer us any transaction opportunity of which they become aware and could take any such opportunity for themselves or offer it to other companies in which they have an investment, unless such opportunity is expressly offered to them solely in their capacity as our directors. We, by the terms of our certificate of incorporation, expressly renounce any interest in any such corporate opportunity to the extent permitted under applicable law, even if the opportunity is one that we would reasonably be deemed to have pursued if given the opportunity to do so, unless such opportunity is expressly offered to any director or officer in his or her capacity as our director or officer. Our certificate of incorporation cannot be amended to eliminate our renunciation of any such corporate opportunity arising prior to the date of any such amendment. Seidler or its affiliates may also acquire competing businesses that may not be attractive to us, and have no obligation to refrain from acquiring competing businesses. Any competition could intensify if an affiliate or subsidiary of Seidler were to enter into or acquire a business similar to our specialty retail operations. Seidler or its affiliates may enter into or acquire a competing business in the future.

We are a “controlled company” within the meaning of The NASDAQ Stock Market corporate governance standards and, as a result, qualify for, and rely on, exemptions from some of the corporate governance requirements that provide protection to stockholders of other companies.

Affiliates of Seidler control a majority of our outstanding common stock. As a result, we are a “controlled company” within the meaning of The NASDAQ Stock Market corporate governance standards. As a controlled company, we are exempt from some of The NASDAQ Stock Market corporate governance requirements, including the requirements that:

—	a majority of the board of directors consist of “independent directors” as defined under The NASDAQ Stock Market corporate governance standards;
—

our director nominees be selected, or recommended for our board of directors’ selection, either (1) by a majority of independent directors in a vote by independent directors, pursuant to a nominations process adopted by a board resolution, or (2) by a nominating and governance committee comprised solely of independent directors with a written charter addressing the nominations process; and

—

the compensation of our executive officers be determined, or recommended to the board for determination, by a majority of independent directors in a vote by independent directors, or by a compensation committee comprised solely of independent directors.

A majority of our board of directors currently consist of independent directors, and we have an audit committee and a compensation committee comprised solely of independent directors. However, our nominating and governance committee are not comprised solely of independent directors. As long as we are a “controlled company,” we could avail ourselves of any of the exemptions described above even if we are not currently relying upon them. Accordingly, for so long as we are a “controlled company,” our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of The NASDAQ Stock Market corporate governance standards.

Our bylaws, our certificate of incorporation and Delaware law contain provisions that could discourage another company from acquiring us and may prevent attempts by our stockholders to replace or remove our current management.

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

—	establishing a classified board of directors;
—	providing that directors may be removed only for cause once Seidler owns shares of our common stock representing less than a majority of the outstanding shares of our capital stock;
—	not providing for cumulative voting in the election of directors;
—	requiring at least a supermajority vote of our stockholders to amend our bylaws or certain provisions of our certificate of incorporation;
—	eliminating the ability of stockholders to call special meetings of stockholders;
—	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
—	prohibiting stockholder action by written consent once Seidler owns less than a majority of the outstanding shares of our common stock; and
—	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

In addition, we will be subject to Section 203 of the Delaware General Corporation Law once Seidler ceases to beneficially own at least 15% of the total voting power of our then-outstanding shares of common stock. In general, subject to some exceptions, Section 203 prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” (which is generally defined as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation), for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

Further, our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. This exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and agents, which may discourage such lawsuits against us and our directors, officers, employees and agents.

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. The existence of the foregoing provisions and anti-takeover measures, as well as the significant common stock beneficially owned by Seidler, could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby potentially reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

We expect that the price of our common stock will fluctuate.

Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

—	our operating and financial performance and prospects, including seasonal fluctuations in our financial performance;
—	conditions that impact demand for our products;
—	the public’s reaction to our press releases, other public announcements and filings with the SEC;
—	changes in earnings estimates or recommendations by securities analysts who track our common stock;
—	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

—	strategic actions by us or our competitors, such as acquisitions or restructurings;
—	changes in federal and state government regulation;
—	changes in accounting standards, policies, guidance, interpretations or principles;
—	arrival or departure of key personnel;
—	sales of common stock by us or members of our management team; and
—

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, terrorist attacks, acts of war and responses to such events.

In addition, if the market for stocks in our industry, or the stock market in general, experiences a loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or results of operations. If any of the foregoing occurs, it could cause our stock price to fall and may expose us to lawsuits that, even if unsuccessful, could be costly to defend and distract our management.

Future sales of our common stock, or the perception in the public markets that these sales may occur, may cause the trading price of our common stock to decline.

If our existing stockholders sell substantial amounts of our common stock in the public market, or are perceived by the public market as intending to sell, the trading price of our common stock could decline. As of May 3, 2014, we had 41,468,235 shares of common stock outstanding. Only the 12,500,000 shares of our common stock sold in our initial public offering and not subsequently held by “affiliates,” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), will be immediately freely tradable, without restriction, in the public market.

Our executive officers, directors and Seidler have entered into lock-up agreements with the underwriters pursuant to which each of these persons or entities, subject to certain exceptions, through October 13, 2014, subject to extension in limited circumstances, may not, without the prior written consent of the representatives of the underwriters of our initial public offering, (1) offer, sell, contract to sell, pledge or otherwise dispose of, directly or indirectly, any class of our common equity or any securities convertible into or exchangeable or exercisable for any class of our common equity (which we refer to as lock-up securities), enter into a transaction which would have the same effect, or enter into any swap, hedge or other arrangement that transfers, in whole or in part, any of the economic consequences of ownership of any lock-up securities, whether any such aforementioned transaction is to be settled by delivery of the any lock-up securities or such other securities, in cash or otherwise, or publicly disclose the intention to make any such offer, sale, pledge or disposition, or to enter into any such transaction, swap, hedge or other arrangement or (2) make any demand for or exercise any right with respect to, the registration of any lock-up securities.

Upon the expiration of the contractual lock-up agreements on October 13, 2014, up to an additional 28,968,235 shares of common stock will be eligible for sale in the public market, all of which will be held by directors, executive officers and other affiliates and will be subject to the notice, manner of sale, public information and volume limitations under Rule 144 under the Securities Act. Seidler will have demand and piggyback rights that will, subject to certain conditions, require us to register with the SEC any shares of our common stock beneficially owned by Seidler. If we register the resale of any of these shares of common stock, Seidler would be able to sell those shares freely in the public market.

In addition, the shares that may be issued with respect to our outstanding restricted stock units or that may be granted in the future under our 2013 Performance Incentive Plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting agreements, the contractual lock-up agreements and Rules 144 and 701 under the Securities Act. We have registered the issuance of shares of our common stock that we may grant in the future under our 2013 Performance Incentive Plan. Therefore, those shares can be freely sold in the public market upon issuance, subject to any vesting or contractual lock-up agreements.

If any of these additional shares are sold, or the market perceives that they will be sold, the trading price of our common stock could decline.

We are an EGC within the meaning of the JOBS Act, and the reduced reporting requirements applicable to EGCs may make our common stock less attractive to investors.

Because we qualify as an EGC under the JOBS Act, we have elected to comply with some of the reduced disclosure and other reporting requirements available to us as an EGC for a period of up to five years following our initial public offering if we remain an EGC. For example, for as long as we remain an EGC, we are not subject to certain governance requirements, such as holding a “say-on-pay” and “say-on-golden-parachute” advisory votes, we are not required to include a “Compensation Discussion and Analysis” section in our proxy statements and reports filed under the Exchange Act, and we do not need to obtain an annual attestation report on our internal control over financial reporting from a registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could be an EGC for a period up to the end of the fifth fiscal year after our initial public offering, although we will cease to be an EGC earlier than this five-year period if our total annual gross revenues equal or exceed $1 billion in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period or if we become a “large accelerated filer” (which requires, among other things, the market value of our common stock held by non-affiliates to be at least $700 million as of the last business day of our second fiscal quarter of any fiscal year).

Accordingly, following our initial public offering for up to five fiscal years, our stockholders may not receive the same level of disclosure that is afforded to stockholders of a non-EGC. It is possible that investors will find our common stock to be less attractive because we have elected to comply with the reduced disclosure and other reporting requirements available to us as an EGC, which could adversely affect the trading market for our common stock and the prices at which stockholders may be able to sell their common stock.

The requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 and other applicable securities rules and regulations. Compliance with these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. The Exchange Act requires, among other things, that we file annual, quarterly and current reports with respect to our business and results of operations and proxy or information statements in connection with matters upon which our stockholders may vote. As a result of our public disclosure of information in filings required of a public company, our business and financial condition will become more visible, which could result in threatened or actual litigation, or other adverse actions taken by competitors and other third parties. In addition, our management team has limited experience managing a public company or complying with the increasingly complex laws pertaining to public companies, and a number of our directors have limited experience serving on the boards of public companies. The time and resources necessary to comply with the requirements of being a public company and contend with any action that might be brought against us as a result of publicly available information could divert our resources and the attention of our management and adversely affect our business, financial condition and results of operations.

If we are unable to implement and maintain effective internal control over financial reporting, investors may lose confidence in the accuracy and completeness of our financial reports, and the market price of our common stock may be adversely affected.

As a public company, we will be required to implement and maintain effective internal control over financial reporting and to disclose any material weaknesses identified in our internal controls. Our management will be required to furnish an annual report regarding the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”), beginning with our annual report on Form 10-K for fiscal year 2015 (to be filed in 2016). Currently, we are in the process of refining, implementing and testing the internal controls required to comply with Section 404. If we identify material weaknesses in our internal control over financial reporting, if we fail to comply with the requirements of Section 404 in a timely manner or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected. We could also become subject to investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the credit agreements governing our term loans and revolving credit facility and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our board of directors deems relevant. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness. All of our business operations are conducted through our wholly owned subsidiaries, Sportsman’s Warehouse, Inc. and Minnesota Merchandising Corporation and their subsidiaries. The ability of Sportsman’s Warehouse, Inc. and Minnesota Merchandising Corporation to pay dividends to us, and our ability to pay dividends on our capital stock, is limited by our term loans. Our revolving credit facility also limits our ability to pay dividends on our capital stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

If securities or industry analysts publish inaccurate or unfavorable research about us, our stock price and trading volume could decline.

The trading market for our common stock will depend in part on the research reports that securities or industry analysts publish about us, our business and our industry. Assuming we obtain securities or industry analyst coverage, if one or more of the analysts who cover us downgrade our stock or publish inaccurate or unfavorable research about us, our business or our industry, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to publish reports on us regularly, demand for our stock could decrease, which might cause our stock price and trading volume to decline.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

On April 16, 2014, we issued an aggregate of 5,676,864 shares of common stock to the holders of our restricted nonvoting common stock, in exchange for all of our outstanding restricted nonvoting common stock. We claimed exemption from registration under the Securities Act for the issuance of common stock in such exchange by virtue of Section 4(a)(2) and/or Section 3(a)(9) of the Securities Act as a transaction with our existing security holders not involving any public offering. No underwriters were involved in this transaction, and no commission or other remuneration was paid in connection with this transaction.

Also on April 16, 2014, we issued an aggregate of 193,038 shares of common stock to the holders of restricted stock units, upon the vesting of 25% of the restricted stock units upon the effectiveness of the registration statement relating to our initial public offering. We claimed exemption from registration under the Securities Act for the issuance of common stock in such exchange by virtue of Rule 701 under the Securities Act as a transaction pursuant to benefit plans and contracts relating to compensation as provided under Rule 701. No underwriters were involved in this transaction, and no commission or other remuneration was paid in connection with this transaction.

(b) Use of Proceeds

On April 16, 2014, the SEC declared effective our Registration Statement on Form S-1 (File No. 333-194421), as amended, filed in connection with our initial public offering, pursuant to which we registered the offer and sale of 8,333,333 shares of our common stock by us and the associated sale of 4,166,667 shares of common stock by the selling stockholder, at a price of $9.50 per share and an aggregate offering price of $79.2 million for the company and $39.6 million for the selling stockholder. Credit Suisse and Goldman, Sachs & Co. acted as joint book-running managers and the representatives of the underwriters. Robert W. Baird & Co. Incorporated, William Blair & Company, L.L.C., Piper Jaffray & Co., Wells Fargo Securities and D.A. Davidson & Co. acted as co-managers. The offering commenced as of April 17, 2014 and did not terminate before all of the securities registered in the registration statement were sold. On April 23, 2014, we closed the sale of such shares, resulting in net proceeds to us of approximately $70.3 million, after deducting the underwriting discount of approximately $5.6 million and offering expenses of approximately $3.3 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. On April 24, 2014, the net proceeds from the offering were used to repay $70.3 million outstanding under our term loans.

On May 16, 2014, the underwriters partially exercised the over-allotment option granted at the time of the initial public offering to purchase an additional 1,400,000 shares of common stock, which consisted of 350,000 shares sold by us and 1,050,000 shares sold by the selling stockholder, at a price of $9.50 per share and an aggregate offering price of $3.3 million for the company and $10.0 million for the selling stockholder. On May 21, 2014, we closed the sale of such shares, resulting in net proceeds to us of approximately $3.0 million, after deducting the underwriting discount of approximately $0.2 million and offering expenses of approximately $0.1 million. No payments for such expenses were made directly or indirectly to (i) any of our officers or directors or their associates, (ii) any persons owning 10% or more of any class of our equity securities or (iii) any of our affiliates. On May 23, 2014, the net proceeds from the offering of $3.0 million were used to repay amounts owing under our term loans.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1*	Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc.
3.2*	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc.
4.1

Form of Specimen Common Stock of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-194421) filed on March 24, 2014).

4.2

Registration Rights Agreement, dated April 15, 2014, among Sportsman’s Warehouse Holdings, Inc., SEP SWH Holdings, L.P. and New SEP SWH Holdings, L.P. (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-194421) filed on March 7, 2014).

10.1

Fourth Amendment to Credit Agreement (amended and restated Credit Agreement to reflect first three amendments), dated as of March 20, 2014, among Sportsman’s Warehouse, Inc., as Lead Borrower, the other Borrowers party thereto, Sportsman’s Warehouse Holdings, Inc., as a Guarantor, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender (incorporated by reference to Exhibit 10.3.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-194421) filed on March 24, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: June 11, 2014	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: June 11, 2014	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)