Form 10-Q
period 2014-08-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2014-09-12
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of September 12, 2014, the registrant had 41,818,235 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended August 2, 2014 and August 3, 2013 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2014 and second quarter of fiscal year 2013, respectively. Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014. Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	August 2,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$1,652	$1,354
Accounts receivable, net	372	413
Merchandise inventories	207,381	161,334
Prepaid expenses and other	8,823	7,753
Deferred income taxes	2,431	2,229
Income taxes receivable	8,548	3,233
Total current assets	229,207	176,316
Property and equipment, net	47,917	31,494
Deferred income taxes	6,051	6,051
Definite lived intangibles, net	6,632	7,535
Other long-term assets, net	2,525	2,833
Total assets	$292,332	$224,229

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$49,687	$27,664
Accrued expenses	36,130	31,884
Revolving line of credit	62,915	29,052
Current portion of long-term debt, net of discount	1,860	1,860
Current portion of deferred rent	2,482	2,640
Total current liabilities	153,074	93,100
Long-term liabilities:
Long-term debt, net of discount and current portion	155,042	229,272
Deferred rent, net of current portion	28,672	22,953
Total long-term liabilities	183,714	252,225
Total liabilities	336,788	345,325

Commitments and contingencies (Notes 8, 9, & 13)
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 0 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 27,552 shares authorized, respectively; 41,818 and 27,265 shares issued and outstanding, respectively	418	273
Restricted nonvoting common stock, $.01 par value; 0 and 6,888 shares authorized, respectively; 0 and 5,677 shares issued and outstanding, respectively	—	57
Additional paid-in capital	75,222	365
Accumulated deficit	(120,096)	(121,791)
Total stockholders' deficit	(44,456)	(121,096)
Total liabilities and stockholders' deficit	$292,332	$224,229

The accompanying notes are an integral part of these condensed consolidated financial statements.	3

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands Except Per Share Data

(Unaudited)

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net sales	$159,468	$155,857	$291,893	$292,377
Cost of goods sold	106,641	103,665	198,938	197,254
Gross profit	52,827	52,192	92,955	95,123

Selling, general, and administrative expenses	40,484	36,142	80,833	68,402
Bankruptcy related expenses	—	—	—	55
Income from operations	12,343	16,050	12,122	26,666
Interest expense	(4,107)	(3,365)	(9,365)	(6,593)
Income before income taxes	8,236	12,685	2,757	20,073
Income tax expense	3,173	5,029	1,062	7,958
Net income	$5,063	$7,656	$1,695	$12,115
Earnings per share:
Basic	$0.12	$0.23	$0.04	$0.36
Diluted	$0.12	$0.23	$0.04	$0.36
Weighted average shares outstanding:
Basic	41,768	33,229	38,105	33,229
Diluted	41,966	33,229	38,315	33,229

The accompanying notes are an integral part of these condensed consolidated financial statements.	4

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	26 Weeks Ended
	August 2,	August 3,
	2014	2013
Cash flows from operating activities:
Net income	$1,695	$12,115
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	3,167	1,813
Amortization of discount on debt and deferred financing fees	674	738
Amortization of definite lived intangible	903	613
Net increase in deferred rent credit	5,561	66
Deferred income taxes	(202)	(499)
Stock-based compensation	2,258	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	41	1,266
Merchandise inventories	(46,047)	(44,769)
Prepaid expenses and other	(1,191)	1,447
Accounts payable	22,023	16,527
Accrued expenses	(1,685)	(1,047)
Income taxes receivable and payable	(5,315)	(9,395)
Net cash used in operating activities	(18,118)	(21,125)
Cash flows from investing activities:
Purchase of property and equipment	(19,590)	(11,885)
Purchase of business	—	(47,767)
Net cash used in investing activities	(19,590)	(59,652)
Cash flows from financing activities:
Net borrowings on line of credit	33,863	40,920
Issuance of common stock, net	73,393	—
Increase in book overdraft	5,931	7,946
Excess tax benefits from stock-based compensation arrangements	287	—
Payment of withholdings on restricted stock units	(993)	—
Payment of deferred financing costs	—	(9)
Principal payments on unsecured note payable	—	(2,756)
Principal payments on long-term debt	(74,475)	(625)
Net cash provided by financing activities	38,006	45,476
Net change in cash and cash equivalents	298	(35,301)
Cash and cash equivalents at beginning of period	1,354	36,515
Cash and cash equivalents at end of period	$1,652	$1,214

The accompanying notes are an integral part of these condensed consolidated financial statements.	5

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 2, 2014, the Company operated 54 stores in 18 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2014 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 2, 2014 are not necessarily indicative of the results to be obtained for the year ending January 31, 2015. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended February 1, 2014.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal second quarters ended August 2, 2014 and August 3, 2013 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2014 and second quarter of fiscal year 2013, respectively. Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014. Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

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

Property and Equipment

Property and equipment are recorded at cost. Leasehold improvements primarily include the cost of improvements funded by landlord incentives or allowances. Maintenance, repairs, minor renewals and betterments are expensed as incurred. Major renewals and betterments are capitalized. Upon retirement or disposal of assets, the cost and accumulated depreciation and amortization are eliminated from the respective accounts and the related gains or losses are credited or charged to earnings.

Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the term of the lease. Furniture, fixtures and equipment are depreciated over useful lives ranging from 3 to 10 years.

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

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables, tenant allowance receivables and miscellaneous deposits.

Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. The Company records a reserve for estimated product returns in each reporting period, based on its historical experience. Revenue for gift cards sold is deferred and recognized as the gift cards are redeemed for merchandise. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. This income is included in the condensed consolidated statements of income as a reduction in selling, general and administrative expenses.

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

Sales taxes collected from customers and remitted to governmental authorities are accounted for on a net basis and, therefore, are excluded from revenues in the accompanying condensed consolidated statements of income.

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

Advertising

Costs for newspaper, television, radio and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. These amounts are included in selling, general and administrative expenses in the accompanying condensed consolidated statements of income.

Stock-Based Compensation

Compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service period. Costs associated with awards are included in compensation expense as a component of selling, general and administrative expenses.

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

Comprehensive Income

The Company has no components of net income or loss that would require classification as other comprehensive income for the quarters ended August 2, 2014 and August 3, 2013.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is evaluating the provisions of ASU 2014-09 and has not determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

(3) Initial Public Offering

On April 23, 2014, the Company completed its initial public offering, pursuant to which it issued and sold 8,333 shares of common stock at a price to the public of $9.50 per share; included in this offering was the sale of 4,167 shares by affiliates of Seidler Equity Partners III, L.P. The total net proceeds raised by the Company were $70,299 after deducting underwriting discounts and commissions of $5,542 and other offering expenses of $3,326. Total net proceeds were used to make an unscheduled early payment on the term loan (Note 9). In connection with the initial public offering, all of the then-outstanding shares of restricted nonvoting common stock automatically converted into shares of common stock.

On May 16, 2014, the underwriters of the Company’s initial public offering of common stock partially exercised the over-allotment option granted at the time of the initial public offering to purchase an additional 1,400 shares of common stock at the public offering price of $9.50 per share, less underwriting discounts and commissions, which consists of 350 shares sold by the Company and 1,050 shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received, after deducting underwriting discounts and commissions and estimated offering expenses, approximately $3,100 of net proceeds. Substantially all of the net proceeds were used for the repayment of an additional amount outstanding under the Company’s term loans.

(4) Stock Split

On April 2, 2014, the Company’s board of directors approved an amendment to the Company’s amended and restated certificate of incorporation to effect a 2.87-for-1 stock split of the Company’s common stock and restricted nonvoting common stock and to increase the number of authorized shares of capital stock that the Company is authorized to issue to 110,000 shares of capital stock in aggregate, consisting of 100,000 shares of common stock and 10,000 shares of restricted nonvoting common stock. The certificate of amendment giving effect to the stock split was filed on April 3, 2014. On April 16, 2014, the Company adopted a new charter, under which the Company is authorized to issue up to 120,000 shares of capital stock in aggregate, consisting of 100,000 shares of common stock and 20,000 shares of preferred stock. All information in the accompanying condensed consolidated financial statements and the related notes thereto related to common stock, restricted nonvoting common stock, restricted stock unit awards and earnings per share have been adjusted to reflect the 2.87-for-1 stock split.

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

26 Weeks Ended
August 3, 2013
(In thousands, except per share amounts)
Net sales	$293,043
Net income	$11,998
Basic earnings per share	$0.36
Diluted earnings per share	$0.36

(6) Property and Equipment

Property and equipment as of August 2, 2014 and February 1, 2014 were as follows:

	August 2,	February 1,
	2014	2014
Furniture, fixtures, and equipment	$30,348	$23,953
Leasehold improvements	25,880	15,943
Construction in progress	7,922	4,664
	64,150	44,560
Less accumulated depreciation and amortization	(16,233)	(13,066)
	$47,917	$31,494

(7) Accrued Expenses

Accrued expenses consisted of the following as of August 2, 2014 and February 1, 2014:

	August 2,	February 1,
	2014	2014
Book overdraft	$11,627	$5,696
Unearned revenue	7,083	8,579
Accrued payroll and related expenses	5,055	6,919
Sales and use tax payable	3,072	2,277
Other	9,293	8,413
	$36,130	$31,884

(8) Revolving Line of Credit

As of August 2, 2014 and February 1, 2014, the Company had $71,079 and $34,029, respectively, in outstanding revolving loans under a financing agreement (the “Revolving Line of Credit”). Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $8,164 and $4,977 as of August 2, 2014 and February 1, 2014, respectively. As of August 2, 2014, the Company had $23,021 of net borrowing availability under the terms of the Revolving Line of Credit and stand-by commercial letters of credit of $400. As of August 2, 2014, the Company was in compliance with all covenants under the Revolving Line of Credit. The Revolving Line of Credit matures on August 20, 2018.

(9) Long-Term Debt

Long-term debt consisted of the following as of August 2, 2014 and February 1, 2014:

	August 2,	February 1,
	2014	2014
Term loan	$159,350	$233,825
Less discount	(2,448)	(2,693)
	156,902	231,132
Less current portion, net of discount	(1,860)	(1,860)
Long-term portion	$155,042	$229,272

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

The Term Loan was issued at a discount of $2,938, which is classified as a reduction of the unpaid balance on the condensed consolidated balance sheets. The discount is being amortized over the term of the note using the effective interest method and is included as a component of interest expense on the condensed consolidated statements of income.

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

The Term Loans bear interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185,000 tranche and $50,000 tranche, respectively. Since LIBOR has been less than 1.25% since the inception of the Term Loans through August 2, 2014, the interest rates have been fixed at 7.25% and 12.0% on the $185,000 tranche and $50,000 tranche, respectively.

On April 24, 2014 and May 23, 2014, the Company made unscheduled prepayments of $70,299 and $3,094, respectively, on a pro rata basis between the two tranches, using the net proceeds of its initial public offering and over-allotment exercise (Note 3).

As of August 2, 2014, the Term Loan had $156,902 outstanding, net of unamortized discount of $2,448. During the 13 weeks and 26 weeks ended August 2, 2014, the Company recognized $123 and $245, respectively, of non-cash interest expense with respect to the amortization of this discount.

Prior to August 20, 2013, Sportsman’s Warehouse had a $125,000 term loan that bore interest equal to the three-month LIBOR, which could not be less than 1.50%, plus an applicable margin of 7.00%. The interest rate on this term loan was fixed at 8.5% during fiscal year 2013 until the Company repaid it on August 20, 2013, because LIBOR was never more than 1.50% during that time. During the 13 weeks and 26 weeks ended August 3, 2013, the Company recognized $115 and $230, respectively, of non-cash interest expense with respect to the amortization of the discount on the $125,000 term loan.

As part of the term loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis. As of August 2, 2014, the Company was in compliance with all covenants under the Term Loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 2, 2014, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(10) Income Taxes

The 2014 estimated annual effective tax rate is expected to be 38.5% compared to 37.1% for the full year 2013. The change in the annual effective tax rate is primarily due to the store mix and applicable effective state income tax rates after apportionment.

(11) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
Net income	$5,063	$7,656	$1,695	$12,115

Weighted-average shares of common stock outstanding:
Basic	41,768	33,229	38,105	33,229
Dilutive effect of common stock equivalents	198	—	210	—
Diluted	41,966	33,229	38,315	33,229
Basic earnings per share	$0.12	$0.23	$0.04	$0.36
Diluted earnings per share	$0.12	$0.23	$0.04	$0.36

For the 13 and 26 weeks ended August 3, 2013, basic net income per share was the same as diluted net income per share because there were no outstanding potentially dilutive securities.

(12) Stock-Based Compensation

Under the terms of the restricted stock unit agreements, twenty-five percent of the outstanding restricted stock units vested on the effective date of the registration statement relating to the initial public offering because such date occurred within the first vesting period of the outstanding restricted stock units. The Company recognized $1,208 of stock-based compensation expense as a result of the change in the vesting date. The remaining non-vested restricted stock units will vest one third annually on each of the first three anniversaries of the effective date of the registration statement relating to the initial public offering.

The following table sets forth the rollforward of outstanding restricted stock units:

26 Weeks Ended
August 2, 2014

Unvested restricted stock units at February 1, 2014	1,193,747
Forfeiture	8,037
Vesting in connection with initial public offering	297,401
Unvested restricted stock units at August 2, 2014	888,309

Total compensation expense related to the restricted stock unit awards recognized during the 13 weeks ended August 2, 2014 and August 3, 2013 was $524 and $0, respectively. Total compensation expense recognized during the 26 weeks ended August 2, 2014 and August 3, 2013 was $2,258 and $0, respectively.

(13) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $9,258 and $18,152, respectively, for the 13 and 26 weeks ended August 2, 2014 and $8,427 and $15,480, respectively, for the 13 and 26 weeks ended August 3, 2013.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 55 stores in 18 states totaling approximately 2.6 million gross square feet. During fiscal year 2014 to date, we have increased our gross square footage by 13.9% through the opening of seven stores during the 26 weeks ended August 2, 2014 and one new store subsequent to August 2, 2014, in the following locations:

—	Hillsboro, Oregon on March 15, 2014
—	Carson City, Nevada on April 5, 2014
—	East Wenatchee, Washington on April 26, 2014
—	Chico, California on May 10, 2014
—	Vernal, Utah on June 7, 2014
—	Rancho Cordova, California on July 12, 2014
—	Kelso, Washington on August 2, 2014
—	Pocatello, Idaho on August 16, 2014

Individual stores are aggregated into one operating and reportable segment.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We exclude net sales from e-commerce from our calculation of same store sales and for fiscal years consisting of 53 weeks, such as fiscal year 2012, we exclude net sales during the 53rd week from our calculation of same store sales.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2011, we have opened 19 stores, including the eight new stores we have opened in fiscal year 2014. We do not expect to open any additional stores in 2014. For the next several years, we intend to grow our store base at a rate of eight to thirteen stores annually. As part of our growth strategy, we also re-acquired ten stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”) of the new store. We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operation for a new store. The 11 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 14.6% and an average ROIC of 123.8% excluding initial inventory cost (and 40.2% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, bankruptcy-related expenses and expenses related to the acquisition of ten stores in fiscal year 2013. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.9	66.5	68.2	67.5
Gross profit	33.1	33.5	31.8	32.5
Selling, general and administrative expenses	25.3	23.1	27.6	23.3
Bankruptcy-related expenses	0.0	0.0	0.0	0.0
Income from operations	7.8	10.4	4.2	9.2
Interest expense	2.6	2.2	3.2	2.3
Income before income taxes	5.2	8.2	1.0	6.9
Income tax expense	2.0	3.2	0.4	2.7
Net income	3.2%	5.0%	0.6%	4.2%
Adjusted EBITDA	10.0%	11.5%	7.8%	11.1%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty Six Weeks Ended
Department	Product Offerings	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	18.6%	16.7%	15.2%	13.3%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.0	6.2	7.2	5.8
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.1	14.5	12.7	11.6
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, waders and work boots	7.4	6.7	7.0	5.7
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	40.4	44.4	46.6	53.4
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	8.5	8.2	8.1	7.5
Other		3.0	3.3	3.2	2.7
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended August 2, 2014 Compared to Thirteen Weeks Ended August 3, 2013

Net Sales. Net sales increased by $3.6 million, or 2.3%, to $159.5 million in the 13 weeks ended August 2, 2014 compared to $155.9 million in the corresponding period of fiscal year 2013. This increase was due to net sales generated from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. These new stores generated $12.8 million in additional net sales in the second quarter of fiscal year 2014 compared to the second quarter of fiscal year 2013. We opened four of these stores in the second quarter of fiscal year 2014 and they generated $5.9 million in net sales during this quarter. This increase from our new store openings was partially offset by a decline in our same stores sales for the period of 6.1% (or a decrease of 1.4% excluding firearms and ammunition).

Each of our departments recognized an increase in net sales from the second quarter of fiscal year 2013 except for our hunting and shooting department. We experienced strong demand for our products in our camping department during the quarter. We also continued to see increased net sales from our clothing department as we continue to roll out the “store-within-a-store” concept with certain of our key vendors. All of our departments, other than our hunting and shooting department, combined for an increase in net sales of $8.4 million during the second quarter of fiscal year 2014 as compared to the second quarter of fiscal year 2013. Our hunting and shooting department had a decrease in net sales during the quarter of $4.8 million that is a result of decreased demand for firearms, ammunition and related products as compared to the corresponding period of fiscal year 2013. During the fourth fiscal quarter of fiscal year 2012, we experienced an increased demand for firearms that continued into the first half of fiscal year 2013, due in part to the public perception during that period that federal or state legislation might be enacted that would potentially make it more difficult to purchase certain firearms, ammunition and reloading supplies. Our sales of firearms returned closer to historical sales levels during the latter part of fiscal year 2013, which when combined with sales of ammunition and related products, resulted in the decrease in same store sales for the second quarter of fiscal year 2014 compared to the same period in fiscal year 2013.

With respect to same store sales, three of our six departments (hunting and shooting, fishing, and optics electronics and accessories) realized a decline in same store sales because of the decrease in demand for firearms and ammunition, as discussed above, and the associated decrease in customer traffic associated with this decreased demand. Our hunting and shooting department experienced a same store sales decline of 15.0% during the second quarter of fiscal year 2014 when compared to the corresponding period of fiscal year 2013. This decline was offset by the camping, clothing and footwear departments which had same store sales increases of 4.5%, 4.3% and 5.2%, respectively, during the same period. As of August 2, 2014, we had 46 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.2 million, or 15.4%, to $1.5 million in 13 weeks ended August 2, 2014 compared to $1.3 million in the corresponding period of fiscal year 2013. This increase was primarily attributable to an increase in the average order value of our e-commerce transactions.

Gross Profit. Gross profit increased by $0.6 million, or 1.1%, to $52.8 million for the 13 weeks ended August 2, 2014 from $52.2 million for the corresponding period of fiscal year 2013. As a percentage of net sales, gross profit decreased by 0.4% to 33.1% for the second quarter of fiscal year 2014 from 33.5% in the second quarter of fiscal year 2013. This decrease in gross margin from the corresponding period of the prior fiscal year is due to the success of our new loyalty program that was launched in November 2013 (accounting for approximately half of the decrease) and a lower gross margin in firearms, ammunition and other related product categories as a result of increased supply in the market for the quarter ended August 2, 2014 compared to the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.4 million, or 12.2%, to $40.5 million for the 13 weeks ended August 2, 2014 from $36.1 million for the corresponding period of fiscal year 2013. The increase in these expenses resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Our payroll, rent, and pre-opening expenses increased $1.6 million, $0.9 million and $0.8 million, respectively, for the 13 weeks ended August 2, 2014 from the corresponding period of fiscal year 2013. Our total payroll expense for the second quarter of fiscal year 2014 included $0.5 million in non-cash stock-based compensation. Selling, general and administrative expenses were 25.4% of net sales in the second quarter of fiscal year 2014 and 23.2% of net sales in the second quarter of fiscal year 2013. Selling, general and administrative expenses increased as a percentage of net sales primarily due to stock-based compensation expense and increased payroll, rent and pre-opening expenses from the new store locations.

Interest Expense. Interest expense increased by $0.7 million, or 20.6%, to $4.1 million in the 13 weeks ended August 2, 2014 from $3.4 million for the corresponding period of fiscal year 2013. Interest expense increased as a result of our higher debt balance during the second quarter of fiscal year 2014. In August 2013, we refinanced our term loan facility and increased the outstanding amount under this facility by $110.0 million, from $125.0 million to $235.0 million. As described below under “—Liquidity and Capital Resources,” we used the $3.0 million of net proceeds from the partial exercise of the underwriter’s overallotment from our initial public offering to repay amounts outstanding under our term loan facility in May of 2014.

Income Taxes. We recorded income tax expense of $3.2 million for the 13 weeks ended August 2, 2014 compared to income tax expense of $5.0 million for the corresponding period of fiscal year 2013. Our effective tax rate for the 13 weeks ended August 2, 2014 of 38.5% decreased from the effective tax rate for the corresponding period of fiscal year 2013 of 39.6%. This decrease came as a result of a reduction in non-deductible interest associated with debt that was repaid at the beginning of fiscal year 2013 as well as a reduction of our effective state income tax rate as we opened stores in states with no applicable state income tax and changes to the income apportionment methods in certain states where we operate.

Twenty Six Weeks Ended August 2, 2014 Compared to Twenty Six Weeks Ended August 3, 2013

Net Sales. Net sales decreased by $0.5 million, or 0.2%, to $291.9 million in the 26 weeks ended August 2, 2014 compared to $292.4 million in the corresponding period of fiscal year 2013. This decrease was due primarily to a decrease in our same store sales for the period of 11.6% (or a decrease of 1.5% excluding firearms and ammunition) offset by an additional $32.7 million of net sales generated from 14 new stores we opened or acquired in fiscal year 2013 that were not included in our same store sales as well as the seven new stores opened during the first two quarters of fiscal year 2014. Each of our departments recognized an increase in net sales from the second quarter of fiscal year 2013 except for our hunting and shooting department. Our clothing, footwear and camping departments had a combined increase of $12.5 million in net sales over the prior year period as a result of the expansion of selling square footage in the clothing department and the roll out of a “store-within-a-store” concept with certain of our key vendors and increased demand in our camping department. This increase was offset by a $19.6 million decrease in the hunting and shooting department as a result of decreased demand for firearms, ammunition and related products as compared to the corresponding period of fiscal year 2013. During the fourth fiscal quarter of fiscal year 2012, we experienced increased demand for firearms that continued into the earlier part of fiscal year 2013, due in part to the public perception during that period that federal or state legislation might be enacted that would potentially make it more difficult to purchase certain firearms. Our sales of firearms returned closer to historical sales levels during the latter part of fiscal year 2013, which when combined with sales of ammunition and related products, resulted in the decrease in same store sales for the first two quarters of fiscal year 2014 compared to the same period in fiscal year 2013.

Three of our six departments (hunting and shooting, fishing, and optics, electronics and accessories) realized a decline in same store sales because of the decrease in demand for firearms and ammunition, as discussed above, and the associated decrease in customer traffic associated with this decreased demand. Our hunting and shooting department experienced a same store sales decline of 23.6% during the 26 weeks ended August 2, 2014 when compared to the corresponding period of fiscal year 2013. This decline was partially offset by the camping, clothing and footwear departments which had same store sales increases of and 2.5%, 7.0% and 7.8%, respectively, during the same period. As of August 2, 2014, we had 46 stores included in our same store sales calculation.

During the first two quarters of fiscal year 2014, we opened seven new stores. These seven new locations generated net sales of $14.6 million during this period. Existing stores that were not included in same store sales generated $18.1 million in additional net sales in the first two quarters of fiscal year 2014 over the same period in fiscal year 2013.

Net sales from our e-commerce business decreased by $0.3 million, or 9.4%, to $2.9 million in the 26 weeks ended August 2, 2014 compared to $3.2 million in the corresponding period of fiscal year 2013.This decrease was primarily attributable to the decreased demand for ammunition and other hunting related products that can be sold online.

Gross Profit. Gross profit decreased by $2.1 million, or 2.2%, to $93.0 million for the 26 weeks ended August 2, 2014 from $95.1 million for the corresponding period of fiscal year 2013. As a percentage of net sales, gross profit decreased by 0.7% to 31.8% for the first two quarters of fiscal year 2014 from 32.5% in the first two quarters of fiscal year 2013. This decrease in gross margin from the corresponding period of the prior fiscal year is due to a return to our normal historical marketing calendar in the first quarter of fiscal year 2014 after having suspended certain of our regularly scheduled marketing events in the first quarter of fiscal year 2013 during the period of increased demand for firearms and ammunition, the success of our new loyalty program that was launched in November 2013 and lower gross margin in firearms, ammunition and other related product categories as a result of increased supply in the market for the first half of fiscal year 2014 compared to the corresponding period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $12.4 million, or 18.1%, to $80.8 million for the 26 weeks ended August 2, 2014 from $68.4 million for the corresponding period of fiscal year 2013. The increase in these expenses resulted from an increase in the number of stores in operation over the corresponding period of the prior year. Our payroll, rent and pre-opening expenses increased $7.4 million, $2.6 million and $1.3 million, respectively, for the 26 weeks ended August 2, 2014 from the corresponding period of fiscal year 2013. These increases were partially offset by a decrease in the costs associated with our acquisition of our ten previously owned stores in Montana, Oregon and Washington of $2.3 million during the same period. Our total payroll expense for the first half of fiscal year 2014 included $2.2 million in bonuses paid as a result of the successful completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers and $2.3 million in non-cash stock-based compensation, $1.2 million of which was due to accelerated vesting triggered by our initial public offering. Selling, general and administrative expenses were 27.7% of net sales in the first two quarters of fiscal year 2014 and 23.4% of net sales in the first two quarters of fiscal year 2013. Selling, general and administrative expenses increased as a percentage of net sales primarily due to the increase in bonuses and stock-based compensation expense related to our initial public offering and increased payroll, rent and pre-opening expenses from the new store locations.

Interest Expense. Interest expense increased by $2.8 million, or 42.4%, to $9.4 million in the 26 weeks ended August 2, 2014 from $6.6 million for the corresponding period of fiscal year 2013. Interest expense increased as a result of our higher debt balance during the first half of fiscal year 2014 compared to the first half of fiscal year 2013. In August 2013, we refinanced our term loan facility and increased the outstanding amount under this facility by $110.0 million, from $125.0 million to $235.0 million. As described below under “—Liquidity and Capital Resources,” we used the $73.3 million of net proceeds from our initial public offering and partial exercise of the underwriter’s overallotment to repay amounts outstanding under our term loan facility in April and May of 2014.

Income Taxes. We recorded an income tax expense of $1.1 million for the 26 weeks ended August 2, 2014 compared to income tax expense of $8.0 million for the corresponding period of fiscal year 2013. Our effective tax rate for the 26 weeks ended August 2, 2014 of 38.5% decreased from the effective tax rate for the corresponding period of fiscal year 2013 of 39.6%. This decrease came as a result of a reduction in non-deductible interest associated with debt that was repaid at the beginning of fiscal year 2013 as well as a reduction of our effective state income tax rate as we opened stores in states with no applicable state income tax and changes to the income apportionment methods in certain states where we operate.

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

We expect capital expenditures of approximately $23.2 million for fiscal year 2014. We had capital expenditures of approximately $19.6 million during the first two quarters of fiscal year 2014. We expect to incur approximately $3.6 million in capital expenditures for the remainder of fiscal year 2014, including approximately $0.2 million for the expansion of our store base, approximately $1.9 million for improvements to our information technology infrastructure, approximately $0.8 million to fully equip our recently opened distribution center and approximately $0.7 million for store maintenance projects. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty Six Weeks Ended
	August 2,	August 3,
	2014	2013
	(in thousands)
Cash flows from operating activities	$(18,118)	$(21,125)
Cash flows from investing activities	(19,590)	(59,652)
Cash flows from financing activities	38,006	45,476
Cash and cash equivalents at end of period	1,652	1,214

Net cash used in operating activities was $18.1 million for the first two quarters of fiscal year 2014, compared to $21.1 million for the first two quarters of fiscal year 2013, a decrease of approximately $3.0 million. Our net cash used in operating activities decreased primarily because of an increase in non-cash expenses, such as deferred rent and stock –based compensation and an increase in accounts payable, offset by a decrease in net income for the 26 weeks ended August 2, 2014 compared to the same period of the prior year.

Net cash used in investing activities was $19.6 million for the first two quarters of fiscal year 2014 compared to net cash used in investing activities of $59.9 million for the first two quarters of fiscal year 2013. During the first two quarters of fiscal year 2013, we acquired ten stores for $47.8 million of cash. Capital expenditures increased $7.7 million to $19.6 million for the first two quarters of fiscal year 2014 compared to $11.9 million for the first two quarters of fiscal year 2013. This increase was primarily a result of opening seven new stores in the first two quarters of fiscal year 2014 compared to three new stores opened in the first two quarters of fiscal year 2013, our continued remodel of our clothing department and equipment and racking required for our recently opened distribution center.

Net cash provided by financing activities was $38.0 million for the first two quarters of fiscal year 2014, compared to $45.5 million for the first two quarters of fiscal year 2013. During the first quarter of fiscal year 2014, we completed our initial public offering and, in the second quarter of fiscal year 2014, the underwriters partially exercised the over-allotment option granted at the time of the initial public offering to purchase additional shares of our common stock. Through these transactions, we received total net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $73.3 million. These proceeds were used to repay amounts outstanding under our term loans. Total principal payments on long-term debt during the first two quarters of 2014 were $74.5 million compared to $0.6 million in the corresponding period of fiscal year 2013. In addition to these changes, we had net borrowings of approximately $33.9 million during the first two quarters of fiscal year 2014 on our revolving credit facility compared to $40.9 million during the corresponding period of fiscal year 2013.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loans.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association that provides for borrowings in the aggregate amount of up to $105.0 million, subject to a borrowing base calculation. All borrowings under the revolving credit facility are limited to a borrowing base equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement. As of August 2, 2014, $23.0 million was available for borrowing and $62.9 million was outstanding under the revolving credit facility. The revolving credit facility matures on August 20, 2018.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.75% to 2.25% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of August 2, 2014 was 1.91%.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 1.75% until such amounts are paid in full.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of August 2, 2014, we were in compliance with all covenants under the revolving credit facility.

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

Sportsman’s Warehouse, Inc. must make quarterly principal payments of $0.6 million on the last business day of each fiscal quarter through maturity. On the maturity date, Sportsman’s Warehouse, Inc. must pay all outstanding principal remaining on both tranches of the term loan facility, together with any accrued and unpaid interest. Sportsman’s Warehouse, Inc. is permitted to prepay the term loans at any time, provided that it must apply any prepayments on a pro rata basis between the two tranches. We used all of the $73.3 million of net proceeds from our initial public offering and the underwriters’ over-allotment exercise to repay amounts outstanding under our term loans on a pro rata basis between the two tranches. As of August 2, 2014, there was $159.9 million outstanding under the term loans.

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

The term loans bear interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, if available to all relevant lenders, the nine- or twelve-month LIBOR), as defined in the term loan agreement, at Sportsman’s Warehouse, Inc.’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185.0 million tranche and $50.0 million tranche, respectively. Since LIBOR has been less than 1.25% since the inception of the term loans through August 2, 2014, the interest rates have been fixed at 7.25% and 12.0% on the $185.0 million tranche and $50.0 million tranche, respectively.

The term loans contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loans also require us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loans also contain customary events of default. As of August 2, 2014, we were in compliance with all covenants under the term loans.

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

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of August 2, 2014, our operating income would have been correspondingly higher or lower by approximately $0.1 million. Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the 13 and 26 weeks ended August 2, 2014 and August 3, 2013, we did not recognize any material gift card breakage income. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of August 2, 2014, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $0.6 million.

Inventory Valuation

We value our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of August 2, 2014, our cost of sales would have been correspondingly lower or higher by approximately $0.4 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the 13 weeks ended August 2, 2014 or August 3, 2013.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. During the first two quarters of fiscal year 2014, we used the net proceeds of $73.3 million from our initial public offering and the underwriters’ exercise of the over-allotment option to repay amounts outstanding under our term loans. As a result of this partial repayment and the regularly scheduled principal and interest payment made on May 2, 2014 and August 1, 2014, the total payments to be made with respect to our long-term debt obligations was reduced from $329.9 million as of February 1, 2014 to $219.0 million as of August 2, 2014. All other changes to our contractual obligations during the first and second quarter of fiscal year 2014 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, bankruptcy-related expenses and expenses related to the acquisition of ten stores in fiscal year 2013. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 26 weeks ended August 2, 2014 and August 3, 2013.

	Thirteen Weeks Ended		Twenty Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2014	2013	2014	2013
	(in thousands)
Net income	$5,063	$7,656	$1,695	$12,115
Plus:
Interest expense	4,107	3,365	9,365	6,593
Income tax expense	3,173	5,029	1,062	7,958
Depreciation and amortization	2,218	1,515	4,070	2,426
Stock-based compensation expense (1)	524	—	2,258	—
Pre-opening expenses (2)	904	142	2,129	837
IPO bonus (3)	—	—	2,200	—
Bankruptcy-related expenses (4)	—	—	—	55
Acquisition expenses (5)	—	154	—	2,324
Adjusted EBITDA	$15,989	$17,861	$22,779	$32,308

Adjusted EBITDA margin	10.0%	11.5%	7.8%	11.1%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
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

(5)	Acquisition expenses relate to the costs associated with the acquisition of our 10 previously operated stores in Montana, Oregon and Washington.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see the notes to our condensed consolidated financial statements. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”) can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At August 2, 2014, the weighted average interest rate on our borrowings under our revolving credit facility was 1.91%. Based on a sensitivity analysis at August 2, 2014, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.6 million. As long as LIBOR is less than 1.25%, the interest rates on our $185.0 million term loan and $50.0 million term loan will be fixed at 7.25% and 12.0%, respectively. Since we entered into the term loan facility on August 20, 2013, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 2, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was no material development to any legal proceedings disclosed in our Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Quarterly Report on Form 10-Q for the quarterly period ended May 3, 2014.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).
31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS**	XBRL Instance Document.
101.SCH**	XBRL Taxonomy Extension Schema Document.
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.
*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: September 12, 2014	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: September 12, 2014	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)