Form 10-Q
period 2014-11-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2014-12-05
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2014

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

As of December 5, 2014, the registrant had 41,818,235 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended November 1, 2014 and November 2, 2013 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2014 and the third quarter of fiscal year 2013, respectively. Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014. Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	November 1,	February 1,
	2014	2014
Assets
Current assets:
Cash and cash equivalents	$1,738	$1,354
Accounts receivable, net	470	413
Merchandise inventories	230,602	161,334
Prepaid expenses and other	8,944	7,753
Deferred income taxes	2,632	2,229
Income taxes receivable	6,828	3,233
Total current assets	251,214	176,316
Property and equipment, net	49,849	31,494
Deferred income taxes	6,051	6,051
Definite lived intangibles, net	6,181	7,535
Other long-term assets, net	2,371	2,833
Total assets	$315,666	$224,229

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$62,112	$27,664
Accrued expenses	38,396	31,884
Revolving line of credit	62,894	29,052
Current portion of long-term debt, net of discount	1,860	1,860
Current portion of deferred rent	2,674	2,640
Total current liabilities	167,936	93,100
Long-term liabilities:
Long-term debt, net of discount and current portion	154,577	229,272
Deferred rent, net of current portion	28,171	22,953
Total long-term liabilities	182,748	252,225
Total liabilities	350,684	345,325

Commitments and contingencies (Notes 8, 9, & 13)
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 0 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 27,552 shares authorized, respectively; 41,818 and 27,265 shares issued and outstanding, respectively	418	273
Restricted nonvoting common stock, $.01 par value; 0 and 6,888 shares authorized, respectively; 0 and 5,677 shares issued and outstanding, respectively	—	57
Additional paid-in capital	75,744	365
Accumulated deficit	(111,180)	(121,791)
Total stockholders' deficit	(35,018)	(121,096)
Total liabilities and stockholders' deficit	$315,666	$224,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net sales	$182,532	$175,059	$474,425	$467,436
Cost of goods sold	121,881	119,836	320,819	317,090
Gross profit	60,651	55,223	153,606	150,346

Selling, general, and administrative expenses	42,026	38,240	122,859	106,642
Bankruptcy related expenses	—	—	—	55
Income from operations	18,625	16,983	30,747	43,649
Interest expense	(4,122)	(13,302)	(13,487)	(19,895)
Income before income taxes	14,503	3,681	17,260	23,754
Income tax expense	5,587	1,459	6,649	9,417
Net income	$8,916	$2,222	$10,611	$14,337
Earnings per share:
Basic	$0.21	$0.07	$0.27	$0.43
Diluted	$0.21	$0.07	$0.27	$0.43
Weighted average shares outstanding:
Basic	41,818	33,229	39,342	33,229
Diluted	41,931	33,229	39,553	33,229

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty Nine Weeks Ended
	November 1,	November 2,
	2014	2013
Cash flows from operating activities:
Net income	$10,611	$14,337
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	5,183	3,290
Amortization of discount on debt and deferred financing fees	977	6,607
Amortization of definite lived intangible	1,354	1,065
Net increase (decrease) in deferred rent credit	5,252	(65)
Gain on asset dispositions	—	(112)
Deferred income taxes	(403)	(1,038)
Stock-based compensation	2,780	—
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(57)	1,266
Merchandise inventories	(69,268)	(75,499)
Prepaid expenses and other	(1,338)	1,824
Other long-term assets	—	49
Accounts payable	34,448	17,051
Accrued expenses	303	1,194
Income taxes receivable and payable	(3,595)	(10,079)
Net cash used in operating activities	(13,753)	(40,110)
Cash flows from investing activities:
Purchase of property and equipment	(23,538)	(15,518)
Purchase of business	—	(47,767)
Proceeds from sale of fixed assets	—	124
Net cash used in investing activities	(23,538)	(63,161)
Cash flows from financing activities:
Net borrowings on line of credit	33,842	57,313
Borrowings on term loan	—	235,000
Issuance of common stock, net	73,393	—
Dividends paid	—	(101,065)
Increase in book overdraft	6,209	11,733
Excess tax benefits from stock-based compensation arrangements	287	—
Payment of withholdings on restricted stock units	(993)	—
Payment of deferred financing costs	—	(3,960)
Principal payments on unsecured note payable	—	(2,756)
Principal payments on long-term debt	(75,063)	(125,275)
Discount on term loan	—	(2,938)
Net cash provided by financing activities	37,675	68,052
Net change in cash and cash equivalents	384	(35,219)
Cash and cash equivalents at beginning of period	1,354	36,515
Cash and cash equivalents at end of period	$1,738	$1,296

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of November 1, 2014, the Company operated 55 stores in 18 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the SEC. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2014 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended November 1, 2014 are not necessarily indicative of the results to be obtained for the year ending January 31, 2015. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the fiscal year ended February 1, 2014.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal third quarters ended November 1, 2014 and November 2, 2013 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2014 and third quarter of fiscal year 2013, respectively. Fiscal year 2013 contained 52 weeks of operations ended February 1, 2014. Fiscal year 2014 will contain 52 weeks of operations and will end on January 31, 2015.

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

Workers Compensation Insurance

The Company maintains for its employees a partially self-funded workers compensation plan. The Company maintains stop-loss insurance through an insurance company with a $150 per claim deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

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

Comprehensive Income

The Company has no components of net income or loss that would require classification as other comprehensive income for 13 week or 39 week periods ended November 1, 2014 and November 2, 2013.

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

39 Weeks Ended
November 2, 2013
(In thousands, except per share amounts)
Net sales	$468,102
Net income	$14,220
Basic earnings per share	$0.43
Diluted earnings per share	$0.43

(6) Property and Equipment

Property and equipment as of November 1, 2014 and February 1, 2014 were as follows:

	November 1,	February 1,
	2014	2014
Furniture, fixtures, and equipment	$32,237	$23,953
Leasehold improvements	32,736	15,943
Construction in progress	3,125	4,664
	68,098	44,560
Less accumulated depreciation and amortization	(18,249)	(13,066)
	$49,849	$31,494

(7) Accrued Expenses

Accrued expenses consisted of the following as of November 1, 2014 and February 1, 2014:

	November 1,	February 1,
	2014	2014
Book overdraft	$11,905	$5,696
Unearned revenue	6,747	8,579
Accrued payroll and related expenses	7,362	6,919
Sales and use tax payable	3,549	2,277
Other	8,833	8,413
	$38,396	$31,884

(8) Revolving Line of Credit

As of November 1, 2014 and February 1, 2014, the Company had $70,096 and $34,029, respectively, in outstanding revolving loans under a financing agreement (the “Revolving Line of Credit”). Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $7,202 and $4,977 as of November 1, 2014 and February 1, 2014, respectively. As of November 1, 2014, the Company had $24,004 of net borrowing availability under the terms of the Revolving Line of Credit and stand-by commercial letters of credit of $400. As of November 1, 2014, the Company was in compliance with all covenants under the Revolving Line of Credit. The Revolving Line of Credit matures on August 20, 2018. The Revolving Line of Credit was modified subsequent to November 1, 2014 (see Note 14).

(9) Long-Term Debt

Long-term debt consisted of the following as of November 1, 2014 and February 1, 2014:

	November 1,	February 1,
	2014	2014
Term loan	$158,763	$233,825
Less discount	(2,326)	(2,693)
	156,437	231,132
Less current portion, net of discount	(1,860)	(1,860)
Long-term portion	$154,577	$229,272

Term Loan

The Company’s wholly owned subsidiary, Sportsman’s Warehouse, Inc. entered into a $235,000 senior secured term loan facility (“Term Loan”), consisting of a $185,000 tranche and a $50,000 tranche, with Credit Suisse AG as administrative agent and collateral agent, on August 20, 2013 (“Closing Date”). The Term Loan was refinanced subsequent to November 1, 2014 (see Note 14).

The Term Loan is secured by a lien on substantially all of the tangible and intangible assets of Sportsman’s Warehouse, Inc. The lien securing the obligations under the Term Loan is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

The Term Loan was issued at a discount of $2,938, which is classified as a reduction of the unpaid balance on the condensed consolidated balance sheets. The discount is being amortized over the term of the note using the effective interest method and is included as a component of interest expense on the condensed consolidated statements of income.

The Term Loan requires quarterly principal payments of $588 payable on the last business day of each fiscal quarter commencing on November 1, 2013, and continuing up to and including August 20, 2019. A final installment payment consisting of the remaining unpaid balance is due on August 20, 2019. The Company may be required to make mandatory prepayments on the term loans in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. After the completion of fiscal year 2014, Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement.

The Term Loans bear interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185,000 tranche and $50,000 tranche, respectively. Since LIBOR has been less than 1.25% since the inception of the Term Loans through November 1, 2014, the interest rates have been fixed at 7.25% and 12.0% on the $185,000 tranche and $50,000 tranche, respectively.

On April 24, 2014 and May 23, 2014, Sportsman’s Warehouse, Inc. made unscheduled principal prepayments of $70,299 and $3,094, respectively, on a pro rata basis between the two tranches, using the net proceeds of its initial public offering and over-allotment exercise (Note 3).

As of November 1, 2014, the Term Loan had $156,437 outstanding, net of unamortized discount of $2,326. During the 13 weeks and 39 weeks ended November 1, 2014, the Company recognized $122 and $368, respectively, of non-cash interest expense with respect to the amortization of this discount.

Prior to August 20, 2013, Sportsman’s Warehouse had a $125,000 term loan that bore interest equal to the three-month LIBOR, which could not be less than 1.50%, plus an applicable margin of 7.00%. The interest rate on this term loan was fixed at 8.5% during fiscal year 2013 until the Company repaid it on August 20, 2013, because LIBOR was never more than 1.50% during that time. During the 13 weeks and 39 weeks ended November 2, 2013, the Company recognized $115 and $345, respectively, of non-cash interest expense with respect to the amortization of the discount on the $125,000 term loan.

As part of the term loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis. As of November 1, 2014, Sportsman’s Warehouse Inc. was in compliance with all covenants under the Term Loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of November 1, 2014, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
Net income	$8,916	$2,222	$10,611	$14,337

Weighted-average shares of common stock outstanding:
Basic	41,818	33,229	39,342	33,229
Dilutive effect of common stock equivalents	113	—	211	—
Diluted	41,931	33,229	39,553	33,229
Basic earnings per share	$0.21	$0.07	$0.27	$0.43
Diluted earnings per share	$0.21	$0.07	$0.27	$0.43

For the 13 weeks and 39 weeks ended November 2, 2013, basic net income per share was the same as diluted net income per share because there were no outstanding potentially dilutive securities.

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

The following table sets forth the rollforward of outstanding restricted stock units:

39 Weeks Ended
November 1, 2014

Unvested restricted stock units at February 1, 2014	1,193,747
Forfeiture	8,541
Vesting in connection with initial public offering	297,401
Unvested restricted stock units at November 1, 2014	887,805

Total compensation expense related to the restricted stock unit awards recognized during the 13 weeks ended November 1, 2014 and November 2, 2013 was $522 and $0, respectively. Total compensation expense recognized during the 39 weeks ended November 1, 2014 and November 2, 2013 was $2,780 and $0, respectively.

(13) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $9,578 and $27,730, respectively, for the 13 weeks and 39 weeks ended November 1, 2014 and $8,549 and $24,029, respectively, for the 13 weeks and 39 weeks ended November 2, 2013.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. The Company believes, after discussion with legal counsel, the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

(14) Subsequent Events

On December 3, 2014 (“Closing Date”), the Company’s wholly owned subsidiary, Sportsman’s Warehouse, Inc., refinanced its existing $235,000 Term Loan facility, of which $158,800 was outstanding as of November 1, 2014, and entered into a new $160,000 senior secured term loan facility (“New Term Loan”) with Cortland Capital Market Services LLC as administrative agent and collateral agent. The New Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

All of Sportsman’s Warehouse, Inc.’s obligations under the New Term Loan are guaranteed by Holdings, Minnesota Merchandising Corporation, a wholly owned subsidiary of Holdings, and each of Sportsman’s Warehouse, Inc.’s subsidiaries.

The New Term Loan is secured by a lien on substantially all of the Company’s tangible and intangible assets. The lien securing the obligations under the New Term Loan is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

The New Term Loan requires quarterly principal payments of $400 payable on the last business day of each fiscal quarter commencing on May 1, 2015, and continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020.

As a result of this refinance, we recorded $5,700 in expense related to the write-off of term loan fees, which included deferred financing fees, the discount, and a prepayment penalty.

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the New Term Loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the agreement for the New Term Loan.

The New Term Loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The New Term Loan contain customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The New Term Loan also requires the Company to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The New Term Loan also contains customary events of default.

In conjunction with the refinance of the Term Loan, the borrowing capacity of the Revolving Line of Credit facility was increased to $135,000 from $105,000, and the maturity date was extended to December 3, 2019.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 55 stores in 18 states, totaling approximately 2.6 million gross square feet. During fiscal year 2014 to date, we have increased our gross square footage by 14.0% through the opening of eight stores during the 39 weeks ended November 1, 2014 in the following locations:

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 20 stores, including the eight new stores we have opened in fiscal year 2014. We do not expect to open any additional stores in 2014. For the next several years, we intend to grow our store base at a rate of eight to 13 stores annually. As part of our growth strategy, we also re-acquired ten stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operation for a new store. The 12 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 14.3% and an average ROIC of 121.6% excluding initial inventory cost (and 38.7% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	68.5	67.6	67.8
Gross profit	33.2	31.5	32.4	32.2
Selling, general and administrative expenses	23.0	21.8	25.9	22.8
Bankruptcy-related expenses	0.0	0.0	0.0	0.0
Income from operations	10.2	9.7	6.5	9.4
Interest expense	2.2	7.6	2.8	4.3
Income before income taxes	8.0	2.1	3.7	5.1
Income tax expense	3.1	0.8	1.5	2.0
Net income	4.9%	1.3%	2.2%	3.1%
Adjusted EBITDA	12.0%	10.9%	9.4%	11.0%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Department	Product Offerings	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	13.3%	12.1%	14.5%	12.9%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.2	10.3	8.3	7.5
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.6	6.9	10.7	9.9
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, waders and work boots	7.2	7.1	7.1	6.3
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	47.4	49.7	46.9	52.0
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	10.8	10.4	9.2	8.6
Other		3.5	3.5	3.3	2.8
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended November 1, 2014 Compared to Thirteen Weeks Ended November 2, 2013

Net Sales. Net sales increased by $7.5 million or 4.3%, to $182.5 million in the 13 weeks ended November 1, 2014 compared to $175.1 million in the corresponding period of fiscal year 2013. Net sales increased due to net sales generated from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. These new stores generated $18.1 million in additional net sales in the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. This increase from our new store openings was partially offset by a decline in our same stores sales for the period of 6.2% (or a decrease of 3.2% excluding firearms and ammunition).

Each of our departments recognized an increase in net sales from the third quarter of fiscal year 2013 except for our hunting and shooting department. We experienced strong demand for our products in our camping department during the quarter. We also continued to see increased net sales from our clothing department as we continue to roll out the “store-within-a-store” concept with certain of our key vendors. All of our departments, other than our hunting and shooting department, combined for an increase in net sales of $7.7 million during the third quarter of fiscal year 2014 as compared to the third quarter of fiscal year 2013. Our hunting and shooting department had a decrease in net sales during the quarter of $0.5 million that is a result of decreased unit pricing of firearms and decreased demand for ammunition and related products as compared to the corresponding period of fiscal year 2013. During the fourth fiscal quarter of fiscal year 2012, we experienced an increased demand for firearms and ammunition that continued into the first half of fiscal year 2013, due in part to the public perception during that period that federal or state legislation might be enacted that would potentially make it more difficult to purchase certain firearms, ammunition and reloading supplies. During fiscal year 2014, demand for firearms, ammunition and related products decreased as this public perception subsided, resulting in a decrease in net sales from our hunting and shooting department. While we recognized an increase in firearm units sold, net sales still decreased from the third quarter of the prior fiscal year, because unit pricing decreased for many firearms vendors as a result of increased promotional pricing from those vendors.

With respect to same store sales, four of our six departments (clothing, hunting and shooting, footwear and optics, electronics and accessories) realized a decline in same store sales because of the decrease in demand for firearms and ammunition, as discussed above, and the associated decrease in customer traffic associated with this decreased demand. Our hunting and shooting department experienced a same store sales decline of 10.8% during the third quarter of fiscal year 2014 when compared to the corresponding period of fiscal year 2013. During the third quarter of fiscal year 2014, our clothing and footwear departments experienced same store sales declines of 5.9% and 3.9%, respectively, when compared to the corresponding period of fiscal year 2013. During the third quarter of fiscal year 2013, we held a liquidation sale of excess inventory, primarily clothing and footwear acquired in the acquisition of the 10 stores in March 2013. We have not had a need for a similar liquidation sale in fiscal year 2014. We also benefited last year from some large, one-time closeout buys in the camouflage business. Both one-time events inflated clothing sales in last year’s third quarter. These declines in same store sales during the third quarter of fiscal year 2014 were partially offset by the camping and fishing departments which had same store sales increases of 3.7% and 1.3%, respectively, during the same period as compared to the corresponding period of fiscal year 2013. As of November 1, 2014, we had 47 stores included in our same store sales calculation.

Net sales from our e-commerce business remained flat at $1.8 million in the 13 weeks ended November 1, 2014 compared to $1.8 million in the corresponding period of fiscal year 2013.

Gross Profit. Gross profit increased by $5.4 million, or 9.8%, to $60.7 million for the 13 weeks ended November 1, 2014 from $55.2 million for the corresponding period of fiscal year 2013. As a percentage of net sales, gross profit increased by 1.7% to 33.2% for the 13 weeks ended November 1, 2014 from 31.5% in corresponding period of fiscal year 2013. This increase in gross profit from the corresponding period of the prior fiscal year is due to the negative impact on gross profit of the liquidation of excess inventory in the third quarter of fiscal year 2013, which consisted primarily of clothing and footwear which was acquired as part of the acquisition of the 10 stores in March 2013. We have not conducted a similar sale during fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $3.8 million, or 9.9%, to $42.0 million for the 13 weeks ended November 1, 2014 from $38.2 million for the corresponding period of fiscal year 2013. The increase in these expenses resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Our payroll, rent and other operating expenses increased $1.8 million, $1.0 million and $0.5 million, respectively, for the 13 weeks ended November 1, 2014 from the corresponding period of fiscal year 2013. Our total payroll expense for the third quarter of fiscal year 2014 included $0.5 million in non-cash stock-based compensation. Selling, general and administrative expenses were 23.0% of net sales in the third quarter of fiscal year 2014 and 21.8% of net sales in the corresponding period of fiscal year 2013. Selling, general and administrative expenses increased as a percentage of net sales primarily due to stock-based compensation expense and increased payroll, rent and other operating expenses from the new store locations.

Interest Expense. Interest expense decreased by $9.2 million, or 69.0%, to $4.1 million in the 13 weeks ended November 1, 2014 from $13.3 million for the corresponding period of fiscal year 2013. Interest expense decreased primarily as a result of our lower debt balance during the third quarter of fiscal year 2014 compared to the third quarter of fiscal year 2013. Our debt decreased since the third quarter of fiscal year 2013 because we repaid $73.3 million of our term loans in April and May 2014 with the net proceeds from our initial public offering and partial exercise of the underwriter’s overallotment option.

Income Taxes. We recorded income tax expense of $5.6 million for the 13 weeks ended November 1, 2014 compared to income tax expense of $1.5 million for the corresponding period of fiscal year 2013. Our effective tax rate for the 13 weeks ended November 1, 2014 of 38.5% decreased from the effective tax rate for the corresponding period of fiscal year 2013 of 39.6%. This decrease came as a result of a reduction of our effective state income tax rate as we opened stores in states with no applicable state income tax and changes to the income apportionment methods in certain states where we operate.

Thirty-Nine Weeks Ended November 1, 2014 Compared to Thirty-Nine Weeks Ended November 2, 2013

Net Sales. Net sales increased by $7.0 million, or 1.5%, to $474.4 million in the 39 weeks ended November 1, 2014 compared to $467.4 million in the corresponding period of fiscal year 2013. Net sales increased due to net sales generated from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. These new stores generated $50.8 million in additional net sales in the 39 weeks ended November 1, 2014 compared to the corresponding period of fiscal year 2013. This increase from our new store openings was partially offset by a decline in our same stores sales for the period of 9.5% (or a decrease of 2.2% excluding firearms and ammunition).

Each of our departments recognized an increase in net sales from the 39 weeks ended November 2, 2013 except for our hunting and shooting department. Our camping, clothing, fishing, footwear and gift bar departments had a combined increase of $24.7 million in net sales over the prior year period as a result of the expansion of selling square footage in the clothing department and the roll out of a “store-within-a-store” concept with certain of our key vendors and increased demand in our camping department. This increase was offset by a $20.1 million decrease in the hunting and shooting department as a result of decreased demand for firearms, ammunition and related products as compared to the corresponding period of fiscal year 2013. During the fourth fiscal quarter of fiscal year 2012, we experienced increased demand for firearms that continued into the earlier part of fiscal year 2013, due in part to the public perception during that period that federal or state legislation might be enacted that would potentially make it more difficult to purchase certain firearms, ammunition and reloading supplies. Our sales of firearms returned closer to historical sales levels during the latter part of fiscal year 2013, which when combined with sales of ammunition and related products, resulted in the decrease in same store sales for the first three quarters of fiscal year 2014 compared to the same period in fiscal year 2013.

With respect to same store sales, three of our six departments (hunting and shooting, fishing, and optics, electronics and accessories) realized a decline in same store sales because of the decrease in demand for firearms and ammunition, as discussed above, and the associated decrease in customer traffic associated with this decreased demand. Our hunting and shooting department experienced a same store sales decline of 19.0% during the 39 weeks ended November 1, 2014 when compared to the corresponding period of fiscal year 2013. This decline was partially offset by the camping, clothing and footwear departments, which had same store sales increases of 2.9%, 0.3% and 2.7%, respectively, during the same period. As of November 1, 2014, we had 47 stores included in our same store sales calculation.

During the first three quarters of fiscal year 2014, we opened eight new stores. These eight new locations generated net sales of $32.3 million during this period. Existing stores that were not included in same store sales generated $18.5 million in additional net sales in the first three quarters of fiscal year 2014 over the same period in fiscal year 2013.

Net sales from our e-commerce business decreased by $0.3 million, or 6.0%, to $4.7 million in the 39 weeks ended November 1, 2014 compared to $5.0 million in the corresponding period of fiscal year 2013.This decrease was primarily attributable to the decreased demand for ammunition and other hunting related products that can be sold online.

Gross Profit. Gross profit increased by $3.3 million, or 2.2%, to $153.6 million for the 39 weeks ended November 1, 2014 from $150.3 million for the corresponding period of fiscal year 2013. As a percentage of net sales, gross profit increased by 0.2% to 32.4% for the 39 weeks of fiscal year 2014 from 32.2% in the corresponding period of fiscal year 2013. The increase in gross profit from the corresponding period of the prior fiscal year due to the negative impact on gross profit of the liquidation of excess inventory in the third quarter of fiscal year 2013, which consisted primarily of clothing and footwear which we acquired as part of the acquisition of the 10 stores in March 2013. We have not conducted a similar sale during the current fiscal year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16.2 million, or 15.2%, to $122.9 million for the 39 weeks ended November 1, 2014 from $106.6 million for the corresponding period of fiscal year 2013. The increase in these expenses resulted from an increase in the number of stores in operation over the corresponding period of the prior year. Our payroll, rent and other operating expenses increased $9.2 million, $3.7 million and $2.2 million, respectively, for the 39 weeks ended November 1, 2014 from the corresponding period of fiscal year 2013. These increases were partially offset by a decrease in the costs associated with our acquisition of the 10 stores in March 2013 of $2.3 million during the same period. Our total payroll expense for the first half of fiscal year 2014 included $2.2 million in bonuses paid as a result of the successful completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers and $2.8 million in non-cash stock-based compensation, $1.2 million of which was due to accelerated vesting triggered by our initial public offering. Selling, general and administrative expenses were 25.9% of net sales in the 39 weeks ended November 1, 2014 compared to 22.8% of net sales in the corresponding period of fiscal year 2013. Selling, general and administrative expenses increased as a percentage of net sales primarily due to the increase in bonuses and stock-based compensation expense related to our initial public offering and increased payroll, rent and pre-opening expenses from the new store locations.

Interest Expense. Interest expense decreased by $6.4 million, or 32.2%, to $13.5 million in the 39 weeks ended November 1, 2014 from $19.9 million for the corresponding period of fiscal year 2013. Interest expense decreased primarily as a result of our lower debt balance during the first three quarters of fiscal year 2014 compared to the first three quarters of fiscal year 2013. Additionally, in August 2013, we refinanced our term loan facility and increased the outstanding amount under this facility by $110.0 million, from $125.0 million to $235.0 million, and, as a result of this refinance, we recorded $8.1 million of interest expense. This amount was composed of a prepayment penalty, a discount write-off and a deferred financing fee-write off of $2.5 million, $2.4 million and $3.2 million, respectively. However, as described below under “—Liquidity and Capital Resources,” we used the net proceeds from our initial public offering and partial exercise of the underwriter’s overallotment to repay $73.3 million outstanding under our term loan facility in April and May of 2014.

Income Taxes. We recorded an income tax expense of $6.6 million for the 39 weeks ended November 1, 2014 compared to income tax expense of $9.4 million for the corresponding period of fiscal year 2013. Our effective tax rate for the 39 weeks ended November 1, 2014 of 38.5% decreased from the effective tax rate for the corresponding period of fiscal year 2013 of 39.6%. This decrease came as a result of a reduction of our effective state income tax rate as we opened stores in states with no applicable state income tax and changes to the income apportionment methods in certain states where we operate.

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

For the 39 weeks ended November 1, 2014, we incurred approximately $23.5 million in capital expenditures. We do not expect to open any additional stores in fiscal year 2014. As we begin the process of remodeling and constructing our fiscal year 2015 new stores, we expect to incur an additional $5.0 to $7.0 million in capital expenditures during the fourth quarter of fiscal year 2014. This amount could vary depending upon the progress of these projects. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2014	2013
	(in thousands)
Cash flows from operating activities	$(13,753)	$(40,110)
Cash flows from investing activities	(23,538)	(63,161)
Cash flows from financing activities	37,675	68,052
Cash and cash equivalents at end of period	1,738	1,296

Net cash used in operating activities was $13.8 million for the 39 weeks ended November 1, 2014, compared to $40.1 million for the corresponding period of fiscal year 2013, a decrease of approximately $26.3 million. Our net cash used in operating activities decreased primarily due to favorable changes in accounts payable, income taxes, inventory and deferred rent of $17.3 million, $6.5 million, $6.2 million and $5.3 million, respectively. These changes were partially offset by a decrease in the amortization of our debt discount and deferred financing fees of $5.6 million and lower net income of $3.7 million.

Net cash used in investing activities was $23.5 million for the 39 weeks ended November 1, 2014 compared to net cash used in investing activities of $63.2 million for the corresponding period of fiscal year 2013. During the 39 weeks ended November 2, 2013, we acquired ten stores for $47.8 million of cash. Capital expenditures increased $8.0 million to $23.5 million for the 39 weeks ended November 1, 2014 compared to $15.5 million for the corresponding period of fiscal year 2013. This increase was primarily a result of opening eight new stores in the 39 weeks ended November 1, 2014 compared to four new stores opened in the corresponding period of fiscal year 2013, as well as our continued remodel of our clothing department and equipment and racking required for our distribution center.

Net cash provided by financing activities was $37.7 million for 39 weeks ended November 1, 2014, compared to $68.1 million for the corresponding period of fiscal year 2013. During the first quarter of fiscal year 2014, we completed our initial public offering and, in the second quarter of fiscal year 2014, the underwriters partially exercised the over-allotment option granted at the time of the initial public offering to purchase additional shares of our common stock. Through these transactions, we received total net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $73.3 million. These proceeds were used to repay amounts outstanding under our term loans. Total principal payments on long-term debt during the 39 weeks ended November 1, 2014 were $75.1 million compared to $125.3 million in the corresponding period of fiscal year 2013. During the third quarter of fiscal year 2013, we refinanced our term loan. Principal payments made to pay off the old term loan totaled $124.1 million and the new term loan was issued for $235 million. During the same period, we also paid dividends to our shareholders totaling $101.1 million. In addition to these changes, we had net borrowings of approximately $33.8 million during the 39 weeks ended November 1, 2014 on our revolving credit facility compared to $57.3 million during the corresponding period of fiscal year 2013.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loans.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. In connection with the refinancing of our senior secured term loans in December 2014 discussed below, the lenders under our senior secured revolving credit facility agreed to increase our maximum borrowing availability from $105.0 million to $135.0 million. All borrowings under the revolving credit facility are limited to a borrowing base equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement. As of November 1, 2014, $24.0 million was available for borrowing and $62.9 million was outstanding under the revolving credit facility. The revolving credit facility matures on August 20, 2018.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.75% to 2.25% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of November 1, 2014 was 2.16%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of November 1, 2014, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loans. On December 3, 2014, our wholly owned subsidiary, Sportsman’s Warehouse, Inc., refinanced its existing $235.0 million term loan facility, of which $158.8 million was outstanding as of November 1, 2014, and entered into a new $160.0 million senior secured term loan facility with Cortland Capital Market Services LLC, as administrative agent and collateral agent. The new term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

All of Sportsman’s Warehouse, Inc.’s obligations under the new term loan are guaranteed by Holdings, Minnesota Merchandising Corporation, a wholly owned subsidiary of Holdings, and each of Sportsman’s Warehouse, Inc.’s subsidiaries.

The new term loan is secured by a lien on substantially all of the tangible and intangible assets of Sportsman’s Warehouse, Inc. The lien securing the obligations under the new term loan is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

The new term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter commencing on May 1, 2015, and continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020.

As a result of this refinance, we recorded $5.7 million in expense related to the write-off of term loan fees, which included deferred financing fees, the discount, and a prepayment penalty.

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the new term loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the new term loan agreement.

The new term loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The new term loan contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The new term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The new term loan also contains customary events of default.

Sportsman’s Warehouse, Inc.’s prior term loan that was repaid with our refinancing on December 3, 2014 was a $235.0 million senior secured term loan facility, consisting of a $185.0 million tranche and a $50.0 million tranche, with Credit Suisse AG as administrative agent and collateral agent. The prior term loans had a maturity date of August 20, 2019.

Under the prior terms, Sportsman’s Warehouse, Inc. was required to make quarterly principal payments of $0.6 million on the last business day of each fiscal quarter through maturity. We used all of the $73.3 million of net proceeds from our initial public offering and the underwriters’ over-allotment exercise to repay amounts outstanding under our prior term loans on a pro rata basis between the two tranches in April and May 2014. As of November 1, 2014, there was $158.8 million outstanding under the prior term loans.

The prior term loans bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, if available to all relevant lenders, the nine- or twelve-month LIBOR), as defined in the term loan agreement, at Sportsman’s Warehouse, Inc.’s election, which could not be less than 1.25%, plus an applicable margin of 6.00% and 10.75% for the $185.0 million tranche and $50.0 million tranche, respectively. Since LIBOR was less than 1.25% during the term of the prior term loans, the interest rates were fixed at 7.25% and 12.0% on the $185.0 million tranche and $50.0 million tranche, respectively.

As of November 1, 2014, we were in compliance with all covenants under the term loans.

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

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of November 1, 2014, our operating income would have been correspondingly higher or lower by approximately $0.1 million. Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the 13 weeks and 39 weeks ended November 1, 2014 and November 2, 2013, we did not recognize any material gift card breakage income. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of November 1, 2014, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $0.6 million.

Inventory Valuation

We value our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of November 1, 2014, our cost of sales would have been correspondingly lower or higher by approximately $0.5 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the 13 weeks ended November 1, 2014 or November 2, 2013.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. During the 39 weeks ended November 1, 2014, we used the net proceeds of $73.3 million from our initial public offering and the underwriters’ exercise of the over-allotment option to repay amounts outstanding under our term loans. As a result of this partial repayment and the regularly scheduled principal and interest payments made on May 2, 2014, August 1, 2014 and October 31, 2014, the total payments to be made with respect to our long-term debt obligations was reduced from $329.9 million as of February 1, 2014 to $219.0 million as of November 1, 2014. Since November 1, 2014, we refinanced our senior secured terms loans. The refinancing does not materially change the principal amount previously owed under our prior senior secured term loans; however, our interest payment and principal payment obligations are expected to be reduced by $2.0 million and $0.8 million, respectively, each year. All other changes to our contractual obligations during the 39 weeks ended November 1, 2014 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks and 39 weeks ended November 1, 2014 and November 2, 2013.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2014	2013	2014	2013
	(dollars in thousands)
Net income	$8,916	$2,222	$10,611	$14,337
Plus:
Interest expense	4,122	13,302	13,487	19,895
Income tax expense	5,587	1,459	6,649	9,417
Depreciation and amortization	2,468	1,929	6,538	4,355
Stock-based compensation expense (1)	522	—	2,780	—
Pre-opening expenses (2)	230	234	2,359	1,071
IPO bonus (3)	—	—	2,200	—
Bankruptcy-related expenses (4)	—	—	—	55
Acquisition expenses (5)	—	7	—	2,331
Adjusted EBITDA	$21,845	$19,153	$44,624	$51,461

Adjusted EBITDA margin	12.0%	10.9%	9.4%	11.0%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At November 1, 2014, the weighted average interest rate on our borrowings under our revolving credit facility was 2.16%. Based on a sensitivity analysis at November 1, 2014, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.6 million. As long as LIBOR is less than 1.25%, the interest rates on our $185.0 million term loan and $50.0 million term loan will be fixed at 7.25% and 12.0%, respectively. Since we entered into the term loan facility on August 20, 2013, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of November 1, 2014 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On December 3, 2014 (“Closing Date”), the Company’s wholly owned subsidiary, Sportsman’s Warehouse, Inc., refinanced its existing $235.0 million Term Loan facility, of which $158.8 million was outstanding as of November 1, 2014, and entered into a new $160.0 million senior secured term loan facility with Cortland Capital Market Services LLC as administrative agent and collateral agent. The new term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

All of Sportsman’s Warehouse, Inc.’s obligations under the new term loan are guaranteed by Holdings, Minnesota Merchandising Corporation, a wholly owned subsidiary of Holdings, and each of Sportsman’s Warehouse, Inc.’s subsidiaries.

The new term loan is secured by a lien on substantially all of the tangible and intangible assets of Sportsman’s Warehouse, Inc. The lien securing the obligations under the new term loan is a first priority lien as to certain non-liquid assets, including equipment, intellectual property, proceeds of assets sales and other personal property.

The new term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter commencing on May 1, 2015, and continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020.

As a result of this refinance, we recorded $5.7 million in expense related to the write-off of term loan fees, which included deferred financing fees, the discount, and a prepayment penalty.

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the new term loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the new term loan agreement.

The new term loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The new term loan contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The new term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The new term loan also contains customary events of default.

In conjunction with the refinance of the term loan, the borrowing capacity of our revolving credit facility was increased to $135 million from $105 million, and the maturity date was extended to December 3, 2019.

Copies of the new term loan agreement, the associated guarantee and collateral agreement, and the fifth amendment to credit agreement and third amendment to security agreement for the revolving credit facility are attached to this Quarterly Report on Form 10-Q as Exhibits 10.1, 10.2, and 10.3, respectively, and are incorporated herein by reference as though fully set forth herein. The foregoing summary description of the new term loan agreement, the guarantee and collateral agreement, and the fifth amendment to credit agreement and third amendment to security agreement for the revolving credit facility are not intended to be complete and are qualified in its entirety by the complete text of the new term loan agreement, the guarantee and collateral agreement and the fifth amendment to credit agreement and third amendment to security agreement for the revolving credit facility.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).
10.1*+	Term Loan Agreement, effective as of December 3, 2014, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower.
10.2*+

Guarantee and Collateral Agreement, effective as of December 3, 2014, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower.

10.3*+

Fifth Amendment to Credit Agreement and Third Amendment to Security Agreement, effective as of December 3, 2014, by and among Wells Fargo Retail Finance, LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower.

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith
+

Indicates that certain information contained herein has been omitted and confidentially submitted separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: December 5, 2014	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: December 5, 2014	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)