Form 10-Q
period 2015-05-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2015-05-29
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2015

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

As of May 29, 2015, the registrant had 42,003,599 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 2, 2015 and May 3, 2014 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2015 and the first quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	our retail-based business model is impacted by general economic conditions and economic and financial uncertainties may cause a decline in consumer spending;
●	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;
●	we operate in a highly fragmented and competitive industry and may face increased competition;
●	we may not be able to anticipate, identify and respond to changes in consumer demands, including regional preferences, in a timely manner;
●	we may not be successful in operating our stores in any existing or new markets into which we expand; and
●

current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the supply and demand for our products and our ability to conduct our business.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 2,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$2,006	$1,751
Accounts receivable, net	554	425
Merchandise inventories	216,730	185,909
Prepaid expenses and other	4,063	7,468
Deferred income taxes, current	2,329	2,928
Income taxes receivable	6,951	5,190
Total current assets	232,633	203,671
Property and equipment, net	61,015	54,317
Deferred income taxes, noncurrent	5,398	5,398
Definite lived intangibles, net	5,278	5,729
Other long-term assets, net	1,525	1,608
Total assets	$305,849	$270,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$53,995	$28,500
Accrued expenses	43,636	42,620
Revolving line of credit	52,256	41,899
Current portion of long-term debt, net of discount	1,333	1,333
Current portion of deferred rent	3,570	2,873
Total current liabilities	154,790	117,225
Long-term liabilities:
Long-term debt, net of discount and current portion	156,379	156,713
Deferred rent, noncurrent	27,528	28,117
Total long-term liabilities	183,907	184,830
Total liabilities	338,697	302,055

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 0 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 100,000 shares authorized, respectively; 42,003 and 41,818 shares issued and outstanding, respectively	420	418
Additional paid-in capital	76,099	76,257
Accumulated deficit	(109,367)	(108,007)
Total stockholders' deficit	(32,848)	(31,332)
Total liabilities and stockholders' deficit	$305,849	$270,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Net sales	$144,493	$132,425
Cost of goods sold	101,342	92,297
Gross profit	43,151	40,128

Selling, general, and administrative expenses	41,903	40,349
Income (loss) from operations	1,248	(221)
Interest expense	(3,460)	(5,258)
Loss before income taxes	(2,212)	(5,479)
Income tax benefit	(852)	(2,111)
Net loss	$(1,360)	$(3,368)
Loss per share:
Basic	$(0.03)	$(0.10)
Diluted	$(0.03)	$(0.10)
Weighted average shares outstanding:
Basic	41,851	34,441
Diluted	41,851	34,441

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
Cash flows from operating activities:
Net loss	$(1,360)	$(3,368)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	2,171	1,401
Amortization of discount on debt and deferred financing fees	180	340
Amortization of definite lived intangible	451	451
Net increase in deferred rent	108	652
Deferred income taxes	599	—
Stock-based compensation	597	1,734
Change in operating assets and liabilities, net of acquisition:
Accounts receivable, net	(129)	(24)
Merchandise inventories	(30,821)	(41,006)
Prepaid expenses and other	3,374	2,063
Accounts payable	25,495	23,363
Accrued expenses	(1,825)	(2,386)
Income taxes receivable	(1,761)	(2,414)
Net cash used in operating activities	(2,921)	(19,194)
Cash flows from investing activities:
Purchase of property and equipment	(8,869)	(8,796)
Net cash used in investing activities	(8,869)	(8,796)
Cash flows from financing activities:
Net borrowings on line of credit	10,357	20,915
Issuance of common stock, net	—	70,299
Increase in book overdraft	2,841	7,774
Excess tax benefits from stock-based compensation arrangements	283	287
Payment of withholdings on restricted stock units	(1,036)	—
Principal payments on long-term debt	(400)	(70,887)
Net cash provided by financing activities	12,045	28,388
Net change in cash and cash equivalents	255	398
Cash and cash equivalents at beginning of period	1,751	1,354
Cash and cash equivalents at end of period	$2,006	$1,752

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 2, 2015, the Company operated 57 stores in 18 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 31, 2015 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 2, 2015 are not necessarily indicative of the results to be obtained for the year ending January 30, 2016. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal first quarters ended May 2, 2015 and May 3, 2014 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2015 and first quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated and individual store and cost center basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores offer essentially the same general product mix, and the core customer demographic remains similar chain-wide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chain-wide from a single distribution center. Given that the stores have the same economic characteristics, the individual stores are aggregated into one single operating and reportable segment.

Significant Accounting Policies

There have been no significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Comprehensive Income

The Company has no components of net loss that would require classification as other comprehensive income (loss) for the 13 week periods ended May 2, 2015 and May 3, 2014.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") 2014-09 "Revenue from Contracts with Customers" (Topic 606) ("ASU 2014-09"). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In April 2015, the FASB proposed deferring the effective date of ASU 2014-09 by one year and also proposed permitting early adoption of this ASU, but not before the original effective date. The Company is currently evaluating the impact ASU 2014-09 will have on its consolidated financial statements. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. ASU 2014-09 is effective for the first interim period within annual reporting periods beginning after December 15, 2016, and early adoption is not permitted. Management is evaluating the provisions of ASU 2014-09 and has not yet selected a transition method nor have they determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

Share-Based Payments with Performance Conditions

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”, as it relates to such awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. Management is evaluating the provisions of ASU 2014-12 and has not yet determined what impact the adoption of ASU 2014-12 will have on the Company's financial position or results of operations.

Going Concern

In August 2014, the FASB issued ASU 2014-15, “Presentation of Financial Statements – Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern”. ASU 2014-15 requires an entity to evaluate whether there are conditions or events, in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the financial statements are available to be issued when applicable) and to provide related footnote disclosures in certain circumstances. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. Management does not expect the adoption of ASU 2014-15 to have any effect on the Company’s financial position, results of operations, or related disclosures.

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs," ("ASU 2015-03"). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Management does not expect the adoption of ASU 2015-03 to have any effect on the Company’s financial position or results of operations.

(3) Initial Public Offering

On April 23, 2014, the Company completed its initial public offering, pursuant to which it issued and sold 8,333 shares of common stock at a price to the public of $9.50 per share; included in this offering was the sale of 4,167 shares by affiliates of Seidler Equity Partners III, L.P. The total net proceeds raised by the Company were $70,299 after deducting underwriting discounts and commissions of $5,542 and other offering expenses of $3,326. Total net proceeds were used to make an unscheduled early payment on the term loan. In connection with the initial public offering, all of the then-outstanding shares of restricted nonvoting common stock automatically converted into shares of common stock.

On May 16, 2014, the underwriters of the Company’s initial public offering of common stock partially exercised the over-allotment option granted at the time of the initial public offering to purchase an additional 1,400 shares of common stock at the public offering price of $9.50 per share, less underwriting discounts and commissions, which consists of 350 shares sold by the Company and 1,050 shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received, after deducting underwriting discounts and commissions and estimated offering expenses, approximately $3,100 of net proceeds. Substantially all of the net proceeds were used for the repayment of an additional amount outstanding under the Company’s term loan.

(4) Property and Equipment

Property and equipment as of May 2, 2015 and January 31, 2015 were as follows:

	May 2,	January 31,
	2015	2015
Furniture, fixtures, and equipment	$33,895	$32,678
Leasehold improvements	34,830	34,398
Construction in progress	14,871	7,651
Total property and equipment, gross	83,596	74,727
Less accumulated depreciation and amortization	(22,581)	(20,410)
Total property and equipment, net	$61,015	$54,317

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 2, 2015 and January 31, 2015:

	May 2,	January 31,
	2015	2015
Book overdraft	$11,146	$8,305
Unearned revenue	10,984	11,663
Accrued payroll and related expenses	5,855	7,104
Litigation accrual	4,000	4,000
Sales and use tax payable	2,898	3,708
Accrued construction costs	2,359	1,263
Other	6,394	6,577
	$43,636	$42,620

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation.

As of May 2, 2015 and January 31, 2015, the Company had $58,815 and $47,886, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $6,559 and $5,987 as of May 2, 2015 and January 31, 2015, respectively. As of May 2, 2015, the Company had stand-by commercial letters of credit of $750 under the terms of the Revolving Line of Credit.

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

(7) Long-Term Debt

Long-term debt consisted of the following as of May 2, 2015 and January 31, 2015:

	May 2,	January 31,
	2015	2015
Term loan	$159,200	$159,600
Less discount	(1,488)	(1,554)
	157,712	158,046
Less current portion, net of discount	(1,333)	(1,333)
Long-term portion	$156,379	$156,713

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of May 2, 2015, the Term Loan had $157,712 outstanding, net of an unamortized discount of $1,488. During the 13weeks ended May 2, 2015, the Company recognized $66 of non-cash interest expense with respect to the amortization of this discount. During the 13 weeks ended May 3, 2014, the Company recognized $122 of non-cash interest expense with respect to the amortization of the discount on the prior term loan.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 2, 2015, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The 2015 estimated annual effective tax rate is expected to be 38.5% compared to 38.5% for the full year 2014. The annual effective tax rate is estimated to be the same due to no expected material change in store mix and applicable effective state income tax rates after apportionment.

(9) Loss Per Share

Basic loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted loss per share represents basic loss per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards. There is no difference between basic and diluted loss per share for the 13 weeks ended May 2, 2015 and May 3, 2014 as there is a net loss for the periods.

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended
	May 2,	May 3,
	2015	2014
Net loss	$(1,360)	$(3,368)
Weighted-average shares of common stock outstanding:
Basic	41,851	34,441
Dilutive effect of common stock equivalents	—	—
Diluted	41,851	34,441
Basic loss per share	$(0.03)	$(0.10)
Diluted loss per share	$(0.03)	$(0.10)

Restricted stock units considered anti-dilutive and excluded in the calculation	4	—

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 2, 2015 and May 3, 2014, the Company recognized total stock-based compensation expense of $597 and $1,734, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of operations.

Employee Stock Plans

As of May 2, 2015, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,736,299. As of May 2, 2015, there were 595,858 awards outstanding under the 2013 Plan.

Nonvested Stock Unit Awards

During the 13 weeks ended May 2, 2015, the Company issued 3,740 nonvested stock units to employees at a value of $9.56 per share. These nonvested stock units vest evenly over four years on the grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock units:

13 Weeks Ended
May 2, 2015
Nonvested stock units at January 31, 2015	887,853
Grants	3,740
Forfeitures	2,009
Vesting	293,726
Nonvested stock units at May 2, 2015	595,858

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $9,755 and $8,894 for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, the Company believes that, other than as described below, the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

On March 12, 2014, the Company was added as a defendant to a pending consolidated action filed in the United States District Court, Western District of Washington, captioned as Lacey Market Place Associates II, LLC, et al. v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 2:13-cv-00383-JLR against United Farmers of Alberta Co-Operative Limited (the seller of Wholesale Sports Outdoor Outfitters (“Wholesale Sports”)), Wholesale Sports, Alamo Group, LLC and Donald F. Gaube and spouse. The amended complaint was filed by the landlords of two stores that the Company did not assume in the Company’s purchase of assets from Wholesale Sports. Such stores were formerly operated by Wholesale Sports in Skagit and Thurston Counties in Washington. The amended complaint alleged breach of lease, breach of collateral assignment, misrepresentation, intentional interference with contract, piercing the corporate veil and violation of Washington’s Fraudulent Transfer Act. The Company was named as a co-defendant with respect to the intentional interference with contract and fraudulent conveyance claims. The amended complaint sought against the Company and all defendants unspecified money damages, declaratory relief and attorneys’ fees and costs. On January 28, 2015, the court in the Lacey Marketplace action granted in part and denied in part the Company’s motion for summary judgment and dismissed the intentional interference claim against the Company, but declined to dismiss the fraudulent transfer claim.

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11,887 against the defendants to the action, including the Company. The Company is reviewing the decision and has accrued $4,000 in its results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. The Company strongly disagrees with the jury’s verdict, has filed post-trial motions seeking to have the verdict set aside, and, if necessary, will appeal the decision. Interest on the award will accrue at the weekly average one-year constant maturity (nominal) Treasury yield, as published by the Federal Reserve System (currently at 0.22%) while any appeal is pending.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 58 stores in 18 states, totaling approximately 2.6 million gross square feet. During fiscal year 2015 to date, we have increased our gross square footage by 2.1% through the opening of two stores during the 13 weeks ended May 2, 2015 and one new store subsequent to May 2, 2015, in the following locations:

●	Spokane, Washington on March 7, 2015;
●	Klamath Falls, Oregon on April 25, 2015; and
●	Heber City, Utah on May 9, 2015.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

●	changes or anticipated changes to regulations related to some of the products we sell;
●	consumer preferences, buying trends and overall economic trends;
●	our ability to identify and respond effectively to local and regional trends and customer preferences;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
●	competition in the regional market of a store;
●	atypical weather;
●	changes in our product mix; and
●	changes in pricing and average ticket sales.

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 25 stores, including the three new stores we have opened in fiscal year 2015. We expect to open an additional six stores in 2015. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operation for a new store. The 15 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 13.8% and an average ROIC of 104.8% excluding initial inventory cost (and 34.7% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net loss to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

●	increasing our total gross square footage by opening new stores and improving the utilization of the existing selling square footage of our existing stores through various fixture strategies;
●	continuing to increase and improve same store sales in our existing markets;
●	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
●	increasing the average ticket sale per customer; and
●	expanding our e-commerce platform.

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and expenses related to bonuses paid as a result of the successful completion of our initial public offering. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 2, 2015	May 3, 2014
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.1	69.7
Gross profit	29.9	30.3
Selling, general and administrative expenses	29.0	30.4
Income (loss) from operations	0.9	(0.1)
Interest expense	2.4	4.0
Loss before income taxes	(1.5)	(4.1)
Income tax benefit	(0.6)	(1.6)
Net loss	(0.9)%	(2.5)%
Adjusted EBITDA	3.7%	5.1%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
Department	Product Offerings	May 2, 2015	May 3, 2014
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.0	7.4
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1	9.8
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.5	6.6
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	52.4	54.0
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	7.5	7.6
Other		3.8	3.5
Total		100.0%	100.0%

Thirteen Weeks Ended May 2, 2015 Compared to Thirteen Weeks Ended May 3, 2014

Net Sales. Net sales increased by $12.1 million or 9.1%, to $144.5 million in the 13 weeks ended May 2, 2015 compared to $132.4 million in the corresponding period of fiscal year 2014. Net sales increased due to sales from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2014 contributed $13.1 million to this increase while new stores opened in fiscal year 2015 contributed $1.9 million to the increase. This increase from our new store openings was partially offset by a decline in our same stores sales for the period of 0.7%.

Each of our departments recognized an increase in net sales in the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014. We experienced strong demand for our products in hunting and shooting, fishing and camping, which were up $4.2 million, $3.1 million and $2.3 million, respectively, during the quarter. We also had modest increases in our optics, electronics and accessories, footwear and clothing departments of $0.9 million, $0.6 million and $0.3 million, respectively.

With respect to same store sales, during the 13 weeks ended May 2, 2015, the camping and fishing departments had increases of 6.1% and 12.3%, respectively, compared to the corresponding period of fiscal year 2014. These increases were offset by declines in our clothing, hunting and shooting, footwear and optics, electronics and accessories departments. Our clothing and hunting and shooting departments experienced a same store sales decline of 5.0% and 3.9%, respectively, during the first quarter of fiscal year 2015 when compared to the corresponding period of fiscal year 2014. Our optics, electronics and accessories and footwear departments also experienced modest same store sales declines of 1.6% and 0.7%, respectively, when compared to the corresponding period of fiscal year 2014. Warmer weather in many of our markets impacted our same store sales both positively and negatively. The warmer weather had a positive impact upon our fishing and camping department as our customers were able to get out and enjoy the outdoors earlier than normal. Conversely, the warmer than normal weather patterns caused decreases in our clothing and footwear departments as our customers did not have a need to purchase the cold weather apparel and footwear that are normally required at this time of year. The decline in the hunting department was primarily driven by a lower average selling price of firearms. As of May 2, 2015, we had 48 stores included in our same store sales calculation.

Net sales from our e-commerce business remained flat at $1.3 million in the 13 weeks ended May 2, 2015 and May 3, 2014.

Gross Profit. Gross profit increased by $3.0 million, or 7.5%, to $43.2 million for the 13 weeks ended May 2, 2015 from $40.1 million for the corresponding period of fiscal year 2014. As a percentage of net sales, gross profit decreased by 0.4% to 29.9% for the 13 weeks ended May 2, 2015 from 30.3% in the corresponding period of fiscal year 2014. The decline in gross margin was primarily due to lower vendor incentives during the current year when compared with the same period of the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $1.6 million, or 3.9%, to $41.9 million for the 13 weeks ended May 2, 2015 from $40.3 million for the corresponding period of fiscal year 2014. Selling, general and administrative expenses were 29.0% of net sales in the first quarter of fiscal year 2015 and 30.4% of net sales in the corresponding period of fiscal year 2014. In fiscal year 2014, we paid a one-time discretionary bonus of $2.2 million in conjunction with the successful completion of our initial public offering. We did not incur this expense in fiscal year 2015. Excluding this one-time bonus, selling, general and administrative expenses increased by $3.8 million. This increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. In addition, we incurred additional legal fees associated with our ongoing litigation matters.

Interest Expense. Interest expense decreased by $1.8 million, or 34.2%, to $3.5 million in the 13 weeks ended May 2, 2015 from $5.3 million for the corresponding period of fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance during the first quarter of fiscal year 2015 compared to the first quarter of fiscal year 2014 as a result of using the proceeds from our initial public offering in fiscal year 2014 to reduce the balance of our term loan.

Income Taxes. We recorded an income tax benefit of $0.9 million for the 13 weeks ended May 2, 2015 compared to an income tax benefit of $2.1 million for the corresponding period of fiscal year 2014. Our effective tax rate for the 13 weeks ended May 2, 2015 and May 3, 2014 was 38.5%.

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

For the 13 weeks ended May 2, 2015, we incurred approximately $8.9 million in capital expenditures. We expect total capital expenditures between $30.0 million and $35.0 million for fiscal year 2015. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
	(in thousands)
Cash flows used in operating activities	$(2,921)	$(19,194)
Cash flows used in investing activities	(8,869)	(8,796)
Cash flows provided by financing activities	12,045	28,388
Cash and cash equivalents at end of period	2,006	1,752

Net cash used in operating activities was $2.9 million for the 13 weeks ended May 2, 2015, compared to $19.2 million for the corresponding period of fiscal year 2014, a decrease of approximately $16.3 million. Our net cash used in operating activities decreased primarily due to favorable changes in inventory, accounts payable, prepaid expenses, and depreciation of $10.2 million, $2.1 million, $1.3 million, and $0.8 million, respectively, and a lower net loss of $2.0 million. These changes were partially offset by an unfavorable change in stock-based compensation of $1.1 million.

Net cash used in investing activities was $8.9 million for the 13 weeks ended May 2, 2015 compared to net cash used in investing activities of $8.8 million for the corresponding period of fiscal year 2014. Cash used in investing activities remained relatively flat primarily due to the timing of our new store openings. We opened two stores in the 13 weeks ended May 2, 2015 and one store eight days subsequent to May 2, 2015 compared to three new stores in the corresponding period of fiscal year 2014.

Net cash provided by financing activities was $12.0 million for 13 weeks ended May 2, 2015, compared to $28.4 million for the corresponding period of fiscal year 2014. The decrease in net cash provided by financing activities was primarily the result of a decrease in net borrowings of $10.6 million. During fiscal year 2014, we borrowed more on our revolving line of credit in order to take advantage of certain purchase incentives with several of our vendors. These incentives were not in place in fiscal year 2015. During the first quarter of fiscal year 2014, we completed our initial public offering, and through this transaction, we received total net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $70.3 million. These proceeds were used to partially pay down the amounts outstanding under our term loan.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of May 2, 2015, $61.9 million was available for borrowing and $52.3 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.75% to 2.25% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of May 2, 2015 was 1.96%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of May 2, 2015, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of May 2, 2015, there was $159.2 million outstanding under the term loan.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of May 2, 2015, we were in compliance with all covenants under the term loan.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments made on May 1, 2015, the total payments to be made with respect to our long-term debt obligations was reduced from $226.2 million as of January 31, 2015 to $222.8 million as of May 2, 2015. All other changes to our contractual obligations during the 13 weeks ended May 2, 2015 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net loss plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and expenses related to bonuses paid as a result of the successful completion of our initial public offering. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net loss or other condensed consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;
●	Adjusted EBITDA may be defined differently by other companies, and, therefore, it may not be directly comparable to the results of other companies in our industry;
●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
●	Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

The following table presents a reconciliation of net loss, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 2, 2015 and May 3, 2014.

	Thirteen Weeks Ended
	May 2,	May 3,
	2015	2014
	(dollars in thousands)
Net loss	$(1,360)	$(3,368)
Interest expense	3,460	5,258
Income tax benefit	(852)	(2,111)
Depreciation and amortization	2,622	1,852
Stock-based compensation expense (1)	597	1,734
Pre-opening expenses (2)	927	1,225
IPO bonus (3)	—	2,200
Adjusted EBITDA	$5,394	$6,790

Adjusted EBITDA margin	3.7%	5.1%
________________________

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”) can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At May 2, 2015, the weighted average interest rate on our borrowings under our revolving credit facility was 1.96%. Based on a sensitivity analysis at May 2, 2015, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 2, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended May 2, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There was no material development to any legal proceedings disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1*

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2*	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
________________________
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: May 29, 2015	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 29, 2015	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)