Form 10-Q
period 2015-08-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2015-08-28
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2015

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

As of August 28, 2015, the registrant had 42,003,599 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended August 1, 2015 and August 2, 2014 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2015 and the second quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	August 1,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$583	$1,751
Accounts receivable, net	419	425
Merchandise inventories	235,446	185,909
Prepaid expenses and other	4,071	7,468
Deferred income taxes, current	2,514	2,928
Income taxes receivable	3,663	5,190
Total current assets	246,696	203,671
Property and equipment, net	69,102	54,317
Deferred income taxes, noncurrent	3,858	5,398
Definite lived intangibles, net	4,827	5,729
Other long-term assets, net	1,442	1,608
Total assets	$325,925	$270,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$60,212	$28,500
Accrued expenses	52,448	42,620
Revolving line of credit	48,359	41,899
Current portion of long-term debt, net of discount	1,333	1,333
Current portion of deferred rent	2,966	2,873
Total current liabilities	165,318	117,225
Long-term liabilities:
Long-term debt, net of discount and current portion	156,046	156,713
Deferred rent, noncurrent	28,729	28,117
Total long-term liabilities	184,775	184,830
Total liabilities	350,093	302,055

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 20,000 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 100,000 shares authorized, respectively; 42,004 and 41,818 shares issued and outstanding, respectively	420	418
Additional paid-in capital	76,579	76,257
Accumulated deficit	(101,167)	(108,007)
Total stockholders' deficit	(24,168)	(31,332)
Total liabilities and stockholders' deficit	$325,925	$270,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net sales	$172,985	$159,468	$317,478	$291,893
Cost of goods sold	114,983	106,641	216,325	198,938
Gross profit	58,002	52,827	101,153	92,955

Selling, general, and administrative expenses	41,216	40,484	83,119	80,833
Income from operations	16,786	12,343	18,034	12,122
Interest expense	(3,448)	(4,107)	(6,908)	(9,365)
Income before income taxes	13,338	8,236	11,126	2,757
Income tax expense	5,138	3,173	4,286	1,062
Net income	$8,200	$5,063	$6,840	$1,695
Earnings per share:
Basic	$0.20	$0.12	$0.16	$0.04
Diluted	$0.19	$0.12	$0.16	$0.04
Weighted average shares outstanding:
Basic	42,004	41,768	41,927	38,105
Diluted	42,336	41,966	42,242	38,315

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2015	2014
Cash flows from operating activities:
Net income	$6,840	$1,695
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	4,629	3,167
Amortization of discount on debt and deferred financing fees	362	674
Amortization of definite lived intangible	902	903
Net increase in deferred rent	705	5,561
Deferred income taxes	1,954	(202)
Stock-based compensation	1,077	2,258
Change in operating assets and liabilities:
Accounts receivable, net	6	41
Merchandise inventories	(49,537)	(46,047)
Prepaid expenses and other	3,334	(1,191)
Accounts payable	31,712	22,023
Accrued expenses	(4,245)	(1,685)
Income taxes receivable	1,527	(5,315)
Net cash used in operating activities	(734)	(18,118)
Cash flows from investing activities:
Purchase of property and equipment	(19,414)	(19,590)
Net cash used in investing activities	(19,414)	(19,590)
Cash flows from financing activities:
Net borrowings on line of credit	6,460	33,863
Issuance of common stock, net	—	73,393
Increase in book overdraft	14,073	5,931
Excess tax benefits from stock-based compensation arrangements	283	287
Payment of withholdings on restricted stock units	(1,036)	(993)
Principal payments on long-term debt	(800)	(74,475)
Net cash provided by financing activities	18,980	38,006
Net change in cash and cash equivalents	(1,168)	298
Cash and cash equivalents at beginning of period	1,751	1,354
Cash and cash equivalents at end of period	$583	$1,652

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 1, 2015, the Company operated 61 stores in 19 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 31, 2015 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 1, 2015 are not necessarily indicative of the results to be obtained for the year ending January 30, 2016. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal second quarters ended August 1, 2015 and August 2, 2014 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2015 and second quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

Comprehensive Income

The Company has no components of net income that would require classification as other comprehensive income for the 13 week periods ended August 1, 2015 and August 2, 2014.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. On July 9, 2015 the FASB voted to approve a one year deferral of the effective date of ASU 2014-09. As a result, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting ASU 2014-09, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of ASU 2014-09 and has not yet selected a transition method nor have they determined what impact the adoption of ASU 2014-09 will have on the Company's financial position or results of operations.

Share-Based Payments with Performance Conditions

In June 2014, the FASB issued ASU 2014-12, “Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period”. ASU 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition of the award. A reporting entity should apply existing guidance in Accounting Standards Codification Topic 718, “Compensation-Stock Compensation”, as it relates to such awards. ASU 2014-12 is effective for fiscal years beginning after December 15, 2015, and may be applied prospectively or retrospectively. Early adoption is permitted. Management has evaluated the provisions of ASU 2014-12 and has determined that the adoption of ASU 2014-12 will have no impact on the Company's financial position or results of operations as the Company does not have any performance based awards.

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

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for the first interim period for fiscal years beginning after December 15, 2015, with early adoption permitted for financial statements that have not been previously issued. Management does not expect the adoption of ASU 2015-03 to have any effect on the Company’s financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement, including which period to adopt, and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations.

Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. Management does not expect the adoption of ASU 2015-15 to have any effect on the Company’s financial position or results of operations.

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

(4) Property and Equipment

Property and equipment as of August 1, 2015 and January 31, 2015 were as follows:

	August 1,	January 31,
	2015	2015
Furniture, fixtures, and equipment	$37,591	$32,678
Leasehold improvements	40,650	34,398
Construction in progress	15,900	7,651
Total property and equipment, gross	94,141	74,727
Less accumulated depreciation and amortization	(25,039)	(20,410)
Total property and equipment, net	$69,102	$54,317

(5) Accrued Expenses

Accrued expenses consisted of the following as of August 1, 2015 and January 31, 2015:

	August 1,	January 31,
	2015	2015
Book overdraft	$22,378	$8,305
Unearned revenue	11,024	11,663
Accrued payroll and related expenses	5,593	7,104
Litigation accrual	—	4,000
Sales and use tax payable	4,052	3,708
Accrued construction costs	—	1,263
Other	9,401	6,577
	$52,448	$42,620

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) that provides for borrowings in the aggregate amount of up to $135,000, subject to a borrowing base calculation.

As of August 1, 2015 and January 31, 2015, the Company had $56,708 and $47,886, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $8,349 and $5,987 as of August 1, 2015 and January 31, 2015, respectively. As of August 1, 2015, the Company had stand-by commercial letters of credit of $750 under the terms of the Revolving Line of Credit.

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5,000. The revolving credit facility also contains customary events of default. The Revolving Line of Credit matures on December 3, 2019.

(7) Long-Term Debt

Long-term debt consisted of the following as of August 1, 2015 and January 31, 2015:

	August 1,	January 31,
	2015	2015
Term loan	$158,800	$159,600
Less discount	(1,421)	(1,554)
	157,379	158,046
Less current portion, net of discount	(1,333)	(1,333)
Long-term portion	$156,046	$156,713

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of August 1, 2015, the Term Loan had $157,379 outstanding, net of an unamortized discount of $1,421. During the 13 weeks and 26 weeks ended August 1, 2015, the Company recognized $67 and $133, respectively, of non-cash interest expense with respect to the amortization of this discount. During the 13 weeks and 26 weeks ended August 2, 2014, the Company recognized $122 and $245, respectively, of non-cash interest expense with respect to the amortization of the discount on the prior term loan.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 1, 2015, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The 2015 estimated annual effective tax rate is expected to be 38.5%, which is comparable to 38.5% for the full year 2014. The annual effective tax rate is estimated to be the same due to no expected material change in store mix and applicable effective state income tax rates after apportionment.

(9) Earnings Per Share

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

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
Net income	$8,200	$5,063	$6,840	$1,695
Weighted-average shares of common stock outstanding:
Basic	42,004	41,768	41,927	38,105
Dilutive effect of common stock equivalents	332	198	315	210
Diluted	42,336	41,966	42,242	38,315
Basic earnings per share	$0.20	$0.12	$0.16	$0.04
Diluted earnings per share	$0.19	$0.12	$0.16	$0.04

Restricted stock units considered anti-dilutive and excluded in the calculation	22	—	22	—

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended August 1, 2015 and August 2, 2014, the Company recognized total stock-based compensation expense of $480 and $524, respectively. During the 26 weeks ended August 1, 2015 and August 2, 2014, the Company recognized total stock-based compensation expense of $1,077 and $2,258, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income.

Employee Stock Plans

As of August 1, 2015, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,735,168. As of August 1, 2015, there were 616,933 awards outstanding under the 2013 Plan.

Nonvested Stock Unit Awards

During the 13 weeks ended August 1, 2015, the Company issued 23,928 nonvested stock units to independent members of the Board of Directors at a value of $11.70 per share. These nonvested stock units vest evenly over 12 months on the grant date anniversary.

During the 26 weeks ended August 1, 2015, the Company issued 27,668 nonvested stock units to employees or independent members of the Board of Directors at an average value of $11.28 per share. The nonvested stock units issued to employees vest evenly over four years on the grant date anniversary. The nonvested stock units issued to independent members of the Board of Directors vest evenly over 12 months on the grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock units:

26 Weeks Ended
August 1, 2015
Nonvested stock units at January 31, 2015	887,853
Grants	27,668
Forfeitures	2,870
Vested	295,718
Nonvested stock units at August 1, 2015	616,933

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $9,869 and $9,258 for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively, and $19,624 and $18,152 for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, the Company believes that the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. The plaintiff has appealed the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in favor of the Company, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the 13 weeks and 26 weeks ended August 1, 2015. The reversal of the $4,000 accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(12) Subsequent Events

On August 26, 2015, the Company’s wholly owned subsidiary, Sportsman’s Warehouse, Inc., amended its existing $135,000 Revolving Line of Credit with Wells Fargo. The terms of the new agreement are substantially the same as the old agreement, but include a reduction in the applicable interest rate margin of 0.25%. In connection with the amendment, the Company paid an amendment fee of $135.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 62 stores in 19 states, totaling approximately 2.7 million gross square feet. During fiscal year 2015 to date, we have increased our gross square footage by 6.1% through the opening of six stores during the 26 weeks ended August 1, 2015 and one new store subsequent to August 1, 2015, in the following locations:

●	Spokane, Washington on March 7, 2015;
●	Klamath Falls, Oregon on April 25, 2015;
●	Heber City, Utah on May 9, 2015;
●	Show Low, Arizona on June 27, 2015;
●	Williston, North Dakota on July 11, 2015;
●	Fresno, California on July 18, 2015; and
●	Albany, Oregon on August 15, 2015.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 27 stores, including the seven new stores we have opened in fiscal year 2015. We expect to open an additional two stores in 2015. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 19 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 14.1% and an average ROIC of 101.4% excluding initial inventory cost (and 35.0% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly clothing and footwear, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandising department. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, and litigation accrual. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5	66.9	68.1	68.2
Gross profit	33.5	33.1	31.9	31.8
Selling, general and administrative expenses	23.8	25.3	26.2	27.6
Income from operations	9.7	7.8	5.7	4.2
Interest expense	2.0	2.6	2.2	3.2
Income before income taxes	7.7	5.2	3.5	1.0
Income tax expense	3.0	2.0	1.4	0.4
Net income	4.7%	3.2%	2.1%	0.6%
Adjusted EBITDA	10.0%	10.0%	7.2%	7.8%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
Department	Product Offerings	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	19.8%	18.6%	16.1%	15.2%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.8	7.0	6.9	7.2
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.0	15.1	13.2	12.7
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.0	7.4	6.8	7.0
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	40.3	40.4	45.8	46.6
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	8.3	8.5	7.9	8.1
Other		2.8	3.0	3.3	3.2
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended August 1, 2015 Compared to Thirteen Weeks Ended August 2, 2014

Net Sales. Net sales increased by $13.5 million, or 8.5%, to $173.0 million in the 13 weeks ended August 1, 2015 compared to $159.5 million in the corresponding period of fiscal year 2014. Net sales increased due to sales from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2014 contributed $4.4 million to this increase while new stores opened in fiscal year 2015 contributed $8.2 million to the increase. In addition, we experienced an increase in same store sales of 0.5% during the second quarter of fiscal year 2015 when compared with the second quarter of the prior year.

Each of our departments recognized an increase in net sales in the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014. We experienced strong demand for products in our hunting and shooting, camping, and fishing departments, which were up $5.4 million, $4.4 million and $1.9 million, respectively, during the quarter. We also had modest increases in our optics, electronics and accessories, clothing, and footwear departments of $0.7 million, $0.7 million and $0.3 million, respectively.

With respect to same store sales, during the 13 weeks ended August 1, 2015, the camping department had an increase of 7.2% compared to the corresponding period of fiscal year 2014. This increase was offset by declines in our footwear, optics, electronics and accessories, and clothing departments which experienced same store sales declines of 2.9%, 2.5%, and 1.2%, respectively, when compared to the corresponding period of fiscal year 2014. Our hunting and shooting and fishing departments were relatively flat in the second quarter of fiscal year 2015 compared to the corresponding period of fiscal year 2015. Within the hunting and shooting department, our firearms category experienced an increase in same store sales of 4.0% during the second quarter of fiscal year 2015 when compared to the second quarter of fiscal year 2014. As of August 1, 2015, we had 53 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.1 million, or 6.7%, to $1.6 million in the 13 weeks ended August 1, 2015 compared to $1.5 million in the corresponding period of fiscal year 2014.

Gross Profit. Gross profit increased by $5.2 million, or 9.8%, to $58.0 million for the 13 weeks ended August 1, 2015 from $52.8 million for the corresponding period of fiscal year 2014. As a percentage of net sales, gross profit increased by 0.4% to 33.5% for the 13 weeks ended August 1, 2015 from 33.1% in the corresponding period of fiscal year 2014. The increase in gross margin was primarily driven by the strength of the camping department, which typically has higher margin products, as we continue to gain credibility in this area and attract more camping only customers and by increases in the margins of the majority of our categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $0.7 million, or 1.8%, to $41.2 million for the 13 weeks ended August 1, 2015 from $40.5 million for the corresponding period of fiscal year 2014.

Selling, general and administrative expenses were 23.8% of net sales in the second quarter of fiscal year 2015 and 25.3% of net sales in the corresponding period of fiscal year 2014. In fiscal year 2015, we reversed the $4.0 million accrual related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law.  See Note 11 to our condensed financial statements. This amount was accrued at the end of fiscal year 2014. Excluding the litigation accrual reversal, selling, general and administrative expenses increased by $4.7 million and would be 26.1% of net sales in the second quarter of fiscal year 2015. This increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, depreciation and amortization, and rent of $2.1 million, $0.7 million, and $0.6 million, respectively. We also incurred additional operating expenses of $1.1 million related to an increase in professional fees and other fees related to the Lacey Marketplace litigation matter as well as fees incurred as part of the additional stores that opened during the year.

Interest Expense. Interest expense decreased by $0.7 million, or 16.0%, to $3.4 million in the 13 weeks ended August 1, 2015 from $4.1 million for the corresponding period of fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance and lower interest rate on the debt during the second quarter of fiscal year 2015 compared to the second quarter of fiscal year 2014 as a result of the refinance of our term loan in December 2014.

Income Taxes. We recorded income tax expense of $5.1 million for the 13 weeks ended August 1, 2015 compared to income tax expense of $3.2 million for the corresponding period of fiscal year 2014. Our effective tax rate for the 13 weeks ended August 1, 2015 and August 2, 2014 was 38.5%.

Twenty-Six Weeks Ended August 1, 2015 Compared to Twenty-Six Weeks Ended August 2, 2014

Net Sales. Net sales increased by $25.6 million, or 8.8%, to $317.5 million in the 26 weeks ended August 1, 2015 compared to $291.9 million in the corresponding period of fiscal year 2014. Net sales increased due to sales from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2014 contributed $15.6 million to this increase while new stores opened in fiscal year 2015 contributed $10.1 million to the increase. In addition, same store sales were flat during the second quarter of fiscal year 2015 when compared with the second quarter of the prior year.

Each of our departments recognized an increase in net sales in the first half of fiscal year 2015 compared to the corresponding period of fiscal year 2014. We experienced strong demand for products in our hunting and shooting, camping, and fishing departments, which were up $9.6 million, $6.7 million and $5.0 million, respectively, during the first half of fiscal year 2015. We also had modest increases in our optics, electronics and accessories, footwear, and clothing departments of $1.6 million, $1.0 million and $1.0 million, respectively.

With respect to same store sales, during the 26 weeks ended August 1, 2015, the camping and fishing departments had increases of 6.8% and 4.2%, respectively, compared to the corresponding period of fiscal year 2014. These increases were offset by declines in our clothing, hunting and shooting, footwear and optics, electronics and accessories departments of 3.0%, 2.1%, 2.1%, and 2.0%, respectively. As of August 1, 2015, we had 53 stores included in our same store sales calculation.

Net sales from our e-commerce business was flat with the prior year at approximately $2.9 million for the 26 weeks ended August 1, 2015 and August 2, 2014.

Gross Profit. Gross profit increased by $8.2 million, or 8.8%, to $101.2 million for the 26 weeks ended August 1, 2015 from $93.0 million for the corresponding period of fiscal year 2014. As a percentage of net sales, gross profit increased by 0.1% to 31.9% for the 26 weeks ended August 1, 2015 from 31.8% in the corresponding period of fiscal year 2014. The increase in gross margin was primarily driven by the strength of the camping department, which typically has higher margin products, as we continue to gain credibility in this area and attract more camping only customers and by increases in the margins of the majority of our categories.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.3 million, or 2.8%, to $83.1 million for the 26 weeks ended August 1, 2015 from $80.8 million for the corresponding period of fiscal year 2014. Selling, general and administrative expenses were 26.2% of net sales in the first half of fiscal year 2015 and 27.6% of net sales in the corresponding period of fiscal year 2014. In fiscal year 2014, we paid a one-time discretionary bonus of $2.2 million in conjunction with the successful completion of our initial public offering. We did not incur this expense in fiscal year 2015. Also, in fiscal year 2015, we reversed the $4.0 million accrual related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law.  See Note 11 to our condensed financial statements. This amount was accrued at the end of fiscal year 2014. Excluding the one-time bonus and the litigation accrual reversal, selling, general and administrative expenses increased by $8.5 million. This increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, and depreciation and amortization of $2.5 million, $1.5 million, and $1.5 million, respectively. We also incurred additional operating expenses of $3.1 million related to an increase in professional fees and other fees related to the Lacey Marketplace litigation matter as well as fees incurred as part of the additional stores that opened during the year.

Interest Expense. Interest expense decreased by $2.5 million, or 26.2%, to $6.9 million in the 26 weeks ended August 1, 2015 from $9.4 million for the corresponding period of fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance and lower interest rate on the debt during the first half of fiscal year 2015 compared to the corresponding period of fiscal year 2014 as a result of the refinance on our term loan in December 2014.

Income Taxes. We recorded income tax expense of $4.3 million for the 26 weeks ended August 1, 2015 compared to income tax expense of $1.1 million for the corresponding period of fiscal year 2014. Our effective tax rate for the 26 weeks ended August 1, 2015 and August 2, 2014 was 38.5%.

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

For the 26 weeks ended August 1, 2015, we incurred approximately $19.4 million in capital expenditures. We expect total capital expenditures between $30.0 million and $35.0 million for fiscal year 2015. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2015	2014
	(in thousands)
Cash flows used in operating activities	$(734)	$(18,118)
Cash flows used in investing activities	(19,414)	(19,590)
Cash flows provided by financing activities	18,980	38,006
Cash and cash equivalents at end of period	583	1,652

Net cash used in operating activities was $0.7 million for the 26 weeks ended August 1, 2015, compared to $18.1 million for the corresponding period of fiscal year 2014, a decrease of approximately $17.4 million. Our net cash used in operating activities decreased primarily due to favorable changes in accounts payable, income taxes receivable, and prepaid expenses of $9.7 million, $6.8 million, and $4.5, respectively, and a higher net income of $5.1 million. These changes were partially offset by unfavorable changes in deferred rent, inventory, and accrued expenses of $4.9 million, $3.5 million, and $2.5 million, respectively.

Net cash used in investing activities was $19.4 million for the 26 weeks ended August 1, 2015 compared to net cash used in investing activities of $19.6 million for the corresponding period of fiscal year 2014. Cash used in investing activities remained relatively flat primarily due to the timing of our new store openings. In fiscal year 2015, we have opened seven stores compared to eight stores in the corresponding period of fiscal year 2014.

Net cash provided by financing activities was $19.0 million for the 26 weeks ended August 1, 2015, compared to $38.0 million for the corresponding period of fiscal year 2014. The decrease in net cash provided by financing activities was primarily the result of a decrease in net borrowings of $27.4 million. During fiscal year 2014, we borrowed more on our revolving line of credit in order to take advantage of certain purchase incentives with several of our vendors. These incentives were not in place in fiscal year 2015. During the first half of fiscal year 2014, we completed our initial public offering, and, through this transaction as well as the partial exercise of the over-allotment by our underwriters granted at the time of the initial public offering, we received total net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $73.4 million. These proceeds were used to partially pay down the amounts outstanding under our term loan.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of August 1, 2015, $64.0 million was available for borrowing and $48.4 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.75% to 2.25% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of August 1, 2015 was 1.97%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of August 1, 2015, we were in compliance with all covenants under the revolving credit facility.

On August 26, 2015, our wholly owned subsidiary, Sportsman’s Warehouse, Inc., amended its existing $135.0 million revolving credit facility with Wells Fargo. The terms of the new agreement are substantially the same as the old agreement, but include a reduction in the applicable interest rate margin of 0.25%. In connection with the amendment, we paid an amendment fee of $0.1 million.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of August 1, 2015, there was $158.8 million outstanding under the term loan.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of August 1, 2015, we were in compliance with all covenants under the term loan.

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

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments made on May 1, 2015 and July 31, 2015, the total payments to be made with respect to our long-term debt obligations was reduced from $226.2 million as of January 31, 2015 to $219.5 million as of August 1, 2015. All other changes to our contractual obligations during the 26 weeks ended August 1, 2015 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, and litigation accrual. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other condensed consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks and 26 weeks ended August 1, 2015 and August 2, 2014.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$8,200	$5,063	$6,840	$1,695
Interest expense	3,448	4,107	6,908	9,365
Income tax expense	5,138	3,173	4,286	1,062
Depreciation and amortization	2,909	2,218	5,531	4,070
Stock-based compensation expense (1)	480	524	1,077	2,258
Pre-opening expenses (2)	1,164	904	2,091	2,129
IPO bonus (3)	—	—	—	2,200
Litigation Accrual (4)	(4,000)	—	(4,000)	—
Adjusted EBITDA	$17,339	$15,989	$22,733	$22,779

Adjusted EBITDA margin	10.0%	10.0%	7.2%	7.8%
________________________

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
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

(4)

On March 9, 2015, a jury awarded $11.9 million against the defendants in the litigation discussed in Note 11 to our condensed consolidated financial statements. We reviewed the decision and accrued $4.0 million in our results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. We strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted our motion for judgment as a matter of law. The plaintiff has appealed the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in our favor, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the 13 weeks and 26 weeks ended August 1, 2015. The reversal of the $4.0 million accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At August 1, 2015, the weighted average interest rate on our borrowings under our revolving credit facility was 1.97%. Based on a sensitivity analysis at August 1, 2015, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 1, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11.9 million against the defendants to the action, including us. We reviewed the decision and accrued $4.0 million in our results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. We strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted our motion for judgment as a matter of law. The plaintiff has appealed the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in our favor, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the 13 weeks and 26 weeks ended August 1, 2015. The reversal of the $4.0 million accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

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

ITEM 5. OTHER INFORMATION

On August 26, 2015, our wholly owned subsidiary, Sportsman’s Warehouse, Inc., amended its existing $135.0 million revolving credit facility with Wells Fargo. The terms of the new agreement are substantially the same as the old agreement, but include a reduction in the applicable interest rate margin of 0.25%. In connection with the amendment, we paid an amendment fee of $0.1 million.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

10.1*	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan

10.2*

Sixth Amendment to Credit Agreement, effective as of August 26, 2015, by and among Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Lender, and Sportsman’s Warehouse, Inc., as Borrower.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: August 28, 2015	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: August 28, 2015	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)