Form 10-Q
period 2015-10-31
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2015-11-20
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2015

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

As of November 20, 2015, the registrant had 42,003,599 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended October 31, 2015 and November 1, 2014 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2015 and the third quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	October 31,	January 31,
	2015	2015
Assets
Current assets:
Cash and cash equivalents	$1,941	$1,751
Accounts receivable, net	393	425
Merchandise inventories	253,882	185,909
Prepaid expenses and other	5,557	7,468
Deferred income taxes, current	2,743	2,928
Income taxes receivable	—	5,190
Total current assets	264,516	203,671
Property and equipment, net	69,163	54,317
Deferred income taxes, noncurrent	3,858	5,398
Definite lived intangibles, net	4,375	5,729
Other long-term assets, net	1,511	1,608
Total assets	$343,423	$270,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$61,908	$28,500
Accrued expenses	54,157	42,620
Income taxes payable	2,266	—
Revolving line of credit	49,676	41,899
Current portion of long-term debt, net of discount	1,333	1,333
Current portion of deferred rent	3,337	2,873
Total current liabilities	172,677	117,225
Long-term liabilities:
Long-term debt, net of discount and current portion	155,713	156,713
Deferred rent, noncurrent	29,066	28,117
Total long-term liabilities	184,779	184,830
Total liabilities	357,456	302,055

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 and 20,000 shares authorized, respectively; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 and 100,000 shares authorized, respectively; 42,004 and 41,818 shares issued and outstanding, respectively	420	418
Additional paid-in capital	77,173	76,257
Accumulated deficit	(91,626)	(108,007)
Total stockholders' deficit	(14,033)	(31,332)
Total liabilities and stockholders' deficit	$343,423	$270,723

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net sales	$199,704	$182,532	$517,182	$474,425
Cost of goods sold	133,139	121,881	349,464	320,819
Gross profit	66,565	60,651	167,718	153,606

Selling, general, and administrative expenses	47,396	42,026	130,515	122,859
Income from operations	19,169	18,625	37,203	30,747
Interest expense	(3,659)	(4,122)	(10,567)	(13,487)
Income before income taxes	15,510	14,503	26,636	17,260
Income tax expense	5,969	5,587	10,255	6,649
Net income	$9,541	$8,916	$16,381	$10,611
Earnings per share:
Basic	$0.23	$0.21	$0.39	$0.27
Diluted	$0.23	$0.21	$0.39	$0.27
Weighted average shares outstanding:
Basic	42,004	41,818	41,953	39,342
Diluted	42,362	41,931	42,286	39,553

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2015	2014
Cash flows from operating activities:
Net income	$16,381	$10,611
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	7,210	5,183
Amortization of discount on debt and deferred financing fees	552	977
Amortization of definite lived intangible	1,354	1,354
Net increase in deferred rent	1,413	5,252
Deferred income taxes	1,725	(403)
Stock-based compensation	1,671	2,780
Change in operating assets and liabilities:
Accounts receivable, net	32	(57)
Merchandise inventories	(67,973)	(69,268)
Prepaid expenses and other	1,656	(1,338)
Accounts payable	33,408	34,448
Accrued expenses	(1,029)	303
Income taxes receivable and payable	7,456	(3,595)
Net cash provided by (used in) operating activities	3,856	(13,753)
Cash flows from investing activities:
Purchase of property and equipment	(29,820)	(23,538)
Proceeds from sale-leaseback transactions	7,764	—
Net cash used in investing activities	(22,056)	(23,538)
Cash flows from financing activities:
Net borrowings on line of credit	7,777	33,842
Issuance of common stock, net	—	73,393
Increase in book overdraft	12,566	6,209
Excess tax benefits from stock-based compensation arrangements	283	287
Payment of withholdings on restricted stock units	(1,036)	(993)
Principal payments on long-term debt	(1,200)	(75,063)
Net cash provided by financing activities	18,390	37,675
Net change in cash and cash equivalents	190	384
Cash and cash equivalents at beginning of period	1,751	1,354
Cash and cash equivalents at end of period	$1,941	$1,738

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 31, 2015, the Company operated 64 stores in 19 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 31, 2015 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 31, 2015 are not necessarily indicative of the results to be obtained for the year ending January 30, 2016. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2015.

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal third quarters ended October 31, 2015 and November 1, 2014 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2015 and third quarter of fiscal year 2014, respectively. Fiscal year 2014 contained 52 weeks of operations ended January 31, 2015. Fiscal year 2015 will contain 52 weeks of operations and will end on January 30, 2016.

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

Comprehensive Income

The Company has no components of net income that would require classification as other comprehensive income for the 13 week or 39 week periods ended October 31, 2015 and November 1, 2014.

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

(4) Secondary Offering

On September 30, 2015, 6,250,000 shares of common stock were sold in a secondary offering by certain existing shareholders, including affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering but incurred $705 in offering expenses. On October 26, 2015, the underwriters of the secondary offering partially exercised the option granted at the time of the secondary offering to purchase an additional 649,022 shares of common stock at the secondary offering price of $12.25 per share, less underwriting discounts and commissions, which consists solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the partial exercise of the option but incurred $22 in offering expenses. Total expenses incurred related to the secondary offering and the exercise of the option was $727 and is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(5) Property and Equipment

Property and equipment as of October 31, 2015 and January 31, 2015 were as follows:

	October 31,	January 31,
	2015	2015
Furniture, fixtures, and equipment	$40,764	$32,678
Leasehold improvements	40,446	34,398
Construction in progress	15,573	7,651
Total property and equipment, gross	96,783	74,727
Less accumulated depreciation and amortization	(27,620)	(20,410)
Total property and equipment, net	$69,163	$54,317

(6) Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2015 and January 31, 2015:

	October 31,	January 31,
	2015	2015
Book overdraft	$20,871	$8,305
Unearned revenue	10,810	11,663
Accrued payroll and related expenses	8,641	7,104
Sales and use tax payable	4,973	3,708
Accrued construction costs	755	1,263
Litigation accrual	—	4,000
Other	8,107	6,577
	$54,157	$42,620

(7) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) that provides for borrowings in the aggregate amount of up to $135,000, subject to a borrowing base calculation.

As of October 31, 2015 and January 31, 2015, the Company had $57,001 and $47,886, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $7,325 and $5,987 as of October 31, 2015 and January 31, 2015, respectively. As of October 31, 2015, the Company had stand-by commercial letters of credit of $750 under the terms of the Revolving Line of Credit.

The Revolving Line of Credit contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5,000. The revolving credit facility also contains customary events of default. The Revolving Line of Credit matures on December 3, 2019.

(8) Long-Term Debt

Long-term debt consisted of the following as of October 31, 2015 and January 31, 2015:

	October 31,	January 31,
	2015	2015
Term loan	$158,400	$159,600
Less discount	(1,354)	(1,554)
	157,046	158,046
Less current portion, net of discount	(1,333)	(1,333)
Long-term portion	$155,713	$156,713

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of October 31, 2015, the Term Loan had $157,046 outstanding, net of an unamortized discount of $1,354. During the 13 weeks and 39 weeks ended October 31, 2015, the Company recognized $67 and $200, respectively, of non-cash interest expense with respect to the amortization of this discount. During the 13 weeks and 39 weeks ended November 1, 2014, the Company recognized $122 and $368, respectively, of non-cash interest expense with respect to the amortization of the discount on the prior term loan.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 31, 2015, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The 2015 estimated annual effective tax rate is expected to be 38.5%, which is comparable to 38.5% for the full year 2014. The annual effective tax rate is estimated to be the same due to no expected material change in store mix and applicable effective state income tax rates after apportionment.

(10) Earnings Per Share

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

The following table sets forth the computation of basic and diluted loss per common share:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Net income	$9,541	$8,916	$16,381	$10,611
Weighted-average shares of common stock outstanding:
Basic	42,004	41,818	41,953	39,342
Dilutive effect of common stock equivalents	358	113	333	211
Diluted	42,362	41,931	42,286	39,553
Basic earnings per share	$0.23	$0.21	$0.39	$0.27
Diluted earnings per share	$0.23	$0.21	$0.39	$0.27

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended October 31, 2015 and November 1, 2014, the Company recognized total stock-based compensation expense of $594 and $522, respectively. During the 39 weeks ended October 31, 2015 and November 1, 2014, the Company recognized total stock-based compensation expense of $1,671 and $2,780, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income.

Employee Stock Plans

As of October 31, 2015, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,730,196. As of October 31, 2015, there were 609,953 awards outstanding under the 2013 Plan.

Nonvested Stock Unit Awards

During the 39 weeks ended October 31, 2015, the Company issued 27,668 nonvested stock units to employees or independent members of the Board of Directors at an average value of $11.28 per share. The nonvested stock units issued to employees vest evenly over four years on the grant date anniversary. The nonvested stock units issued to independent members of the Board of Directors vest evenly over 12 months on the grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock units:

39 Weeks Ended
October 31, 2015
Nonvested stock units at January 31, 2015	887,853
Grants	27,668
Forfeitures	3,874
Vested	301,694
Nonvested stock units at October 31, 2015	609,953

(12) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $10,357 and $9,578 for the 13 weeks ended October 31, 2015 and November 1, 2014, respectively, and $29,981 and $27,730 for the 39 weeks ended October 31, 2015 and November 1, 2014, respectively.

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. The plaintiff and a co-defendant have appealed the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in favor of the Company, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the 13 weeks and 26 weeks ended August 1, 2015. The reversal of the $4,000 accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 64 stores in 19 states, totaling approximately 2.8 million gross square feet. During fiscal year 2015 to date, we have increased our gross square footage by 9.8% through the opening of nine stores during the 39 weeks ended October 31, 2015 in the following locations:

●	Spokane, Washington on March 7, 2015;
●	Klamath Falls, Oregon on April 25, 2015;
●	Heber City, Utah on May 9, 2015;
●	Show Low, Arizona on June 27, 2015;
●	Williston, North Dakota on July 11, 2015;
●	Fresno, California on July 18, 2015;
●	Albany, Oregon on August 15, 2015;
●	Flagstaff, Arizona on September 12, 2015; and
●	Sheridan, Colorado on September 19, 2015.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 29 stores, including the nine new stores we have opened in fiscal year 2015. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 20 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 14.1% and an average ROIC of 98.3% excluding initial inventory cost (and 34.2% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, litigation accrual, and secondary offering expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.7	66.8	67.6	67.6
Gross profit	33.3	33.2	32.4	32.4
Selling, general and administrative expenses	23.7	23.0	25.2	25.9
Income from operations	9.6	10.2	7.2	6.5
Interest expense	1.7	2.2	2.0	2.8
Income before income taxes	7.9	8.0	5.2	3.7
Income tax expense	3.0	3.1	2.0	1.5
Net income	4.9%	4.9%	3.2%	2.2%
Adjusted EBITDA	12.1%	12.0%	9.1%	9.4%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
Department	Product Offerings	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.3%	13.3%	15.4%	14.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.2	10.2	7.8	8.3
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.8	7.6	11.1	10.7
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8	7.2	6.8	7.1
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	47.6	47.4	46.5	46.9
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	10.9	10.8	9.1	9.2
Other		3.4	3.5	3.3	3.3
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 31, 2015 Compared to Thirteen Weeks Ended November 1, 2014

Net Sales. Net sales increased by $17.2 million, or 9.4%, to $199.7 million in the 13 weeks ended October 31, 2015 compared to $182.5 million in the corresponding period of fiscal year 2014. Net sales increased primarily due to sales from our stores that opened in fiscal year 2015. In addition, we experienced flat same store sales during the third quarter of fiscal year 2015 when compared with the third quarter of the prior year.

Each of our departments except for clothing recognized an increase in net sales in the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014. We experienced strong demand for products in our hunting and shooting, camping, optics, electronics and accessories, and fishing departments, which were up $8.7 million, $4.2 million, $2.0 million, and $1.7 million, respectively, during the quarter.

With respect to same store sales, during the 13 weeks ended October 31, 2015, the camping, fishing, and optics, electronics and accessories department had increases of 7.5%, 2.5%, and 0.7%, respectively, compared to the corresponding period of fiscal year 2014. These increases were offset by declines in our clothing and footwear departments which experienced same store sales declines of 10.7% and 4.7%, respectively, when compared to the corresponding period of fiscal year 2014. Our hunting and shooting department was relatively flat in the third quarter of fiscal year 2015 compared to the corresponding period of fiscal year 2015. As of October 31, 2015, we had 55 stores included in our same store sales calculation.

Net sales from our e-commerce business remained flat at $1.8 million in each of the 13 weeks ended October 31, 2015 and November 1, 2014.

Gross Profit. Gross profit increased by $5.9 million, or 9.8%, to $66.6 million for the 13 weeks ended October 31, 2015 from $60.7 million for the corresponding period of fiscal year 2014. As a percentage of net sales, gross profit increased by 0.1% to 33.3% for the 13 weeks ended October 31, 2015 from 33.2% in the corresponding period of fiscal year 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5.4 million, or 12.8%, to $47.4 million for the 13 weeks ended October 31, 2015 from $42.0 million for the corresponding period of fiscal year 2014. Selling, general and administrative expenses were 23.7% of net sales in the third quarter of fiscal year 2015 and 23.0% of net sales in the corresponding period of fiscal year 2014. In fiscal year 2015, we incurred $0.7 million in costs related to a secondary offering. See Note 4 to our condensed consolidated financial statements. Excluding the secondary offering costs, selling, general and administrative expenses increased by $4.7 million in the third quarter of fiscal year 2015 when compared to the same period of the prior year. This increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, payroll, depreciation and amortization, and preopening expenses of $1.5 million, $0.8 million, $0.6 million, and $0.4 million, respectively. We also incurred additional operating expenses of $2.1 million related to an increase in fees incurred as part of the additional stores that opened during the year.

Interest Expense. Interest expense decreased by $0.4 million, or 11.2%, to $3.7 million in the 13 weeks ended October 31, 2015 from $4.1 million for the corresponding period of fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance and lower interest rate on the debt during the third quarter of fiscal year 2015 compared to the third quarter of fiscal year 2014 as a result of the refinance of our term loan in December 2014 and the amendment to our line of credit facility in August 2015.

Income Taxes. We recorded income tax expense of $6.0 million for the 13 weeks ended October 31, 2015 compared to income tax expense of $5.6 million for the corresponding period of fiscal year 2014. Our effective tax rate for the 13 weeks ended October 31, 2015 and November 1, 2014 was 38.5%.

Thirty-Nine Weeks Ended October 31, 2015 Compared to Thirty-Nine Weeks Ended November 1, 2014

Net Sales. Net sales increased by $42.8 million, or 9.0%, to $517.2 million in the 39 weeks ended October 31, 2015 compared to $474.4 million in the corresponding period of fiscal year 2014. Net sales increased due to sales from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2014 contributed $15.4 million to this increase while new stores opened in fiscal year 2015 contributed $27.6 million to the increase. In addition, same store sales were flat during the first three quarters of fiscal year 2015 when compared with the corresponding period of the prior year.

Each of our departments recognized an increase in net sales in the first three quarters of fiscal year 2015 compared to the corresponding period of fiscal year 2014. We experienced strong demand for products in our hunting and shooting, camping, fishing, and optics, electronics and accessories departments, which were up $18.4 million, $10.8 million, $6.7 million, and $3.7 million, respectively, during the first three quarters of fiscal year 2015. We also had modest increases in our footwear and clothing departments of $1.3 million and $0.5 million, respectively.

With respect to same store sales, during the 39 weeks ended October 31, 2015, the camping and fishing departments had increases of 7.0% and 3.7%, respectively, compared to the corresponding period of fiscal year 2014. These increases were offset by declines in our clothing, footwear, hunting and shooting, and optics, electronics and accessories departments of 6.7%, 3.0%, 1.3%, and 0.8%, respectively. As of October 31, 2015, we had 55 stores included in our same store sales calculation.

Net sales from our e-commerce business was flat with the prior year at approximately $4.7 million for the 39 weeks ended October 31, 2015 and November 1, 2014.

Gross Profit. Gross profit increased by $14.1 million, or 9.2%, to $167.7 million for the 39 weeks ended October 31, 2015 from $153.6 million for the corresponding period of fiscal year 2014. As a percentage of net sales, gross profit was flat at 32.4% for each of the 39 weeks ended October 31, 2015 and November 1, 2014.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7.7 million, or 6.2%, to $130.5 million for the 39 weeks ended October 31, 2015 from $122.9 million for the corresponding period of fiscal year 2014. Selling, general and administrative expenses were 25.2% of net sales in the first three quarters of fiscal year 2015 and 25.9% of net sales in the corresponding period of fiscal year 2014. In fiscal year 2015, we incurred $0.7 million in costs related to a secondary offering. See Note 4 to our condensed consolidated financial statements. Also, in fiscal year 2015, we reversed the $4.0 million accrual related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law. See Note 12 to our condensed financial statements. This amount was accrued at the end of fiscal year 2014. In fiscal year 2014, we paid a one-time discretionary bonus of $2.2 million in conjunction with the successful completion of our initial public offering. We did not incur this expense in fiscal year 2015. Excluding the secondary offering costs, the litigation accrual reversal, and the one-time bonus, selling, general and administrative expenses increased by $13.1 million. This increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional rent, depreciation and amortization, payroll, and preopening expenses of $2.3 million, $2.0 million, $1.8 million, and $0.3 million, respectively. We also incurred additional operating expenses of $1.2 million related to an increase in professional fees and other fees related to the Lacey Marketplace litigation matter as well as fees incurred as part of the additional stores that opened during the year.

Interest Expense. Interest expense decreased by $2.9 million, or 21.7%, to $10.6 million in the 39 weeks ended October 31, 2015 from $13.5 million for the corresponding period of fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance and lower interest rate on the debt during the first three quarters of fiscal year 2015 compared to the corresponding period of fiscal year 2014 as a result of the refinance on our term loan in December 2014 and the amendment on our line of credit facility in August 2015.

Income Taxes. We recorded income tax expense of $10.3 million for the 39 weeks ended October 31, 2015 compared to income tax expense of $6.6 million for the corresponding period of fiscal year 2014. Our effective tax rate for the 39 weeks ended October 31, 2015 and November 1, 2014 was 38.5%.

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

For the 39 weeks ended October 31, 2015, we incurred approximately $29.8 million in capital expenditures. We also received $7.8 million from sale-leaseback transactions. We expect total gross capital expenditures between $35.0 million and $37.0 million for fiscal year 2015. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 31,	November 1,
	2015	2014
	(in thousands)
Cash flows from operating activities	$3,856	$(13,753)
Cash flows from investing activities	(22,056)	(23,538)
Cash flows from financing activities	18,390	37,675
Cash and cash equivalents at end of period	1,941	1,738

Net cash provided by operating activities was $3.9 million for the 39 weeks ended October 31, 2015, compared to net cash used in operations of $13.8 million for the corresponding period of fiscal year 2014, a change of approximately $17.6 million. Our net cash from operating activities increased primarily due to favorable changes in income taxes receivable and payable, prepaid expenses, deferred income taxes, depreciation and amortization, and inventory of $11.1 million, $3.0 million, $2.1 million, $2.0 million and $1.3 million, respectively, and a higher net income of $5.8 million. These changes were partially offset by unfavorable changes in deferred rent, accrued expenses, stock-based compensation, and accounts payable of $3.9 million, $1.3 million, $1.1 million, and $1.0 million, respectively.

Net cash used in investing activities was $22.1 million for the 39 weeks ended October 31, 2015 compared to$23.5 million for the corresponding period of fiscal year 2014. Capital expenditures increased by $6.3 million to $29.8 million for the 39 weeks ended October 31, 2015 compared to $23.5 million for the corresponding period of fiscal year 2014. This increase was primarily a result of opening nine new stores in the 39 weeks ended October 31, 2015 compared to eight new stores in the corresponding period of fiscal year 2014. Capital expenditures in fiscal year 2015 were partially offset by proceeds from sale-leaseback transactions of $7.8 million.

Net cash provided by financing activities was $18.4 million for the 39 weeks ended October 31, 2015, compared to $37.7 million for the corresponding period of fiscal year 2014. The decrease in net cash provided by financing activities was partially due to lower net borrowings on the line of credit of $26.0 million in fiscal year 2015 compared to the prior year. This decrease was partially offset by a greater increase in the book overdraft of $6.4 million in fiscal year 2015 compared to the prior year. During the first three quarters of fiscal year 2014, we completed our initial public offering, and, through this transaction as well as the partial exercise of the over-allotment by our underwriters granted at the time of the initial public offering, we received total net proceeds, after deducting underwriting discounts and commissions and our offering expenses of $3.3 million, of $73.4 million. These proceeds were used to partially pay down the amounts outstanding under our term loan.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of October 31, 2015, $63.7 million was available for borrowing and $49.7 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.75% to 1.25% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of October 31, 2015 was 1.69%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of October 31, 2015, we were in compliance with all covenants under the revolving credit facility.

On August 26, 2015, our wholly owned subsidiary, Sportsman’s Warehouse, Inc., amended its existing $135.0 million revolving credit facility with Wells Fargo. The terms of the new agreement are substantially the same as the old agreement, but include a reduction in the applicable interest rate margin of 0.25%. In connection with the amendment, we paid an amendment fee of $0.1 million.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of October 31, 2015, there was $158.4 million outstanding under the term loan.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of October 31, 2015, we were in compliance with all covenants under the term loan.

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

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments made on May 1, 2015 and July 31, 2015, the total payments to be made with respect to our long-term debt obligations was reduced from $226.2 million as of January 31, 2015 to $216.2 million as of October 31, 2015. All other changes to our contractual obligations during the 39 weeks ended October 31, 2015 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, expenses related to bonuses paid as a result of the successful completion of our initial public offering, litigation accrual, and secondary offering expenses. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks and 39 weeks ended October 31, 2015 and November 1, 2014.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
	(dollars in thousands)
Net income	$9,541	$8,916	$16,381	$10,611
Interest expense	3,659	4,122	10,567	13,487
Income tax expense	5,969	5,587	10,255	6,649
Depreciation and amortization	3,033	2,468	8,564	6,538
Stock-based compensation expense (1)	594	522	1,671	2,780
Pre-opening expenses (2)	606	230	2,697	2,359
IPO bonus (3)	—	—	—	2,200
Litigation accrual (4)	—	—	(4,000)	—
Secondary offering expenses (5)	727	—	727	—
Adjusted EBITDA	$24,129	$21,845	$46,862	$44,624

Adjusted EBITDA margin	12.1%	12.0%	9.1%	9.4%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan.
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

(4)

On March 9, 2015, a jury awarded $11.9 million against the defendants in the litigation discussed in Note 12 to our condensed consolidated financial statements. We reviewed the decision and accrued $4.0 million in our results for the fiscal year and fourth quarter ended January 31, 2015 related to this matter. We strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted our motion for judgment as a matter of law. The plaintiff and a co-defendant have appealed the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in our favor, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the 13 weeks and 26 weeks ended August 1, 2015. The reversal of the $4.0 million accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(5)

On September 30, 2015, 6,250,000 shares of common stock were sold in a secondary offering by certain existing shareholders, including affiliates of Seidler Equity Partners III, L.P. We received no proceeds from the secondary offering but incurred $0.7 million in offering expenses. On October 26, 2015, the underwriters of the secondary offering of common stock partially exercised the option granted at the time of the secondary offering to purchase an additional 649,022 shares of common stock at the secondary offering price of $12.25 per share, less underwriting discounts and commissions, which consists solely of shares sold by affiliates of Seidler Equity Partners III, L.P. We received no proceeds from the partial exercise of the option but incurred minimal offering expenses. Total expenses incurred related to the secondary offering and the exercise of the option was $0.7 million and is recorded in selling, general and administrative expenses in the accompanying statements of income.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At October 31, 2015, the weighted average interest rate on our borrowings under our revolving credit facility was 1.69%. Based on a sensitivity analysis at October 31, 2015, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 31, 2015 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarterly period ended October 31, 2015 with respect to our litigation in the Lacey Marketplace action described in Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarterly period ended August 1, 2015.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: November 20, 2015	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: November 20, 2015	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)