Form 10-K
period 2016-01-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2016-03-24
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 31, 2015, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on July 31, 2015, was $210,123,179. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2016 was 42,004,368.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2016 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2015 fiscal year, are incorporated by reference into Part III of this Report.

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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 66 stores across 20 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 15,000 to 65,000 gross square feet, with an average size of approximately 44,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. Based on publicly available information, we believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. Together, these features enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas, or MSAs, with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this in three principal ways:

•

Locally Relevant Merchandise: We carry over 70,000 SKUs on average in each store, out of a pool of approximately 120,000 total SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, taking into account seasonal requirements, regional game and fishing species, geographic diversity, weather patterns and key demographic factors, so that our customers have the right product, at the right time, for the right location.

•

Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions, from big-ticket items to replenishment activity, as well as to meet the wide-ranging needs of customers from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded, “good, better and best” hard goods at everyday low prices, including a broad array of in-stock consumable items. Approximately 35.0% of our unit sales and 20.0% of our dollar sales during fiscal year 2015 were consumable goods, such as ammunition, bait, cleaning supplies, food, lures, propane and reloading supplies. We believe this pairing of product breadth and consumable goods appeals to a broad range of customers and drives both repeat traffic and increased average ticket value.

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

Flexible and Adaptable Real Estate Strategy. We believe that our store model, combined with our rigorous site selection process, is uniquely customizable to address the needs of the different markets we serve. Our stores can vary in size from approximately 15,000 to 65,000 gross square feet. We have had success with leasing existing sites as well as constructing new build-to-suit sites. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than our principal competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this by exercising tight control over store-level expenses, real estate costs and corporate overhead. In addition, our growing store base, efficient, localized marketing spend and “no frills” warehouse store layout help us maintain comparatively low operating costs and provide us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.4 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2015, all of our stores that had been open for more than twelve months were profitable and those stores had an average Adjusted EBITDA margin of 14.1%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our principal competitors. Approximately 59% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. We operate 66 stores across 20 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets. Over the longer term, we believe our distinct retail concept has the potential to expand to more than 300 locations throughout the United States based on research conducted for us by Buxton Company, an independent consumer research and analytics firm.

 Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 200 store managers and corporate employees, who have been with us for an average of approximately 9 years.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of seven stores per year, excluding acquired stores. We have opened two new stores to date in fiscal year 2016 and currently plan to open an additional nine new stores in the remainder of fiscal year 2016. For the next several years thereafter, we intend to grow our store base at a rate of greater than 10 percent annually and expect that most of our near-term growth will occur within the Western United States. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 100 or more stores without significant additional capital investment.

Increasing Same Store Sales Growth. We are committed to increasing same store sales through a number of ongoing and new initiatives, including: expansion of our clothing offerings and private label program (such as our recently introduced proprietary Rustic RidgeTM and KillikTM clothing lines), our loyalty program, the implementation of kiosks and mobile point-of-sale in our stores and expansion of our “store-within-a-store” programs with major brands such as Carhartt, Columbia Sportswear and Under Armour. Each of these initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives will drive additional traffic, improve conversion and increase average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our planned expansion of our store base and growth in same store sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by expanding product offerings in our private label program, including our recently introduced proprietary Rustic RidgeTM and KillikTM clothing lines, and continuing marketing initiatives in our higher-margin clothing and footwear departments.

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

Our Stores

We operate 66 stores across 20 states. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Wal-Mart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 44,000 gross square feet.

The following table lists the location by state of our 66 stores open as of March 24, 2016:

	Number of Stores		Number of Stores
Utah	8	New Mexico	2
Washington	8	Wyoming	2
Oregon	7	Iowa	1
Idaho	6	Kentucky	1
Arizona	5	Louisiana	1
California	5	Mississippi	1
Colorado	5	North Dakota	1
Alaska	4	South Carolina	1
Montana	3	Tennessee	1
Nevada	3	Virginia	1

Store Design and Layout

We present our broad and deep array of products in a convenient and engaging atmosphere to meet the everyday needs of all outdoor enthusiasts, from the seasoned veteran to the first-time participant. We maintain a consistent floor layout across our store base that we believe promotes an “easy-in, easy-out” shopping experience. All of our stores feature wide aisles, high ceilings, visible signage and central checkouts with multiple registers. Sportsman’s Warehouse stores, true to their name, are designed in a “no frills” warehouse format that welcomes customers directly from or on the way to an outdoor activity. All of our stores also feature “store-within-a-store” concepts for certain popular brand partners, such as Carhartt, Columbia Sportswear and Under Armour, through which we dedicate a portion of our floor space to these brands to help increase visibility and drive additional sales. The diagram below demonstrates our typical store layout.

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

Expansion Opportunities and Site Selection

We have developed a rigorous and flexible process for site selection. We select sites for new store openings based on criteria such as local demographics, traffic patterns, density of hunting and fishing license holders in the area, abundance of hunting and fishing game and outdoor recreation activities, store visibility and accessibility, purchase data from our existing customer database and availability of attractive lease terms. Our store model is adaptable to markets of multiple sizes, from MSAs with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000. We have been successful both in remodeling existing buildings and in constructing new build-to-suit locations.

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

We believe there is a significant opportunity to expand our store base in the United States. Based on research conducted for us by Buxton Company, we believe that we can grow our store base from 66 locations to more than 300 locations in the United States.

We opened nine new stores in fiscal year 2015. We have opened two new stores to date in fiscal year 2016 and currently plan to open an additional nine new stores in the remainder of fiscal year 2016. For the next several years thereafter, we intend to grow our store base at a rate of greater than 10 percent annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 30,000 to 50,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.4 million. For the first twelve month period after opening a new store, we target net sales of $8.0 million to $11.0 million, a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period. For the 20 stores opened since 2010 that have been open for a full twelve months, we achieved an average four-wall Adjusted EBITDA margin of 14.1% and an average ROIC of 98.3% excluding initial inventory cost (and 34.2% including initial inventory cost) during the first twelve months of operations. In addition, we achieved an average pre-tax payback period of less than one year (excluding initial inventory cost) and expect to achieve an average pre-tax payback period of approximately 2.5 years (including initial inventory cost).

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

Our website also features an online version of our Braggin’ Board, which complements our retail store Braggin’ Board forum. In addition, our website features local area content, including fishing reports and event schedules, as well as online educational resources, including tips, advice and links to video demonstrations on our dedicated YouTube channel. In fiscal year 2014, we launched enhanced department and product pages, detailed buyer’s guides, and additional instructional product videos. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill all orders in-house through our distribution center. During fiscal year 2015, our e-commerce platform generated total sales of $7.7 million, or 1.1% of our total sales. Over the same period, our website received approximately 13.0 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our principal competitors. We employ a “good, better, and best” merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, lures, propane and reloading supplies. During fiscal year 2015, sales of consumable goods accounted for approximately 35.0% of our unit sales and 20.0% of our dollar sales. We believe the sale of consumables and replenishment items drives repeat traffic, with approximately 66% of our customers visiting our stores seven or more times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost River and Sportsman’s Warehouse brands. These products are designed and priced to complement our branded assortment, by offering our customers a quality alternative at all price points. We believe the clothing, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we recently introduced our proprietary Rustic RidgeTM and KillikTM clothing lines. During fiscal year 2015, private label offerings accounted for less than 3.0% of our total sales, compared to more than 20% for many of our sporting goods retail peers. We believe our private label products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

Hunting and shooting has historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise but often have lower margins. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Although clothing sales decreased as a percentage of total sales during fiscal year 2015, overall clothing sales have grown as we have introduced new brands and styles, including our selections for women and children. We view clothing sales as an important opportunity, given this department’s high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
Department	2016	2015	2014
Camping	14.2%	13.5%	12.1%
Clothing	8.6	9.5	8.8
Fishing	9.6	9.5	8.8
Footwear	7.1	7.4	6.6
Hunting and Shooting	48.6	47.9	52.1
Optics, Electronics and Accessories	9.3	9.5	9.1
Other	2.6	2.7	2.5
Total	100.0%	100.0%	100.0%

Camping. Camping represented approximately 14.2% of our net sales during fiscal year 2015. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of tents and shelters for both multi-day back country use and weekend outings, sleeping bags for the most extreme conditions as well as the summer overnight trip, backpacks and backpacking gear, including camouflaged styles for hunting, generators for home and camp use, cooking and food preparation equipment, including stoves and extended-use coolers, as well as dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational family camping equipment, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Camp Chef, Coleman, Honda, Teton Sports, and Yeti Coolers.

Clothing. Clothing represented approximately 8.6% of our net sales during fiscal year 2015 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our clothing department, such as Carhartt, Columbia, Kings Mountain Shadow, Sitka, and Under Armour. We also intend to grow our proprietary clothing lines, Rustic RidgeTM and KillikTM. Our clothing selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We furthermore complement our technical clothing with an assortment of casual clothing that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Fishing . Fishing represented approximately 9.6% of our net sales during fiscal year 2015 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear . Footwear represented approximately 7.1% of our net sales during fiscal year 2015 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with clothing, our footwear selection offers a variety of technical performance capabilities, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing, and Under Armour.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 48.6% of our net sales during fiscal year 2015. Products such as ammunition, cleaning supplies, firearms and reloading selections are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. A backroom shop staffed with technicians allows us to support our hunting assortments for the benefit of the hunter, shooter, and archery enthusiast.

Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Remington Arms, Ruger, Smith & Wesson, and Winchester.

Optics, Electronics and Accessories. Our optics, electronics and accessories department represented approximately 9.3% of our net sales during fiscal year 2015. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting and other knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leica, Nikon, Swarovski Optik and Vortex Optics.

Other. Our other department represented approximately 2.6% of our net sales during fiscal year 2015 and includes hunting and fishing licenses, background checks and miscellaneous services.

Loyalty Programs

We launched a loyalty program in the fall of 2013, through which our consumers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted through all channels for both purchases and the use of redemption cards. As of January 30, 2016, we had approximately 850,000 participants in our loyalty program.

Customers may obtain a loyalty program card when making a purchase in-store or online. After obtaining a card, the customer must register on our website in order to redeem loyalty rewards. Customers earn one point for each dollar spent, with the exception of certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, the customer is entitled to a $1.00 credit in loyalty rewards, which may be redeemed by logging into our website to request a redemption card for any whole dollar amount (subject to the customer’s available point balance). The redemption card is then mailed to the customer and operates as a gift card to be used for both in-store and online purchasing. The rewards points expire after 18 months of dormancy.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2015, we purchased merchandise from approximately 1,500 vendors with no vendor accounting for more than approximately 6% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We distribute all of our merchandise from our efficient 507,000 square foot distribution center in Salt Lake City, Utah. We opened this facility in July 2013, more than doubling the available space from our prior facility, in order to accommodate our growing store base and e-commerce platform. The distribution center supports replenishment for all 66 stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use common carriers for replenishment of our retail stores. We ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of 250 distribution center employees at peak inventory levels heading into the fourth quarter.

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

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, seasonal use of local and national television ads and a variety of out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including sponsoring the Ultimate Bush Pilots, Angler’s Channel, Fishful Thinking, Hooked on Utah and RAM Outdoors. Our total media expenses for fiscal year 2015 were approximately $8.0 million, excluding co-op reimbursement of $1.4 million.

The second prong of our marketing effort is the time and resources devoted to fostering grass roots relationships in the local community. Each Sportsman’s Warehouse store employs a variety of outreach tools to build local awareness. One key component to a successful store is hosting events throughout the year, targeting a variety of end user customer profiles (such as hunters, campers, anglers, women and children). In total, our store base hosts or facilitates approximately 3,000 in-store and offsite seminars and events per year, such as “ladies night,” Eastman’s Deer Tour, Waterfowl Weekend, Conservation Days contest and Bucks & Bulls. We are also active in supporting a variety of conservation groups, such as Ducks Unlimited, Rocky Mountain Elk Foundation, Mule Deer Foundation and the National Wild Turkey Federation, both at the corporate level and through store employee local memberships and participation. Company representatives attend more than 500 events annually in the aggregate, both to provide support for these organizations and to solidify ties between their members and the Sportsman’s brand. Furthermore, we believe that the Sportsman’s News newspaper, offered in-store, provides a unique point of contact with our customers by offering outdoor stories, product reviews, how-to articles and new product introductions to keep all of our customers up to date on the latest trends and technology. Finally, such grass roots campaigns enable us to reduce our initial marketing spend in connection with new store openings. We believe that these initiatives are highly cost-effective tools to create brand awareness and engender a loyal community of local customers, as well as a key differentiator versus other national retailers.

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

Our employees are often outdoor enthusiasts themselves, participating in outdoor activities alongside our customers in the local community. Our employees spend approximately 17% of their gross wages in-store, underscoring their passion for both our company and the outdoor lifestyle. We believe this high level of participation and employee store patronage is unique among our competitors in this industry and enhances our differentiated shopping experience.

One of our unique assets is a specially designed training room (our “blue room”) located at our headquarters. Our blue room is used frequently for firm-wide training programs and by vendors to stage training demonstrations for new products. Blue room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is especially interactive, permitting vendor representatives to present a uniform message simultaneously to all employees, while allowing managers and sales staff in individual stores to ask questions of the vendors and provide real-time feedback on products. This system decreases the vendor’s promotion and education costs and provides more meaningful training to our employees. Blue room training sessions are particularly important for technical products, especially those with numerous features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs. Given its utility as a cost-effective sales tool, our blue room is reserved well in advance by vendors. Our training program has been a critical factor in increasing conversion, which has led to average ticket growth of approximately 9% since the end of fiscal year 2010.

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

We have implemented what we believe to be best-of-class software for all of our major business critical systems. Key operating systems include Oracle Applications for ERP, Oracle ATG for our e-commerce channel, Demandware’s (formally Tomax’s) Retail.net and JPOS for in-store functionality and HighJump for WMS. Our physical infrastructure is also built on products from best-in-class vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are scalable to support our growth.

The retail stores and the distribution center have loss prevention employees who monitor an average of 60 cameras at each store and 200 at the distribution center. These cameras are connected to digital video recorders (DVR) that record at least 30 days of video. Cameras are monitored locally during store hours. In addition, all cameras are monitored centrally at our headquarters in our dedicated surveillance room, which has capacity to monitor over 120 stores. This room is staffed continuously and provides off-hours monitoring and backup for all stores. Digital recorded video can be searched by pixel movement, which can quickly identify any loss prevention issue. Our sophisticated systems are a key factor in our shrink rates of less than 1% and an important component of our comprehensive compliance program.

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

Intellectual Property

Sportsman’s Warehouse®, Sportsman’s Warehouse America’s Premier Outfitter®, Lost Creek®, LC Lost Creek Fishing Gear and Accessories®, Rustic RidgeTM, KillikTM, K Killik & DesignTM, LC & DesignTM, and Vital ImpactTM are among our service marks or trademarks registered with the United States Patent and Trademark Office. We also have a pending trademark application for Yukon Gold. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We also own numerous domain names, including www.sportsmanswarehouse.com, among others. The information on, or that can be accessed through, our websites is not a part of this filing.

We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions that are material to our operations.

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on reports by the National Sporting Goods Association, or NSGA, and other industry sources, that U.S. outdoor activities and sporting goods retail sales totaled over $50 billion in 2013. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, clothing and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

A 2015 NSGA report indicated that, from 2013 to 2014, there was a 7% increase in hunting with firearms participation, a 7% increase in target shooting (live ammunition) participation, a 9% increase in fishing (fresh water) participation, a 9% increase in female participation in target shooing (live ammo), and an 8% increase in female participation in fishing (fresh water) in the United States.

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

Over the past decade, specialty retailers, such as us, have gained market share of equipment sales at the expense of mass merchants, discount stores and independent retailers, or “mom & pop” shops, which we believe comprise approximately 65% of the market. In addition, while there are over 55,000 Type 01 Federal Firearms Licenses, or FFLs, in the United States today, only 4,400 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 92% of the market is fragmented among mom & pop stores. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more level throughout the year than many retailers, our sales are still traditionally somewhat higher in the third and fourth fiscal quarters than in the other quarterly periods. On average over the last three fiscal years, we have generated 27.4% and 28.2% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

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

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934, or NFA, the Gun Control Act of 1968, or GCA, the Arms Export Control Act of 1976 and Internal Revenue Code provisions applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and the GCA require our business to, among other things, maintain federal firearms licenses for our locations and perform a pre-transfer background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System, or NICS, or a comparable state government-managed system that relies on NICS and any additional information collected by the state, a state point of contact. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for 20 years for each approved transfer and five years for each denied or delayed transaction.

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

The Protection of Lawful Commerce in Arms Act, which became effective in October 2005, prohibits civil liability actions from being brought or continued in any federal or state court against federally licensed manufacturers, distributors, dealers or importers of firearms or ammunition for damages, punitive damages, injunctive or declaratory relief, abatement, restitution, fines, penalties or other relief resulting from the criminal or unlawful misuse of a qualified product by third parties. The legislation does not preclude traditional product liability actions.

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

We dedicate significant resources to ensure compliance with applicable federal, state and local regulations. Since we began operations in 1986, none of our federal firearm licenses have been revoked, and none of our ATF compliance inspections within the last ten years have resulted in a major violation.

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

We have particular expertise in the California market and have passed several California Department of Justice, or CA DOJ, firearm audits with zero violations or only minor violations. The CA DOJ communicates with us for policy discussion, recognizing the strength of our compliance infrastructure.

Employees

As of February 29, 2016 we had approximately 4,200 total employees. Of our total employees, approximately 200 were based at our corporate headquarters in Midvale, Utah, approximately 250 were located at our distribution center, and approximately 3,750 were store employees. We had approximately 1,900 full-time employees and approximately 2,300 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. Our relationship with our employees is one of the keys to our success, and we believe that relationship is good.

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

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of continued job losses, bankruptcies, higher consumer debt and interest rates, higher energy and fuel costs, reduced access to credit, falling home prices, lower consumer confidence, uncertainty or changes in tax policies and tax rates and uncertainty due to potential national or international security concerns. Decreases in same store sales, customer traffic or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $12.8 million, $16.4 million and $19.0 million in fiscal years 2015, 2014 and 2013, respectively, and our term loans require us to make quarterly principal payments of $0.4 million.

We are required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement. Due to our profitability during fiscal year 2015, we are required to make a mandatory prepayment of approximately $7.7 million by May 6, 2016, which will reduce the outstanding amount under the term loan.

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

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 27.4% and 28.2% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

In addition, the SEC has adopted rules regarding disclosure of the use of conflict minerals (commonly referred to as tantalum, tin, tungsten and gold), which are mined from the Democratic Republic of the Congo and surrounding countries. We have incurred costs to design and implement a process to discover the origin of the tantalum, tin, tungsten and gold used in the products we sell, and may incur costs to audit our conflict minerals disclosures. Our reputation may also suffer if the products we sell contain conflict minerals originating in the Democratic Republic of the Congo or surrounding countries.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In fiscal year 2015, approximately 2.2% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

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

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. In addition to changing consumer preferences and shifting traffic patterns and buying trends in e-commerce, we are vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

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

•

the ATF, regulations, audit and regulatory policies that impact the process by which we sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the CA DOJ;

•	laws and regulations governing hunting and fishing;
•	laws and regulations relating to the collecting and sharing of non-public customer information;
•	laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;
•	laws and regulations relating to the manner in which we advertise, market or sell our products;
•	labor and employment laws, including wage and hour laws;

•	U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
•	FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.

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

A new standard for lease accounting may significantly impact the timing and amount in which we report our lease expense.

In February 2016, the Financial Accounting Standards Board, or FASB, and the International Accounting Standards Board, or IASB, issued an accounting pronouncement with substantial changes to existing lease accounting that affects all lease arrangements. The new standard is effective beginning in the first quarter of 2019 and early adoption is permitted. Under the new accounting model, lessees are required to record an asset representing the right-to-use the leased item for the lease term, or right-of-use asset, and a corresponding liability to make lease payments. The right-of-use asset and liability incorporate the rights arising under the lease and are based on the lessee’s assessment of expected payments to be made over the lease term. The model requires measuring these amounts at the present value of the future expected payments.

Once we adopt this new standard, we expect that, for the majority of our leases, the lease expense would include the amortization of the right-of-use asset and the recognition of interest expense based upon the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation. Currently, management is assessing the impact the adoption of the new final lease standard will have on our financial statements. Although we believe the presentation of our financial statements will likely change, including the pattern of lease expense recognition, we do not believe the accounting pronouncement will change the fundamental economic reasons for which we lease our stores.

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

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in this filing and may make similar future public statements. For example, we state in this filing that:

•	we currently plan to open nine additional new stores in fiscal year 2016 and, for the next several years thereafter, intend to grow our store base at a rate greater than 10 percent annually; and
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

Risks Related to Our Common Stock

Affiliates of Seidler Equity Partners III, L.P. (collectively, “Seidler”) beneficially own approximately 36.4% of our common stock, and their interests may conflict with or differ from the interests of our other stockholders.

Seidler beneficially owns approximately 36.4% of our common stock. As a result, Seidler has significant influence over the election of all of our directors and the approval of significant corporate transactions that require the approval of our board of directors or stockholders, such as mergers and the sale of substantially all of our assets. So long as Seidler continues to own a significant amount of the outstanding shares of our common stock, it will have the ability to exert significant influence over our corporate decisions. Seidler may act in a manner that advances its best interests and not necessarily those of other stockholders by, among other things:

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

Although we are no longer a “controlled company” within the meaning of The NASDAQ Stock Market corporate governance standards, we may continue to rely on exemptions from some of the corporate governance requirements that provide protection to stockholders of other companies.

Affiliates of Seidler no longer control a majority of our outstanding common stock. As a result, we are no longer a “controlled company” within the meaning of The NASDAQ Stock Market corporate governance standards. The NASDAQ Stock Market corporate governance requirements require that:

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

Currently, a majority of our board of directors consists of independent directors, and we have an audit committee and a compensation committee comprised solely of independent directors. However, our nominating and governance committee is not comprised solely of independent directors. The rules of The NASDAQ Stock Market require that our nominating and governance committee be composed entirely of independent directors within one year of closing our secondary public offering in September 2015, or by September 30, 2016. During this transition period, however, we could avail ourselves of any of the exemptions described above even if we are not currently relying upon them. Accordingly, during this transition period, our stockholders may not have the same protections afforded to stockholders of companies that are subject to all of The NASDAQ Stock Market corporate governance standards.

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

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•	establishing a classified board of directors;
•	providing that directors may be removed only for cause;
•	not providing for cumulative voting in the election of directors;
•	requiring at least a supermajority vote of our stockholders to amend our bylaws or certain provisions of our certificate of incorporation;
•	eliminating the ability of stockholders to call special meetings of stockholders;
•	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;
•	prohibiting stockholder action by written consent once Seidler owns less than a majority of the outstanding shares of our common stock; and
•	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

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

Together, these charter and statutory provisions could make the removal of management more difficult and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock. The existence of the foregoing provisions and anti-takeover measures could limit the price that investors might be willing to pay in the future for shares of our common stock. They could also deter potential acquirers of our company, thereby potentially reducing the likelihood that our stockholders could receive a premium for their common stock in an acquisition.

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

As a public company, we are required to implement and maintain effective internal control over financial reporting and to disclose any material weaknesses identified in our internal controls. Our management is required to furnish an annual report regarding the effectiveness of our internal control over financial reporting pursuant to Section 404 of the Sarbanes-Oxley Act (“Section 404”). We have refined, implemented, and tested the internal controls required to comply with Section 404. If we identify material weaknesses in our internal control over financial reporting, if we fail to comply with the requirements of Section 404 in a timely manner or if we are unable to assert that our internal control over financial reporting is effective, investors may lose confidence in the accuracy and completeness of our financial reports and the market price of our common stock could be adversely affected. We could also become subject to investigations by The NASDAQ Stock Market, the SEC or other regulatory authorities, which could require additional financial and management resources.

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

We operate 66 retail stores in 20 states. In total we have approximately 2.8 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11.9 million against the defendants to the action, including us. We reviewed the decision and accrued $4.0 million in our results for the fiscal year ended January 31, 2015 related to this matter. We strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted our motion for judgment as a matter of law. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in our favor, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the fiscal year ended January 30, 2016. The accrual and subsequent reversal of the $4.0 million is recorded in selling, general, and administrative expenses in the accompanying statements of income.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHODLER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The common stock of Sportsman’s Warehouse Holdings Incorporated is listed for trading on the NASDAQ under the symbol “SPWH." As of February 29, 2016, there were 92 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ:

	2015
	High	Low
First Quarter	9.73	6.81
Second Quarter	12.88	9.18
Third Quarter	14.91	9.92
Fourth Quarter	13.78	9.26

	2014
	High	Low
First Quarter	10.90	9.47
Second Quarter	10.10	5.79
Third Quarter	7.67	5.46
Fourth Quarter	8.10	6.29

Dividend Policy

We did not pay any dividends in fiscal year 2015 or fiscal year 2014.

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

Equity Compensation Plan Information

Equity compensation plan information required by this Item 5 will be included in our definitive proxy statement for our annual meeting of stockholders, which will be filed with the SEC no later than 120 days after the end of our fiscal year ended January 30, 2016 (the "Proxy Statement"), and is incorporated herein by reference.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on April 17, 2014 (the first day of trading of our Common Stock), through January 29, 2016 for (i) our Common Stock (“SPWH”), (ii) the S&P 500 Retailing Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	4/17/2014	5/2/2014	8/1/2014	10/31/2014	1/30/2015	5/1/2015	7/31/2015	10/30/2015	1/29/2016

SPWH	$100.00	$103.38	$59.38	$71.69	$73.13	$96.51	$119.90	$110.36	$134.46
S&P Retail	100.00	99.81	101.23	109.99	118.76	130.94	141.46	148.43	137.24
Russell 2000	100.00	99.20	97.98	103.13	102.42	107.93	108.86	102.11	90.99

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net sales	$729,912	$660,003	$643,163
Cost of goods sold	491,382	444,796	435,933
Gross profit	238,530	215,207	207,230
Selling, general and administrative expenses	179,218	170,315	147,140
Bankruptcy-related expenses (1)	—	—	55
Income from operations	59,312	44,892	60,035
Interest expense	(14,156)	(22,480)	(25,447)
Income before income taxes	45,156	22,412	34,588
Income tax expense	17,385	8,628	12,838
Net income	$27,771	$13,784	$21,750

Earnings per share:
Basic	$0.66	$0.34	$0.66
Diluted	$0.66	$0.34	$0.66

Weighted average shares outstanding:
Basic shares	41,966	39,961	33,170
Diluted shares	42,334	40,141	33,185

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands, except number of stores and per share amounts)
Consolidated Balance Sheet Data:
Total current assets	$233,059	$203,671	$176,316
Total assets	303,024	270,723	224,229
Long-term debt (including current portion), net of discount	156,712	158,046	231,132
Total liabilities	305,083	302,055	345,325
Total stockholders’ deficit	(2,059)	(31,332)	(121,096)
Total liabilities and stockholders’ deficit	303,024	270,723	224,229

Other Data:
Adjusted EBITDA (2)	$73,024	$66,252	$70,716
Adjusted EBITDA margin (2)	10.0%	10.0%	10.9%
Number of stores open at end of period	64	55	47
Same store sales growth for period (3)	1.1%	(8.4)%	(3.7)%
Cash dividend declared per common share (on a pre-split basis)	$—	$—	$8.73

(1)

On March 21, 2009, Sportsman’s Warehouse Holdings, Inc. and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Bankruptcy Code, seeking to reorganize the business under the provisions of the Bankruptcy Code. The plan of reorganization under the Bankruptcy Code was confirmed by the United States Bankruptcy Court for the District of Delaware on July 30, 2009 and became effective when all material conditions of the plan of reorganization were satisfied on August 14, 2009. We incurred certain costs related to our restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Bankruptcy-related expenses are those amounts that are greater than the initial estimated restructuring costs. They are expensed as incurred.

(2)

Adjusted EBITDA has been presented in this filing as a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period.

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

Adjusted EBITDA is not a GAAP measure of our financial performance or liquidity and should not be considered as an alternative to net income as a measure of financial performance or cash flows from operations as a measure of liquidity, or any other performance measure derived in accordance with GAAP, and it should not be construed as an inference that our future results will be unaffected by unusual or non-recurring items. Additionally, Adjusted EBITDA is not intended to be a measure of free cash flow for management’s discretionary use, as it does not reflect certain cash requirements such as tax payments, debt service requirements, capital expenditures, store openings and certain other cash costs that may recur in the future. Adjusted EBITDA contains certain other limitations, including the failure to reflect our cash expenditures or future requirements for capital expenditures or contractual commitments. In evaluating Adjusted EBITDA, you should be aware that, in the future, we will incur expenses that are the same as or similar to some of the adjustments reflected in this presentation, such as income tax expense (benefit), interest expense, depreciation and amortization and pre-opening expenses. Our presentation of Adjusted EBITDA should not be construed to imply that our future results will be unaffected by any such adjustments. Management compensates for these limitations by relying on our GAAP results in addition to using Adjusted EBITDA supplementally. Our measures of Adjusted EBITDA are not necessarily comparable to other similarly titled captions of other companies due to different methods of calculation. See below for a reconciliation of net income to Adjusted EBITDA.

(3)

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(in thousands)
Net income	$27,771	$13,784	$21,750
Plus:
Interest expense	14,156	22,480	25,447
Income tax expense	17,385	8,628	12,838
Depreciation and amortization	11,569	9,150	6,277
Stock-based compensation expense (a)	2,257	3,293	365
Pre-opening expenses (b)	3,159	2,717	1,653
IPO bonus (c)	—	2,200	—
Litigation accrual (reversal) (d)	(4,000)	4,000	—
Bankruptcy-related expenses (e)	—	—	55
Acquisition expenses (f)	—	—	2,331
Secondary offering expenses (g)	727	—	—
Adjusted EBITDA	$73,024	$66,252	$70,716

(a)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
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

(d)

Based on the court’s most recent judgment in our favor regarding the Lacey Marketplace litigation, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the fiscal year ended January 30, 2016. See Item 3. Legal Proceedings.

(e)

We incurred certain costs related to our restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Bankruptcy-related expenses are those amounts that are greater than the initial estimated restructuring costs. They are expensed as incurred.

(f)	Acquisition expenses for fiscal year 2013 relate to the costs associated with the acquisition of our 10 previously operated stores in Montana, Oregon and Washington.
(g)	Expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P. and one of our executive officers.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULS OF OPERATIONS

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 66 stores in 20 states, totaling approximately 2.8 million gross square feet. During fiscal year 2015, we increased our gross square footage by 9.8% through the opening of nine stores in the following locations:

●	Spokane, Washington on March 7, 2015;
●	Klamath Falls, Oregon on April 25, 2015;
●	Heber City, Utah on May 9, 2015;
●	Show Low, Arizona on June 27, 2015;
●	Williston, North Dakota on July 11, 2015;
●	Fresno, California on July 18, 2015;
●	Albany, Oregon on August 15, 2015;
●	Flagstaff, Arizona on September 12, 2015; and
●	Sheridan, Colorado on September 19, 2015.

During fiscal year 2016, we have opened stores in the following locations:

●	Slidell, Louisiana on February 27, 2016 and
●	South Jordan, Utah, on March 19, 2016.

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

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal years 2015, 2014, and 2013 each contained 52 weeks of operations.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We exclude net sales from e-commerce from our calculation of same store sales.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we opened 29 stores, including the nine new stores we have opened in fiscal year 2015 and the two new stores we have opened in fiscal year 2016. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

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

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening new stores;
•	continuing to increase and improve same store sales in our existing markets;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our e-commerce platform.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	January 30, 2016	January 31, 2015	February 1, 2014
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.3	67.4	67.8
Gross profit	32.7	32.6	32.2
Selling, general and administrative expenses	24.6	25.8	22.9
Bankruptcy-related expenses	0.0	0.0	0.0
Income from operations	8.1	6.8	9.3
Interest expense	1.9	3.4	3.9
Income before income taxes	6.2	3.4	5.4
Income tax expense	2.4	1.3	2.0
Net income	3.8%	2.1%	3.4%
Adjusted EBITDA	10.0%	10.0%	10.9%

The following table shows our sales during the periods presented by department:

		Fiscal Year Ended
Department	Product Offerings	January 30, 2016	January 31, 2015	February 1, 2014
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.2%	13.5%	12.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.6	9.5	8.8
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.6	9.5	8.8
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.1	7.4	6.6
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.6	47.9	52.1
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	9.3	9.5	9.1
Other		2.6	2.7	2.5
Total		100.0%	100.0%	100.0%

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales. Net sales increased by $69.9 million, or 10.6%, to $729.9 million in the fiscal year 2015 compared to $660.0 million in fiscal year 2014. Net sales increased due to net sales generated from our nine new stores openings during fiscal year 2015 and a full year of the eight stores opened during fiscal year 2014 for the period of time prior to inclusion in our same store sales. These new stores generated $62.5 million in additional net sales in the fiscal year 2015 compared to fiscal year 2014. This increase from our new store openings was supplemented by an increase in our same stores sales for the period of 1.1%.

With respect to same store sales, three of our six departments (camping, hunting and shooting, and fishing) realized an increase in same store sales. Our hunting and shooting department experienced a same store sales increase of 2.2% during fiscal year 2015 when compared to fiscal year 2014. Our camping and fishing departments experienced same store sales increases of 6.5% and 2.6%, respectively. Sales in our camping department were positively impacted by increased product innovations within various categories. The increases in camping, hunting and shooting, and fishing were partially offset by the clothing, footwear, and optics, electronics and accessories departments, which had same store sales decreases of 7.7%, 2.3%, and 1.0%, respectively, during the same period. Our clothing and footwear departments were negatively impacted by unseasonably warm weather in the majority of our markets. As of January 30, 2016, we had 55 stores included in our same store sales calculation.

During fiscal year 2015, we opened nine new stores. These nine new locations generated net sales of $47.1 million during this period. Existing stores that were not included in same store sales generated $15.4 million in additional net sales in fiscal year 2015 over fiscal year 2014.

Net sales from our e-commerce business increased by $0.2 million, or 2.7%, to $7.7 million in fiscal year 2015 compared to $7.5 million in fiscal year 2014.

Gross Profit. Gross profit increased by $23.3 million, or 10.8%, to $238.5 million for fiscal year 2015 from $215.2 million for fiscal year 2014. As a percentage of net sales, gross profit increased by 0.1% to 32.7% for fiscal year 2015 from 32.6% in fiscal year 2014. The increase in gross profit from the prior fiscal year was due to an increase in vendor incentives received during the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.9 million, or 5.2%, to $179.2 million for fiscal year 2015 from $170.3 million for fiscal year 2014. Selling, general and administrative expenses were 24.6% of net sales in fiscal year 2015 compared to 25.8% of net sales in fiscal year 2014. In fiscal year 2015, we incurred $0.7 million in costs related to a secondary offering. Also, in fiscal year 2015, we reversed the $4.0 million accrual taken in fiscal year 2014 related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law. In fiscal year 2014, we paid a one-time discretionary bonus of $2.2 million in conjunction with the successful completion of our initial public offering. We did not incur this expense in fiscal year 2015. Excluding the secondary offering costs, the litigation accrual and subsequent reversal, and the one-time bonus, selling, general and administrative expenses increased by $18.4 million and selling, general and administrative expenses were 25.0% of net sales in fiscal year 2015 compared to 24.9% of net sales in fiscal year 2014. Specifically, we incurred additional payroll, rent, and depreciation and amortization of $7.1 million, $3.2 million, and $2.4 million, respectively, during fiscal year 2015 compared to fiscal year 2014, but these increases were lower on a per-store percentage basis. We also incurred additional operating expenses of $5.2 million in fiscal year 2015 related to an increase in professional fees and other fees related to the Lacey Marketplace litigation matter as well as fees incurred as part of the additional stores that opened during the year.

Interest Expense. Interest expense decreased by $8.3 million, or 37.0%, to $14.2 million in fiscal year 2015 from $22.5 million for fiscal year 2014. Interest expense decreased primarily as a result of our lower debt balance and lower interest rate on the debt during fiscal year 2015 compared to fiscal year 2014 as a result of the refinance on our term loan in December 2014 and the amendment on our line of credit facility in August 2015.

Income Taxes. We recorded an income tax expense of $17.4 million for fiscal year 2015 compared to income tax expense of $8.6 million for fiscal year 2014. Our effective tax rate remained unchanged in fiscal year 2015 from fiscal year 2014 at 38.5%. The effective tax rate did not change as there were no material legislative changes impacted the state tax rate or state apportionment methods in certain states where we operate.

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

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2015 and 2014. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2015				Fiscal Year 2014
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$212,730	$199,704	$172,985	$144,493	$185,578	$182,532	$159,468	$132,425
Gross profit	70,812	66,565	58,002	43,151	61,601	60,651	52,827	40,128
Income (loss) from operations (1)	22,109	19,169	16,786	1,248	14,145	18,625	12,343	(221)
Net income (loss) (1)(2)	11,390	9,541	8,200	(1,360)	3,173	8,916	5,063	(3,368)
Diluted earnings (loss) per share	0.27	0.23	0.19	(0.03)	0.08	0.21	0.12	(0.10)
As a percentage of full year results:
Net sales	29.1%	27.4%	23.7%	19.8%	28.1%	27.7%	24.2%	20.0%
Gross profit	29.7	27.9	24.3	18.1	28.6	28.2	24.6	18.6
Income (loss) from operations	37.3	32.3	28.3	2.1	31.4	41.3	27.5	(0.5)
Net income (loss)	41.0	34.4	29.5	(4.9)	18.5	52.0	29.5	(20.7)
Operating data:
Number of stores open at end of period	64	64	61	57	55	55	54	51

(1)

This line includes, for the third quarter of 2015, $0.7 million in expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P. and one of our executive officers; for the fourth quarter of fiscal year 2014, an accrual of $4.0 million and, for the second quarter of fiscal year 2015, the reversal of the $4.0 million accrual, with respect to the litigation matter discussed in the “Legal Matters” subsection of Note 17 to our consolidated financial statements; and, for the first quarter of 2014, $2.2 million in bonuses that were paid to our executive officers as a result of the completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers.

(2)	Includes, for the fourth quarter of fiscal year 2014, term loan refinance-related fees of $5.7 million.

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

For fiscal year 2015, we incurred approximately $34.0 million in gross capital expenditures. We also received $19.0 million from sale-leaseback transactions. We expect gross capital expenditures between $35.0 million and $40.0 million for fiscal year 2016. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 30,	January 31,
	2016	2015
	(in thousands)
Cash flows from operating activities	$35,662	$20,473
Cash flows from investing activities	(14,951)	(30,167)
Cash flows from financing activities	(20,353)	10,091
Cash and cash equivalents at end of period	2,109	1,751

Net cash provided by operating activities was $35.7 million for fiscal year 2015, compared to $20.5 million for fiscal year 2014. Our net cash provided by operating activities increased primarily due to favorable changes in accounts payable, income taxes receivable and payable, deferred income taxes, and depreciation of $17.4 million, $8.9 million, $3.1 million, and $2.4 million, respectively, as well as a $14.0 million increase in net income compared to fiscal year 2014. These increases were partially offset by unfavorable changes in inventory, accrued expenses, amortization of discount on debt and deferred financing fees, prepaid expenses, and deferred rent of $7.3 million, $7.1 million, $5.7 million, $5.5 million, and $4.2 million, respectively.

Net cash used in investing activities was $15.0 million for fiscal year 2015 compared to $30.2 million for fiscal year 2014. The decrease in cash used in investing activities was primarily a result of proceeds of $19.0 million received from sale-leaseback transactions in fiscal year 2015. Capital expenditures increased by $3.8 million to $34.0 million for fiscal year 2015 compared to $30.2 million for fiscal year 2014. This increase was primarily a result of opening one additional store in fiscal year 2015 compared to fiscal year 2014.

Net cash used in financing activities was $20.4 million for fiscal year 2015 compared to net cash provided by financing activities of $10.1 million for fiscal year 2014.  In fiscal year 2015, net cash used in financing activities was primarily for $18.2 million in repayments on our revolving line of credit and term loan.  In contrast, in fiscal year 2014, we received net proceeds of $12.0 million from our initial public offering and borrowings under our term loan and revolving line of credit, net of repayments on our outstanding debt. Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loans.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association, or Wells Fargo, that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of January 30, 2016, $89.5 million was available for borrowing and $25.3 million was outstanding under the revolving credit facility. All borrowings under the revolving credit facility are limited to a borrowing base equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.00% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of January 30, 2016 was 2.16%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of January 30, 2016, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of January 30, 2016, there was $158.0 million outstanding under the term loan.

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

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the term loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement. Due to our profitability during fiscal year 2015, we are required to make a mandatory prepayment of approximately $7.7 million by May 6, 2016, which will reduce the amount outstanding under the term loan.

The term loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of January 30, 2016, we were in compliance with all covenants under the term loan.

Critical Accounting Policies

Our financial statements are prepared in accordance with GAAP. In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

Our significant accounting policies are discussed in Note 2 of the Notes to our consolidated financial statements. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of January 30, 2016, our operating income would have been correspondingly higher or lower by approximately $0.1 million.

Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the fiscal years ended January 30, 2016 and January 31, 2015, we recognized $0.8 million and $0.8 million, respectively, in gift card breakage income. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of January 30, 2016, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $0.9 million.

Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended January 30, 2016, we recognized $0.2 million of loyalty breakage income. We did not recognize any loyalty breakage income for the fiscal year ended January 31, 2015. This income is included in the accompanying consolidated statements of income as an increase in net sales. Had our estimate of breakage on our recorded liability for loyalty points been lower or higher by 10% of the recorded liability as of January 30, 2016, our net sales would have been correspondingly higher or lower by less than $0.1 million.

Inventory Valuation

We value our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 30, 2016, our cost of sales would have been correspondingly lower or higher by approximately $0.4 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal year ended January 30, 2016 or January 31, 2015.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 30, 2016 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$210,317	$20,415	$24,796	$165,106	$—
Operating lease obligations (2)	295,704	36,840	75,277	68,990	114,597
Standby letters of credit	750	750	—	—	—
Purchase obligations (3)	13,471	13,236	217	18	—

(1)

Long-term debt obligations do not reflect the amounts outstanding under our revolving credit facility, because those amounts are considered current liabilities, and do not reflect any mandatory prepayments of our term loans that may be required upon the occurrence of certain events, which are described above under “—Liquidity and Capital Resources.” Long-term obligations include interest to be paid until maturity. For loans that have variable rate interest, we have calculated future interest obligations based on the interest rate for that loan as of January 30, 2016.

(2)

Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $7.3 million, $6.3 million and $5.0 million in fiscal years 2015, 2014, and 2013, respectively.

(3)

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with GAAP, these obligations are not recorded in our financial statements.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains/losses, and expenses that we do not believe are indicative of our ongoing expenses. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014.

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
	(dollars in thousands)
Net income	$27,771	$13,784	$21,750
Plus:
Interest expense	14,156	22,480	25,447
Income tax expense	17,385	8,628	12,838
Depreciation and amortization	11,569	9,150	6,277
Stock-based compensation expense (1)	2,257	3,293	365
Pre-opening expenses (2)	3,159	2,717	1,653
IPO bonus (3)	—	2,200	—
Litigation accrual (reversal) (4)	(4,000)	4,000	—
Bankruptcy-related expenses (5)	—	—	55
Acquisition expenses (6)	—	—	2,331
Secondary offering expenses (7)	727	—	—
Adjusted EBITDA	$73,024	$66,252	$70,716

Adjusted EBITDA margin	10.0%	10.0%	10.9%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
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

(4)

Based on the court’s most recent judgment in our favor regarding the Lacey Marketplace litigation, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the fiscal year ended January 30, 2016. See Item 3. Legal Proceedings.

(5)

We incurred certain costs related to our restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Bankruptcy-related expenses are those amounts that are greater than the initial estimated restructuring costs. They are expensed as incurred.

(6)	Acquisition expenses for fiscal year 2013 relate to the costs associated with the acquisition of our 10 previously operated stores in Montana, Oregon and Washington.
(7)	Expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P. and one of our executive officers.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see the notes to our consolidated financial statements. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”) can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At January 30, 2016, the weighted average interest rate on our borrowings under our revolving credit facility was 2.16%. Based on a sensitivity analysis at January 30, 2016, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.3 million. As long as LIBOR is less than 1.25%, the interest rate on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sportsman’s Warehouse Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the related consolidated statements of income, stockholders’ deficit, and cash flows for each of the fiscal years in the three-year period ended January 30, 2016. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sportsman’s Warehouse Holdings, Inc. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 30, 2016, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

March 24, 2016

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	January 30,	January 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$2,109	$1,751
Accounts receivable, net	469	425
Merchandise inventories	217,794	185,909
Prepaid expenses and other	9,686	7,468
Deferred income taxes, current	3,001	2,928
Income taxes receivable	—	5,190
Total current assets	233,059	203,671
Property and equipment, net	62,432	54,317
Deferred income taxes, noncurrent	2,263	5,398
Definite lived intangibles, net	3,923	5,729
Other long-term assets, net	1,347	1,608
Total assets	$303,024	$270,723

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$46,698	$28,500
Accrued expenses	42,480	42,620
Income taxes payable	1,779	—
Revolving line of credit	25,263	41,899
Current portion of long-term debt, net of discount	9,033	1,333
Current portion of deferred rent	3,018	2,873
Total current liabilities	128,271	117,225
Long-term liabilities:
Long-term debt, net of discount and current portion	147,679	156,713
Deferred rent, noncurrent	29,133	28,117
Total long-term liabilities	176,812	184,830
Total liabilities	305,083	302,055

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,004 and 41,818 shares issued and outstanding, respectively	420	418
Additional paid-in capital	77,757	76,257
Accumulated deficit	(80,236)	(108,007)
Total stockholders' deficit	(2,059)	(31,332)
Total liabilities and stockholders' deficit	$303,024	$270,723

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net sales	$729,912	$660,003	$643,163
Cost of goods sold	491,382	444,796	435,933
Gross profit	238,530	215,207	207,230

Selling, general, and administrative expenses	179,218	170,315	147,140
Bankruptcy related expenses	—	—	55
Income from operations	59,312	44,892	60,035
Interest expense	(14,156)	(22,480)	(25,447)
Income before income taxes	45,156	22,412	34,588
Income tax expense	17,385	8,628	12,838
Net income	$27,771	$13,784	$21,750
Earnings per share:
Basic	$0.66	$0.34	$0.66
Diluted	$0.66	$0.34	$0.66
Weighted average shares outstanding:
Basic	41,966	39,961	33,170
Diluted	42,334	40,141	33,185

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in-capital	Accumulated deficit	Total stockholders' deficit
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at February 2, 2013	27,265	$273	5,964	$60	$—	$(42,177)	$(41,844)
Dividends	—	—	—	—	—	(101,065)	(101,065)
Repurchase and retirement of restricted nonvoting common stock	—	—	(287)	(3)	—	(299)	(302)
Stock based compensation	—	—	—	—	365	—	365
Net income	—	—	—	—	—	21,750	21,750
Balance at February 1, 2014	27,265	$273	5,677	$57	$365	$(121,791)	$(121,096)
Issuance of common shares	8,683	86	—	—	73,305	—	73,391
Conversion of nonvoting common stock to common stock	5,677	57	(5,677)	(57)	—	—	—
Vesting of restricted stock units	193	2	—	—	(2)	—	-
Payment of withholdings on restricted stock units	—	—	—	—	(991)	—	(991)
Excess tax benefit from restricted stock units	—	—	—	—	287	—	287
Stock based compensation	—	—	—	—	3,293	—	3,293
Net income	—	—	—	—	—	13,784	13,784
Balance at January 31, 2015	41,818	$418	—	$—	$76,257	$(108,007)	$(31,332)
Vesting of restricted stock units	186	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,041)	—	(1,041)
Excess tax benefit from restricted stock units	—	—	—	—	286	—	286
Stock based compensation	—	—	—	—	2,257	—	2,257
Net income	—	—	—	—	—	27,771	27,771
Balance at January 30, 2016	42,004	$420	—	$—	$77,757	$(80,236)	$(2,059)

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Cash flows from operating activities:
Net income	$27,771	$13,784	$21,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	9,763	7,344	4,749
Amortization of discount on debt and deferred financing fees	817	6,497	6,952
Amortization of definite lived intangible	1,806	1,806	1,528
Net increase in deferred rent	1,161	5,397	432
Gain on asset dispositions	—	—	(112)
Deferred income taxes	3,062	(46)	2,169
Excess tax benefits from stock-based compensation arrangements	(286)	(287)	—
Stock-based compensation	2,257	3,293	365
Change in operating assets and liabilities:
Accounts receivable, net	(44)	(12)	1,052
Merchandise inventories	(31,885)	(24,575)	(28,344)
Prepaid expenses and other	(5,435)	86	(1,522)
Other long-term assets	239	(107)	49
Accounts payable	18,198	836	1,333
Accrued expenses	983	8,127	2,049
Income taxes receivable and payable	7,255	(1,670)	(12,416)
Net cash provided by operating activities	35,662	20,473	34
Cash flows from investing activities:
Purchase of property and equipment	(33,957)	(30,167)	(20,416)
Purchase of business	—	—	(47,767)
Proceeds from sale-leaseback transactions	19,006	—	—
Proceeds from sale of fixed assets	—	—	124
Net cash used in investing activities	(14,951)	(30,167)	(68,059)
Cash flows from financing activities:
Net borrowings on line of credit	(16,636)	12,847	29,052
Borrowings on term loan	—	160,000	235,000
Issuance of common stock, net	—	73,393	(302)
Dividends paid	—	—	(101,065)
(Decrease) increase in book overdraft	(1,123)	2,609	5,696
Excess tax benefits from stock-based compensation arrangements	286	287	—
Payment of withholdings on restricted stock units	(1,041)	(993)	—
Payment of deferred financing costs	(239)	(2,227)	(3,960)
Principal payments on unsecured note payable	—	—	(2,756)
Principal payments on long-term debt	(1,600)	(234,225)	(125,863)
Discount on term loan	—	(1,600)	(2,938)
Net cash (used in) provided by financing activities	(20,353)	10,091	32,864
Net change in cash and cash equivalents	358	397	(35,161)
Cash and cash equivalents at beginning of year	1,751	1,354	36,515
Cash and cash equivalents at end of year	$2,109	$1,751	$1,354

Net cash paid during the year for:
Interest	$12,799	$16,408	$18,979
Income taxes	7,032	10,328	23,089

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 30, 2016, the Company operated 64 stores in 19 states.

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

Bankruptcy-Related Expenses

The adoption of fresh start reporting upon emergence from bankruptcy required the Company to allocate the reorganization value to its assets and liabilities in a manner similar to that which is required under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 805, Business Combinations, including estimated costs required to restructure and emerge from Chapter 11 bankruptcy. The Company incurred certain costs related to restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Amounts greater than the estimated restructuring costs are expensed as incurred and included as a separate component of the consolidated statements of income to arrive at income from operations.

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2015, 2014 and 2013 ended on January 30, 2016, January 31, 2015 and February 1, 2014, respectively. Fiscal years 2013, 2014, and 2015 contain 52 weeks of operations.

Seasonality

The Company’s business is generally seasonal, with a significant portion of total sales occurring during the third and fourth quarters of the fiscal year.

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

In accordance with the terms of a financing agreement (Note 9), the Company maintains depository accounts with two banks in a lock-box arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 30, 2016 and January 31, 2015, the combined balance in these accounts were $5,939 and $5,987, respectively. Accordingly, these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on January 30, 2016 and January 31, 2015, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 30, 2016 and January 31, 2015, the allowance for doubtful accounts receivable totaled $0 and $113, respectively. The activity in the allowance for doubtful accounts was not significant for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon historical experience. The Company also adjusts inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of slow moving or obsolete inventory. The inventory reserves for shrinkage, damaged, or obsolescence totaled $4,306 and $4,089 at January 30, 2016 and January 31, 2015, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended January 30, 2016, January 31, 2015 or February 1, 2014.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. The Company records a reserve for estimated product returns in each reporting period, based on its historical experience. The Company’s sales returns reserve was $799 and $716 at January 30, 2016, and January 31, 2015, respectively.

Revenue for gift cards sold is deferred and recognized as the gift cards are redeemed for merchandise. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, the Company recognized $846, $833 and $0 of gift card breakage income, respectively. This income is included in the accompanying consolidated statements of income as a reduction in selling, general, and administrative expenses (“SG&A”).

In November of 2013, the Company launched a customer loyalty program. Under this program, the Company issues credits in the form of points to loyalty program members. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net sales at the time the points are earned. Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended January 30, 2016, the Company recognized $232 of loyalty breakage income. The Company did not recognize any loyalty breakage income for the fiscal year ended January 31, 2015. This income is included in the accompanying consolidated statements of income as an increase in net sales.

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

Tenant Allowances

The Company enters into various types of lease agreements in the operation of its stores, including remodel and build-to-suit arrangements. Under any type of lease agreement, the Company may receive reimbursement from a landlord for some of the costs related to occupancy or tenant improvements per lease provisions. These reimbursements may be referred to as tenant allowances or landlord reimbursements ("tenant allowances"). Reimbursement from a landlord for occupancy or tenant improvements is treated differently depending on the type of arrangement. Under most of the Company’s lease agreements, tenant allowances are included within deferred rent on the accompanying consolidated balance sheets. The deferred rent credit is amortized as rent expense on a straight-line basis over the term of the lease. Landlord reimbursements from these transactions are included in cash flows from operating activities as a change in deferred rent.

In lease agreements where the Company is the deemed owner of the building during the construction period, a deemed sale-leaseback of the building occurs when construction is complete and the lease term begins. Under these lease agreements, as the tenant allowances are received, the value of the Company’s construction-in-progress or leasehold improvements is reduced accordingly. The deemed sale-leaseback transactions are included in cash flows from investing activities.

Health Insurance

The Company maintains for its employees a partially self-funded health insurance plan. The Company maintains stop-loss insurance through an insurance company with a $100 per person deductible and aggregate claims limit above a predetermined threshold. The Company is under contract .

with this insurance company through December 2016. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”). As of January 30, 2016 and January 31, 2015, the Company estimated the IBNR to be $980 and $811, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Workers Compensation Insurance

Effective November 1, 2014, the Company maintains for its employees a high-deductible workers compensation plan. The Company maintains stop-loss insurance through an insurance company with a $150 per claim deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company. Prior to November 1, 2014, we operated under a guaranteed cost insurance program.

The Company has established reserve amounts based upon claims history and estimates of IBNR. As of January 30, 2016 and January 31, 2015, the Company estimated the IBNR to be $527 and $107, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, net advertising expenses totaled $6,634, $4,629 and $4,685, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Stock-Based Compensation

Compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service or offering period. Costs associated with awards are included in compensation expense as a component of selling, general, and administrative expenses.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments. The carrying amount of the Company’s financial instruments approximates fair value as of January 30, 2016 and January 31, 2015.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 30, 2016, January 31, 2015 or February 1, 2014.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers” (Topic 606): Deferral of the Effective Date (“ASU 2015-14). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. As a result of these two standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting ASU 2014-09 and ASU 2015-14, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of ASU 2014-09 and ASU 2015-14 and has not yet selected a transition method nor have they determined what impact the adoption of ASU 2014-09 and ASU 2015-14 will have on the Company's financial position or results of operations.

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

Simplifying the Presentation of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (Topic 740) (“ASU 2015-17”). ASU 2015-17 is intended to simplify the presentation of deferred income taxes and requires that deferred tax liabilities and assets be classified as noncurrent in the company’s consolidated balance sheets. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, with early adoption permitted. The Company will adopt the provisions of ASU 2015-17 prospectively, with the first annual period of change effective January 31, 2016. Management expects that the adoption of ASU 2015-17 to have an effect on the presentation of the Company’s financial position but no effect on the Company’s results of operations.

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

(3) Supplemental Cash Flow Information

The following table sets forth non-cash investing items for the years ended:

	Fiscal Years Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Leasehold improvements acquired through tenant allowances	$3,036	$311	$—
Purchases of property and equipment included in accounts payable	1,094	1,263	1,307

(4) Initial Public Offering

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

(5) Secondary Offering

On September 30, 2015, 6,250 shares of common stock were sold in a secondary offering by certain existing shareholders, including affiliates of Seidler Equity Partners III, L.P. On October 26, 2015, the underwriters of the secondary offering partially exercised the option granted at the time of the secondary offering to purchase an additional 649 shares of common stock at the secondary offering price of $12.25 per share, less underwriting discounts and commissions, which consists solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering or partial exercise of the option. Total expenses incurred related to the secondary offering and the exercise of the option was $727 and is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(6) Property and Equipment

Property and equipment as of January 30, 2016 and January 31, 2015 are as follows:

	January 30,	January 31,
	2016	2015
Furniture, fixtures, and equipment	$41,833	$32,678
Leasehold improvements	45,179	34,398
Construction in progress	5,593	7,651
Total property and equipment, gross	92,605	74,727
Less accumulated depreciation and amortization	(30,173)	(20,410)
Total property and equipment, net	$62,432	$54,317

Depreciation expense was $9,763, $7,344 and $4,749 for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

(7) Definite Lived Intangible Asset

Intangible assets increased as a result of the non-compete agreement associated with the acquisition of certain assets and assumed liabilities of Wholesale Sports Outdoor Outfitters (“Wholesale Sports”) in March 2013. The following table summarizes the definite lived intangible assets:

	January 30, 2016
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(5,140)	3,923
Total		$9,063	(5,140)	3,923

	January 31, 2015
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(3,334)	5,729
Total		$9,063	(3,334)	5,729

Amortization expense for definite lived intangible asset was $1,806 for the fiscal year ended January 30, 2016. Amortization expense for the next three years is $1,806 in fiscal year 2016, $1,806 in fiscal year 2017 and $311 in fiscal year 2018.

(8) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 30, 2016 and January 31, 2015:

	January 30,	January 31,
	2016	2015
Book overdraft	$7,182	$8,305
Unearned revenue	14,787	11,663
Accrued payroll and related expenses	8,573	7,104
Sales and use tax payable	2,998	3,708
Litigation accrual	—	4,000
Other	8,940	7,840
	$42,480	$42,620

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

Each of the subsidiaries of the Company is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by the Company. All of the Company’s obligations under the revolving credit facility are secured by a lien on substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of all of the Company’s subsidiaries, including a pledge of all capital stock of each of the Company’s subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, the credit agreement contains provisions that enable Wells Fargo to require the Company to maintain a lock-box for the collection of all receipts.

As of January 30, 2016 and January 31, 2015, the Company had $31,202 and $47,886, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $5,939 and $5,987 as of January 30, 2016 and January 31, 2015, respectively. As of January 30, 2016, the Company had stand-by commercial letters of credit of $750 under the terms of the Revolving Line of Credit.

Borrowings under the revolving credit facility bear interest based on either, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.0% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of January 30, 2016 was 2.16%.

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

(10) Long-Term Debt

Long-term debt consisted of the following as of January 30, 2016 and January 31, 2015:

	January 30,	January 31,
	2016	2015
Term loan	$158,000	$159,600
Less discount	(1,288)	(1,554)
	156,712	158,046
Less current portion, net of discount	(9,033)	(1,333)
Long-term portion	$147,679	$156,713

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

The Term Loan requires quarterly principal payments of $400 payable on the last business day of each fiscal quarter up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020.

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the Term Loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the agreement for the Term Loan. Due to the Company’s profitability during fiscal year 2015, the Company is required to make a mandatory prepayment of $7,700 by May 6, 2016, which will reduce the amount outstanding under the term loan.

The Term Loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The Term Loan contain customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Term Loan also requires the Company to comply with specified financial covenants, including a minimum interest coverage ratio on a trailing twelve month basis and a maximum total net leverage ratio. The Term Loan also contains customary events of default.

As of January 30, 2016, the Term Loan had $156,712 outstanding, net of an unamortized discount of $1,288. During fiscal year 2015, Company recognized $266 of non-cash interest expense with respect to the amortization of this discount. During fiscal year 2014, the Company recognized $2,739 of non-cash interest expense with respect to the amortization of the discount on the prior term loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of January 30, 2016, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(11) Sale Leaseback Transactions

During the fiscal year ended January 30, 2016, the Company completed a sale-leaseback of the land and buildings for two store locations. The Company received gross cash proceeds of $12,068, exclusive of transaction costs of approximately $277.  The carrying value of the properties sold were $11,964. The Company realized a loss on this transaction of $173, which has been recorded in selling, general, and administrative expenses in the accompanying statements of income. The current and long-term portions of the deferred loss are included in current portion of deferred rent and deferred rent, noncurrent, respectively, in the consolidated balance sheet as of January 20, 2016.  Amortization of the deferred loss is reflected as an increase to rent expense and is included within selling, general, and administrative expenses in the consolidated statement of income for the year ended January 30, 2016.

During the fiscal year ended January 30, 2016, the Company completed a deemed sale-leaseback of the land and buildings for three store locations. In each of the related lease agreements for these store locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was deemed the owner of the land and building during the construction period. The deemed sale occurred when the construction of the assets were complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining amounts were considered leasehold improvements.  The total value of tenant allowances received during fiscal year 2015 was $5,652.

(12) Common Stock

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

(13) Earnings Per Share

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	January 30,	January 31,	February 1,
	2016	2015	2014
Net income	$27,771	$13,784	$21,750
Weighted-average shares of common stock outstanding:
Basic	41,966	39,961	33,170
Dilutive effect of common stock equivalents	368	180	15
Diluted	42,334	40,141	33,185
Basic earnings per share	$0.66	$0.34	$0.66
Diluted earnings per share	$0.66	$0.34	$0.66

(14) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense of $2,257, $3,293, and $365 during fiscal years 2015, 2014, and 2013, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income.

Employee Stock Plans

As of January 30, 2016, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,728,995. As of January 30, 2016, there were 598,697 awards outstanding under the 2013 Plan.

Nonvested Stock Unit Awards

During fiscal year 2015, the Company issued 27,668 nonvested stock units to employees or independent members of the Board of Directors at a weighted average grant date fair value of $11.28 per share. The nonvested stock units issued to employees vest evenly over four years on the grant date anniversary. The nonvested stock units issued to independent members of the Board of Directors vest evenly over 12 months on the grant date anniversary.

During fiscal year 2014, the Company issued 5,000 nonvested stock units to employees at a weighted average grant date fair value of $7.04 per share. The nonvested stock units vest evenly over four years on the grant date anniversary.

As of January 30, 2016 and January 31, 2015, respectively, the Company had $4,279 and $6,268 remaining in unrecognized compensation costs related to nonvested restricted stock units.  The weighted average grant date fair value of the outstanding shares were $7.15 and $7.06, respectively. The expected net tax benefit related to the unrecognized compensation costs were $1,647 and $2,413, respectively.

The Company had no net share settlements in fiscal year 2015 or 2014.

The following table sets forth the rollforward of outstanding restricted stock units:

		Weigthed
		average
		grant-date
	Shares	fair value
Balance at January 31, 2015	887,853	$7.06
Grants	27,668	11.28
Forfeitures	7,892	7.06
Vested	308,932	7.27
Balance at January 30, 2016	598,697	$7.15

		Weigthed
		average
		grant-date
	Shares	fair value
Balance at February 1, 2014	1,193,747	$7.06
Grants	5,000	7.04
Forfeitures	13,493	7.06
Vested	297,401	7.06
Balance at January 31, 2015	887,853	$7.06

(15) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2015 was $15.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

Fiscal Year Ended
January 30, 2016
Risk-free interest rate	0.49%
Expected life (in years)	0.5
Expected volatility	36.1%
Dividend yield	—

(16) Income Taxes

For the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, the income tax provision consisted of the following:

	January 30,	January 31,	February 1,
	2016	2015	2014
Current:
Federal	$12,341	$7,482	$9,421
State	1,982	1,192	1,248
Total current	14,323	8,674	10,669
Deferred:
Federal	2,746	(103)	1,830
State	316	57	339
Total deferred	3,062	(46)	2,169
Total income tax provision	$17,385	$8,628	$12,838

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	January 30,	January 31,	February 1,
	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
State tax, net of federal benefit	3.5	3.5	3.6
Permanent items	0.2	0.2	0.3
Other items	(0.2)	(0.2)	(1.8)
Effective income tax rate	38.5%	38.5%	37.1%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 2016 and January 31, 2015, respectively, are presented below:

	January 30,	January 31,
	2016	2015
Deferred tax assets:
Accrued liabilities	$468	$444
Allowance for doubtful accounts	—	44
Deferred rent	12,377	11,932
Intangible asset	1,293	—
Inventories	2,335	2,189
Litigation accrual	—	1,540
Net operating loss	—	51
Sales return reserve	308	276
Stock-based compensation	634	600
Total gross deferred tax assets	$17,415	$17,076
Deferred tax liabilities:
Depreciation	$(11,407)	$(8,125)
Prepaid expenses	(744)	(625)
Total gross deferred tax liabilities	$(12,151)	$(8,750)
Net deferred tax asset	$5,264	$8,326

As of January 30, 2016 and January 31, 2015, the components of the current and long-term deferred income taxes are as follows:

	January 30,	January 31,
	2016	2015
Current deferred tax assets, net:
Accrued liabilities	$468	$444
Allowance for doubtful accounts	-	44
Inventories	2,335	2,189
Prepaid expenses	(744)	(625)
Sales return reserve	308	276
Stock-based compensation	634	600
Current deferred tax assets, net	$3,001	$2,928
Non-current deferred tax assets, net:
Deferred rent	$12,377	$11,932
Depreciation	(11,407)	(8,125)
Intangible asset	1,293	—
Litigation accrual	—	1,540
Net operating loss	—	51
Non-current deferred tax assets, net	$2,263	$5,398

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income to allow for the utilization of its deductible temporary differences.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances annually. At January 30, 2016, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 30, 2016, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. There are no income tax returns that are currently under examination. Federal and state tax years that remain subject to examination are periods ended January 29, 2011 through January 31, 2015.

At January 31, 2015, the Company had state net operating loss carry-forwards of approximately $1,387, which were used to offset taxable income in fiscal year 2015.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. During fiscal year 2014, the Company accrued interest and penalties of $14. No interest or penalties were accrued for fiscal year 2015 or fiscal year 2013.

(17) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space, and warehouse locations under non-cancelable operating leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. In 2015, 2014 and 2013, the Company received tenant allowances of $5,652, $5,129 and $200, respectively. The Company expects to receive $16,705 in tenant allowances under leases during fiscal year 2016. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These agreements expire at various dates through July 2030 and generally contain three, five-year renewal options. Rent expense under these leases totaled $33,209, $30,520 and $27,118 for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively.

Future minimum lease payments for non-cancelable operating leases by fiscal year, as of January 30, 2016 are as follows:

Fiscal Year:

2016	36,840
2017	37,869
2018	37,408
2019	35,076
2020	33,914
Thereafter	114,597
295,704

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, the Company believes that the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

On March 12, 2014, the Company was added as a defendant to a pending consolidated action filed in the United States District Court, Western District of Washington, captioned as Lacey Market Place Associates II, LLC, et al. v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 2:13-cv-00383-JLR against United Farmers of Alberta Co-Operative Limited (the seller of Wholesale Sports), Wholesale Sports, Alamo Group, LLC and Donald F. Gaube and spouse. The amended complaint was filed by the landlords of two stores that the Company did not assume in the Company’s purchase of assets from Wholesale Sports. Such stores were formerly operated by Wholesale Sports in Skagit and Thurston Counties in Washington. The amended complaint alleged breach of lease, breach of collateral assignment, misrepresentation, intentional interference with contract, piercing the corporate veil and violation of Washington’s Fraudulent Transfer Act. The Company was named as a co-defendant with respect to the intentional interference with contract and fraudulent conveyance claims. The amended complaint sought against the Company and all defendants unspecified money damages, declaratory relief and attorneys’ fees and costs. On January 28, 2015, the court in the Lacey Marketplace action granted in part and denied in part the Company’s motion for summary judgment and dismissed the intentional interference claim against the Company, but declined to dismiss the fraudulent transfer claim.

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in favor of the Company, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the fiscal year ended January 30, 2016. The reversal of the $4,000 accrual is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(18) Related-Party Transactions

On August 14, 2009, the Company entered into a reimbursement agreement with Seidler Equity Partners III, L.P. Under the terms of this agreement, the Company agreed to reimburse Seidler Equity Partners III, L.P. for various out-of-pocket costs and expenses related to the Company up to a maximum of $150 annually. During the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, the Company made payments of $12, $35 and $18, respectively, under this agreement. At January 30, 2016 and January 31, 2015, there were no amounts payable under the terms of this agreement.

(19) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $282, $276 and $234 for the fiscal years ended January 30, 2016, January 31, 2015, and February 1, 2014, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of January 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for us. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 30, 2016.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we are, to provide only management’s report in this 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:
1.	Financial Statements:
•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets – January 30, 2016 and January 31, 2015
•	Consolidated Statements of Income – Years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Consolidated Statements of Stockholders’ Deficit – Years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Consolidated Statements of Cash Flows – Years ended January 30, 2016, January 31, 2015 and February 1, 2014
•	Notes to Consolidated Financial Statements
2.	Exhibits: See Item 15(b) below.
(b)	Exhibits

Exhibit Number	Description

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

10.3.1†

Second Amendment to Credit Agreement (amended and restated Credit Agreement to reflect first amendment), dated as of November 13, 2012, among Sportsman’s Warehouse, Inc., as Lead Borrower, the other Borrowers party thereto, Sportsman’s Warehouse Holdings, Inc., as a Guarantor, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender (incorporated by reference to Exhibit 10.3.2 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.3.2†

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

10.3.4

Side Letter, dated as of October 21, 2013, from Wells Fargo Bank, National Association to Sportsman’s Warehouse, Inc. (incorporated by reference to Exhibit 10.3.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

Exhibit Number	Description

10.3.5

Fourth Amendment to Credit Agreement, dated as of March 20, 2014, among Sportsman’s Warehouse, Inc., as Lead Borrower, the other Borrowers party thereto, Sportsman’s Warehouse Holdings, Inc., as a Guarantor, the Lenders party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender (incorporated by reference to Exhibit 10.3.6 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 24, 2014).

10.3.6†

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

10.14	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

Exhibit Number	Description

10.15

Sixth Amendment to Credit Agreement, effective as of August 26, 2015, by and among Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.16

Seventh Amendment to Credit Agreement, dated as of September 21, 2015, by and among Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender, and Sportsman’s Warehouse, Inc., as Lead Borrower, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on September 21, 2015).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: March 24, 2016	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: March 24, 2016	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John V. Schaefer	President, Chief Executive	March 24, 2016
John V. Schaefer	Officer and Director
(Principal Executive Officer)

/s/ Kevan P. Talbot	Chief Financial Officer and Secretary	March 24, 2016
Kevan P. Talbot	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	March 24, 2016
Christopher Eastland

/s/ Leonard Lee	Director	March 24, 2016
Leonard Lee

/s/ Kent V. Graham	Director	March 24, 2016
Kent V. Graham

/s/ Gregory P. Hickey	Director	March 24, 2016
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	March 24, 2016
Joseph P. Schneider

/s/ Kay L. Toolson	Director	March 24, 2016
Kay L. Toolson