Form 10-Q
period 2016-04-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2016-05-25
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2016

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

As of May 25, 2016, the registrant had 42,186,740 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended April 30, 2016 and May 2, 2015 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2016 and the first quarter of fiscal year 2015, respectively. Fiscal year 2015 contained 52 weeks of operations ended January 30, 2016. Fiscal year 2016 will contain 52 weeks of operations and will end on January 28, 2017.

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	April 30,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$2,404	$2,109
Accounts receivable, net	446	469
Merchandise inventories	250,965	217,794
Deferred income taxes, current	—	3,001
Prepaid expenses and other	4,799	9,337
Income taxes receivable	2,055	—
Total current assets	260,669	232,710
Property and equipment, net	70,014	62,432
Deferred income taxes, noncurrent	4,631	2,263
Definite lived intangibles, net	3,472	3,923
Total assets	$338,786	$301,328

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$58,611	$46,698
Accrued expenses	49,873	42,480
Income taxes payable	—	1,779
Revolving line of credit	63,339	25,263
Current portion of long-term debt, net of discount and debt issuance costs	983	8,683
Current portion of deferred rent	3,393	3,018
Total current liabilities	176,199	127,921
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	134,274	146,333
Deferred rent, noncurrent	30,664	29,133
Total long-term liabilities	164,938	175,466
Total liabilities	341,137	303,387

Commitments and contingencies
Stockholders' deficit:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,187 and 42,004 shares issued and outstanding, respectively	422	420
Additional paid-in capital	77,152	77,757
Accumulated deficit	(79,925)	(80,236)
Total stockholders' deficit	(2,351)	(2,059)
Total liabilities and stockholders' deficit	$338,786	$301,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Net sales	$151,615	$139,158
Cost of goods sold	103,143	96,007
Gross profit	48,472	43,151

Selling, general, and administrative expenses	46,116	41,903
Income from operations	2,356	1,248
Interest expense	(3,588)	(3,460)
Loss before income taxes	(1,232)	(2,212)
Income tax benefit	(1,543)	(852)
Net income (loss)	$311	$(1,360)
Earnings (loss) per share:
Basic	$0.01	$(0.03)
Diluted	$0.01	$(0.03)
Weighted average shares outstanding:
Basic	42,032	41,851
Diluted	42,334	41,851

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
Cash flows from operating activities:
Net income (loss)	$311	$(1,360)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation of property and equipment	2,681	2,171
Amortization of discount on debt and deferred financing fees	355	180
Amortization of definite lived intangible	451	451
Net increase in deferred rent	1,906	108
Deferred income taxes	633	599
Excess tax benefits from stock-based compensation arrangements	(470)	(283)
Stock-based compensation	625	597
Change in operating assets and liabilities:
Accounts receivable, net	23	(129)
Merchandise inventories	(33,171)	(30,821)
Prepaid expenses and other	4,498	3,374
Accounts payable	11,913	25,495
Accrued expenses	(2,037)	(1,825)
Income taxes receivable and payable	(3,364)	(1,478)
Net cash used in operating activities	(15,646)	(2,921)
Cash flows from investing activities:
Purchase of property and equipment	(8,720)	(8,869)
Net cash used in investing activities	(8,720)	(8,869)
Cash flows from financing activities:
Net borrowings on line of credit	38,076	10,357
Increase in book overdraft	7,887	2,841
Excess tax benefits from stock-based compensation arrangements	—	283
Payment of withholdings on restricted stock units	(1,228)	(1,036)
Principal payments on long-term debt	(20,074)	(400)
Net cash provided by financing activities	24,661	12,045
Net change in cash and cash equivalents	295	255
Cash and cash equivalents at beginning of period	2,109	1,751
Cash and cash equivalents at end of period	$2,404	$2,006

Supplemental disclosures of cash flow information
Cash paid during the period for:
Interest	$2,954	$3,151
Income taxes	1,716	26

Supplemental schedule of noncash investing activities
Purchases of property and equipment included in accrued expenses	$2,637	$2,359

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of April 30, 2016, the Company operated 67 stores in 20 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 30, 2016 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended April 30, 2016 are not necessarily indicative of the results to be obtained for the year ending January 28, 2017. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on March 24, 2016 (the “Fiscal 2015 Form 10-K”).

(2) Summary of Significant Accounting Policies

Revision to Consolidated Statements of Operations

The Company has historically presented its sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. Subsequent to filing its Fiscal Year 2015 Form 10-K, the Company’s management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision does not have any impact upon gross profit, net income or earnings per share.

The following table provides a reconciliation of the revision for the 13 weeks ended May 2, 2015 as reported in the condensed consolidated statement of operations included in the Company’s Quarterly Report on Form 10-Q for the first quarter of fiscal year 2015, which was filed with the SEC on May 29, 2015:

For the thirteen weeks ended May 2, 2015	As Previously Reported	Revision	As Revised
Net sales	$144,493	$(5,335)	$139,158
Cost of goods sold	101,342	(5,335)	96,007
Gross profit	43,151	—	43,151

The Company assessed the materiality of these changes both on a quantitative and qualitative basis and determined that its current and previously reported consolidated statements of operations are not materially misstated. This revision had no impact upon gross profit, net income, or earnings per share in any of the fiscal periods.

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal first quarters ended April 30, 2016 and May 2, 2015 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2016 and first quarter of fiscal year 2015, respectively. Fiscal year 2015 contained 52 weeks of operations ended January 30, 2016. Fiscal year 2016 will contain 52 weeks of operations and will end on January 28, 2017.

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

Significant Accounting Policies

The Company has adopted the following accounting standards during the fiscal quarter ended April 30, 2016:

Simplifying the Presentation of Debt Issuance Costs

In April 2015, the “Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Costs” (“ASU 2015-03”). ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Company adopted the provisions of ASU 2015-03 retrospectively in the fiscal quarter ended April 30, 2016. The adoption of ASU 2015-03 had an effect on the presentation of the Company’s financial position but no effect on the Company’s results from operations. In accordance with the standard, for the fiscal quarter ended April 30, 2016, the Company reclassified deferred financing fees of $350 from prepaid expenses to the current portion of long-term debt, net of discount and debt issuance costs. The Company also reclassified $1,259 of deferred financing fees from other long-term assets, net to long-term debt, net of discount, debt issuance costs, and current portion. For the fiscal year ended January 30, 2016, the Company reclassified deferred financing fees of $350 from prepaid expenses to the current portion of long-term debt, net of discount and debt issuance costs. The Company also reclassified $1,347 of deferred financing fees from other long-term assets, net to long-term debt, net of discount, debt issuance costs, and current portion.

Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements

In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Association with Line of Credit Arrangements” (“ASU 2015-15”). ASU 2015-15 indicates that the guidance in ASU 2015-03 did not address presentation or subsequent measurement of debt issuance costs related to line of credit arrangements. Given the absence of authoritative guidance within ASU 2015-03, the SEC staff has indicated that they would not object to an entity deferring and presenting debt issuance costs ratably over the term of the line of credit arrangement, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The Company adopted the provisions of ASU 2015-03 prospectively in the fiscal quarter ended April 30, 2016. The adoption of ASU 2015-03 had no effect on the presentation of the Company’s financial position and no effect on the Company’s results from operations.

Simplifying the Presentation of Deferred Taxes

In November 2015, the FASB issued ASU 2015-17 “Balance Sheet Classification of Deferred Taxes” (“ASU 2015-17”). ASU 2015-17 is intended to simplify the presentation of deferred income taxes and requires that all deferred tax liabilities and assets be classified as noncurrent in the company’s consolidated balance sheets. ASU 2015-17 is required to be adopted for annual periods beginning after December 15, 2016, with early adoption permitted. The Company early adopted the provisions of ASU 2015-17 prospectively in the fiscal quarter ended April 30, 2016. The adoption of ASU 2015-17 had an effect on the presentation of the Company’s financial position but no effect on the Company’s results of operations. Specifically, for the fiscal quarter ended April 30, 2016, the Company reclassified $2,368 in current deferred tax assets as noncurrent deferred tax assets. See Note 8, Income Taxes, for additional information.

Improvements to Employee Share-Based Payment Accounting

In March 2016, the FASB issued ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. Management has evaluated this statement and early adopted the provision in the fiscal quarter ended April 30, 2016. The adoption of ASU 2016-09 had an effect on the presentation of the Company’s results of operations. In connection with the vesting of restricted stock units in the 13 weeks ended April 30, 2016, under the transition guidance the Company has prospectively recorded $470 in income tax benefits as a reduction of income taxes payable and as an income tax benefit with no significant impact on earnings (loss) per share. In prior periods presented, the income tax benefits were recorded to additional paid-in-capital instead of income tax benefit as specified in the new standard. The Company is no longer required to disclose excess tax benefits as a financing activity in the statement of cash flows and has elected to adopt this change on a prospective basis. ASU 2016-09 allows for the election to either record forfeitures as they occur or to continue estimating the level of forfeitures consistent with current accounting standards. The Company has elected to record forfeitures as they occur which change did not have a significant impact on the condensed consolidated financial statements.

There have been no other significant changes to the Company’s significant accounting policies as described in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016.

Comprehensive Income

The Company has no components of net income (loss) that would require classification as other comprehensive income for the 13 week periods ended April 30, 2016 and May 2, 2015.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the FASB issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net” (“ASU 2016-08”), amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing” (“ASU 2016-10”), which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting ASU 2014-09, ASU 2015-14, ASU 2016-08, and ASU 2016-10, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of ASU 2014-09, ASU 2015-14, ASU 2016-08, and ASU 2016-10 and has not yet selected a transition method nor have they determined what impact the adoption of ASU 2014-09, ASU 2015-14, ASU 2016-08, and ASU 2016-10 will have on the Company's financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management is evaluating the provisions of this statement and has not determined what impact the adoption of ASU 2015-11 will have on the Company's financial position or results of operations. Management has determined that the Company will adopt the provision in first quarter in fiscal year 2017.

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

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 entitles a company to derecognize amounts related to expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements.

(3) Secondary Offering

On April 18, 2016, 6,000 shares of common stock were sold in a secondary offering by Seidler Equity Partners III, L.P. On April 22, 2016, the underwriters of the secondary offering fully exercised the option granted at the time of the secondary offering to purchase an additional 900 shares of common stock at the secondary offering price of $11.25 per share, less underwriting discounts and commissions, which consisted solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering or full exercise of the option. Total expenses incurred related to the secondary offering and the exercise of the option were $143 and are recorded in selling, general, and administrative expenses in the accompanying statements of operations.

On September 30, 2015, 6,250 shares of common stock were sold in a secondary offering by certain existing shareholders, including affiliates of Seidler Equity Partners III, L.P. On October 26, 2015, the underwriters of the secondary offering partially exercised the option granted at the time of the secondary offering to purchase an additional 649 shares of common stock at the secondary offering price of $12.25 per share, less underwriting discounts and commissions, which consisted solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering or partial exercise of the option. Total expenses incurred related to the secondary offering and the exercise of the option were $727.

(4) Property and Equipment

Property and equipment as of April 30, 2016 and January 30, 2016 were as follows:

	April 30,	January 30,
	2016	2016
Furniture, fixtures, and equipment	$44,605	$41,833
Leasehold improvements	48,510	45,179
Construction in progress	9,753	5,593
Total property and equipment, gross	102,868	92,605
Less accumulated depreciation and amortization	(32,854)	(30,173)
Total property and equipment, net	$70,014	$62,432

(5) Accrued Expenses

Accrued expenses consisted of the following as of April 30, 2016 and January 30, 2016:

	April 30,	January 30,
	2016	2016
Book overdraft	$15,069	$7,182
Unearned revenue	14,001	14,787
Accrued payroll and related expenses	6,972	8,573
Sales and use tax payable	3,693	2,998
Accrued construction costs	2,637	1,094
Other	7,501	7,846
	$49,873	$42,480

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) that provides for borrowings in the aggregate amount of up to $135,000, subject to a borrowing base calculation.

As of April 30, 2016 and January 30, 2016, the Company had $70,664 and $31,202, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $7,325 and $5,939 as of April 30, 2016 and January 30, 2016, respectively. As of April 30, 2016, the Company had stand-by commercial letters of credit of $1,200 under the terms of the Revolving Line of Credit.

The Revolving Line of Credit contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5,000. The Revolving Line of Credit also contains customary events of default. The Revolving Line of Credit matures on December 3, 2019.

As of April 30, 2016, the Revolving Line of Credit had $415 outstanding in deferred financing fees. During the 13 weeks ended April 30, 2016, the Company recognized $39 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended May 2, 2015, the Company recognized $31 of non-cash interest expense with respect to the amortization of deferred financing fees.

(7) Long-Term Debt

Long-term debt consisted of the following as of April 30, 2016 and January 30, 2016:

	April 30,	January 30,
	2016	2016
Term loan	$137,926	$158,000
Less discount	(1,060)	(1,288)
Less debt issuance costs	(1,609)	(1,696)
	135,257	155,016
Less current portion, net of discount and debt issuance costs	(983)	(8,683)
Long-term portion	$134,274	$146,333

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of April 30, 2016, the Term Loan had $135,257 outstanding, net of an unamortized discount of $1,060 and debt issuance costs of $1,609. During the 13 weeks ended April 30, 2016, the Company recognized $228 and $88 of non-cash interest expense with respect to the amortization of this discount and debt issuance costs. During the 13 weeks ended May 2, 2015, the Company recognized $66 and $83 of non-cash interest expense with respect to the amortization of the discount and debt issuance costs on the prior term loan.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

During the first fiscal quarter of 2016, the Company made a mandatory prepayment of $7,674 as well as a voluntary prepayment of $12,000 on the Term Loan in addition to the required quarterly payment of $400. As a result of the voluntary prepayment, the Company incurred a prepayment penalty of $150.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of April 30, 2016, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The Company recognized a tax benefit of $1,543 and $852 in the 13 weeks ended April 30, 2016 and May 2, 2015, respectively. The income tax benefit was higher in fiscal year 2016 primarily due to two discreet items that were recognized in the first quarter of fiscal year 2016. The first of these discrete items was $602 in federal and state tax credits from prior years that the Company identified during the quarter. As a result of the impact of similar future tax credits, the Company’s estimated annual effective tax rate decreased to 38.2% for the 13 weeks ended April 30, 2016 from 38.5% for the 13 weeks ended May 2, 2015. In addition, with the adoption of ASU 2016-09 (see “Significant Accounting Policies” in Note 2), the effect of excess tax benefits of $470 related to vesting of restricted stock units was recorded as an additional discreet item during the 13 weeks ended April 30, 2016.

(9) Earnings Per Share

Basic earnings per share is calculated by dividing net income (loss) by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	13 Weeks Ended
	April 30,	May 2,
	2016	2015
Net income (loss)	$311	$(1,360)
Weighted-average shares of common stock outstanding:
Basic	42,032	41,851
Dilutive effect of common stock equivalents	302	—
Diluted	42,334	41,851
Basic earnings (loss) per share	$0.01	$(0.03)
Diluted earnings (loss) per share	$0.01	$(0.03)

Restricted stock units considered anti-dilutive and excluded in the calculation	—	4

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended April 30, 2016 and May 2, 2015, the Company recognized total stock-based compensation expense of $625 and $597, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of operations.

Employee Stock Plans

As of April 30, 2016, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,514,765. As of April 30, 2016, there were 622,567 awards outstanding under the 2013 Plan.

Nonvested Restricted Stock Awards

During the 13 weeks ended April 30, 2016, the Company issued 161,988 nonvested stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested stock awards issued to employees vest over three years, with one third vesting on each grant date anniversary.

As of April 30, 2016, the Company had $1,822 remaining in unrecognized compensation costs related to nonvested restricted stock awards.  The weighted average grant date fair value of the outstanding shares was $11.25. The expected net tax benefit related to the unrecognized compensation costs was $696. The Company had no net share settlements in the 13 weeks ended April 30, 2016.

The following table sets forth the rollforward of outstanding nonvested stock awards (shares and per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	161,988	11.25
Forfeitures	—	—
Vested	—	—
Balance at April 30, 2016	161,988	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended April 30, 2016, the Company issued 159,390 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued is contingent on management achieving a fiscal year 2016 performance target for same store sales and return on invested capital for new stores. If minimum threshold performance targets are not achieved, no shares will be vested. The maximum number of shares subject to the award is 159,390 as reported above, and the "target" number of shares subject to the award is 106,262, which is two-thirds of the maximum number. Following the end of the performance period (fiscal year 2016), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares represent management’s estimate of the most likely outcome of the performance conditions to be achieved for the performance period. If management’s assessment of the most likely outcome of the levels of performance conditions to be achieved changes, the number of issued shares will be revised accordingly.

As of April 30, 2016, the Company had $1,793 remaining in unrecognized compensation costs related to nonvested restricted stock awards.  The weighted average grant date fair value of the outstanding shares was $11.25. The expected net tax benefit related to the unrecognized compensation costs was $685. The Company had no net share settlements in the 13 weeks ended April 30, 2016.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (shares and per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	159,390	11.25
Forfeitures	—	—
Vested	—	—
Balance at April 30, 2016	159,390	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended April 30, 2016, the Company issued no nonvested stock units to employees. During the 13 weeks ended May 2, 2015, the Company issued 3,740 nonvested stock units to employees at a weighted average grant date fair value of $9.56 per share. The nonvested stock units issued to employees vest over four years with one fourth vesting on each grant date anniversary.

As of April 30, 2016 and May 2, 2015, respectively, the Company had $2,152 and $4,207 remaining in unrecognized compensation costs related to nonvested restricted stock units.  The weighted average grant date fair value of the outstanding shares was $7.14 and $7.07, respectively. The expected net tax benefit related to the unrecognized compensation costs were $822 and $1,620, respectively.

The Company had no net share settlements in the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

The following table sets forth the rollforward of outstanding nonvested stock units (shares and per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	598,697	$7.15
Grants	—	—
Forfeitures	—	—
Vested	297,508	7.16
Balance at April 30, 2016	301,189	$7.14

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2015	887,853	$7.06
Grants	3,740	9.56
Forfeitures	2,009	7.06
Vested	293,726	7.06
Balance at May 2, 2015	595,858	$7.07

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $10,650 and $9,755 for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling setting aside the jury verdict, to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in favor of the Company, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the fiscal year ended January 30, 2016. The reversal of the $4,000 accrual was recorded in selling, general, and administrative expenses during the three months ended August 1, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 67 stores in 20 states, totaling approximately 2.9 million gross square feet. During fiscal year 2016 to date, we have increased our gross square footage by 4.0% through the opening of three stores in the following locations:

●	Slidell, Louisiana on February 27, 2016;
●	South Jordan, Utah on March 19, 2016; and
●	Rohnert Park, California on April 2, 2016.

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

Our prior period amounts of net sales have been revised to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. See Note 2 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of these items. The following table provides a reconciliation of the revision for each of the quarters of fiscal year 2015 as previously reported by us:

For the thirteen weeks ended May 2, 2015	As Previously Reported	Revision	As Revised
Net sales	$144,493	$(5,335)	$139,158
Cost of goods sold	101,342	(5,335)	96,007
Gross profit	43,151	—	43,151

For the thirteen weeks ended August 1, 2015	As Previously Reported	Revision	As Revised
Net sales	$172,985	$(6,050)	$166,935
Cost of goods sold	114,983	(6,050)	108,933
Gross profit	58,002	—	58,002

For the thirteen weeks ended October 31, 2015	As Previously Reported	Revision	As Revised
Net sales	$199,704	$(7,582)	$192,122
Cost of goods sold	133,139	(7,582)	125,557
Gross profit	66,565	—	66,565

For the thirteen weeks ended January 30, 2016	As Previously Reported	Revision	As Revised
Net sales	$212,730	$(4,181)	$208,549
Cost of goods sold	141,918	(4,181)	137,737
Gross profit	70,812	—	70,812

The following table provides a reconciliation of the revision for each of the fiscal years 2013, 2014, and 2015 as previously reported by us:

For the fiscal year ended January 30, 2016	As Previously Reported	Revision	As Revised
Net sales	$729,912	$(23,148)	$706,764
Cost of goods sold	491,382	(23,148)	468,234
Gross profit	238,530	—	238,530

For the fiscal year ended January 31, 2015	As Previously Reported	Revision	As Revised
Net sales	$660,003	$(20,134)	$639,869
Cost of goods sold	444,796	(20,134)	424,662
Gross profit	215,207	—	215,207

For the fiscal year ended February 1, 2014	As Previously Reported	Revision	As Revised
Net sales	$643,163	$(18,315)	$624,848
Cost of goods sold	435,933	(18,315)	417,618
Gross profit	207,230	—	207,230

We assessed the materiality of these changes both on a quantitative and qualitative basis and determined that our current and previously reported consolidated statements of operations are not materially misstated. This revision had no impact upon our gross profit, net income, or earnings per share in any of the fiscal periods.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 32 stores, including the three new stores we have opened in fiscal year 2016. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 22 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 13.6% and an average ROIC of 88.9% excluding initial inventory cost (and 31.2% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Gross Margin

Gross profit is our net sales less cost of goods sold. Gross margin measures our gross profit as a percentage of net sales. Our cost of goods sold primarily consists of merchandise acquisition costs, including freight-in costs, shipping costs, payment term discounts received from the vendor and vendor allowances and rebates associated directly with merchandise and shipping costs related to e-commerce sales. Prior period amounts of net sales and cost of goods sold have been revised to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. See “--How We Assess the Performance of Our Business--Net Sales and Same Store Sales” and Note 2 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of these items and the impact of the revisions on our financial statements for the prior periods.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth.

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income (loss) plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, secondary offering expenses, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

All financial results and other information set forth below reflect revisions made to net sales and cost of goods sold to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. We historically presented our sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. The revenue from these transactions have been revised to be presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision had no impact on gross profit, net income or earnings per share.  See Note 2 to the notes to our consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of the revisions on our financial statements for the prior periods.

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Thirteen Weeks Ended
	April 30, 2016	May 2, 2015
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.0	69.0
Gross profit	32.0	31.0
Selling, general and administrative expenses	30.4	30.1
Income from operations	1.6	0.9
Interest expense	2.4	2.5
Loss before income taxes	(0.8)	(1.6)
Income tax benefit	(1.0)	(0.6)
Net income (loss)	0.2%	(1.0)%
Adjusted EBITDA	4.9%	3.9%

The following table shows our sales during the periods presented by department (prior year numbers have been revised):

		Thirteen Weeks Ended
Department	Product Offerings	April 30, 2016	May 2, 2015
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.2%	12.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.2	7.3
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.8	11.5
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3	6.7
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	55.8	54.4
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	7.3	7.8
Other		0.4	0.2
Total		100.0%	100.0%

Thirteen Weeks Ended April 30, 2016 Compared to Thirteen Weeks Ended May 2, 2015

Net Sales. Net sales increased by $12.5 million, or 9.0%, to $151.6 million in the 13 weeks ended April 30, 2016 compared to $139.2 million in the corresponding period of fiscal year 2015. Net sales increased primarily due to sales from our three new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2015 and have been open for less than 12 months contributed $12.1 million to this increase while new stores that opened in fiscal year 2016 contributed $3.3 million to the increase. This increase was partially offset by a decline in same store sales for the period of 2.2% compared to the corresponding period of fiscal year 2015.

Each of our departments except for clothing recognized an increase in net sales in the first quarter of fiscal year 2016 compared to the first quarter of fiscal year 2015. We experienced increased sales for products in our hunting and shooting, fishing, and camping departments, which increased $8.9 million, $1.8 million, and $1.5 million, respectively, during the quarter compared to the corresponding period of fiscal year 2015. Our clothing department continued to be impacted by warmer weather during the first quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015.

With respect to same store sales, during the 13 weeks ended April 30, 2016, the clothing, optics, electronics and accessories, footwear, and camping departments had decreases of 14.9%, 8.4%, 6.3%, and 1.8%, respectively, compared to the corresponding period of fiscal year 2015. Our hunting and shooting and fishing departments were relatively flat in the first quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015. Our customer traffic declined during the first quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015 when we experienced an increase in customer traffic primarily as a result of increased demand for ammunition.  This decreased customer traffic had an impact upon all of our departments.  In addition, our clothing department continued to be impacted by warmer weather during the quarter. As of April 30, 2016, we had 57 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.1 million, 11.5%, to $1.4 million in the 13 weeks ended April 30, 2016 compared to $1.3 million in the corresponding period of fiscal year 2015.

Gross Profit. Gross profit increased by $5.3 million, or 12.3%, to $48.5 million for the 13 weeks ended April 30, 2016 from $43.2 million for the corresponding period of fiscal year 2015. As a percentage of net sales, gross profit increased by 1.0% to 32.0% for the 13 weeks ended April 30, 2016 from 31.0% in the corresponding period of fiscal year 2015. The increase in gross profit was due to less promotional pricing of our products during the quarter as well as increased vendor incentives received during the first quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015. The majority of the increase in the vendor incentives was in our marketing allowance as we continue to see a shift in cooperative marketing programs from a direct reimbursement to an allowance based upon purchases.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.2 million, or 10.1%, to $46.1 million for the 13 weeks ended April 30, 2016 from $41.9 million for the corresponding period of fiscal year 2015. Selling, general and administrative expenses were 30.4% of net sales in the first quarter of fiscal year 2016 and 30.1% of net sales in the corresponding period of fiscal year 2015. Specifically, we incurred additional payroll, rent, depreciation and amortization, preopening expenses, and other operating expenses of $2.4 million, $0.9 million, $0.5 million, $0.3 million, and $0.2 million, respectively. In the first quarter of fiscal year 2016, we incurred $0.1 million in costs related to a secondary offering, which were included in other operating expenses. Excluding the secondary offering costs, selling, general and administrative expenses increased by $4.1 million compared to the corresponding period of fiscal year 2015, and selling, general and administrative expenses were 30.3% of net sales in the first quarter of fiscal year 2016 compared to 30.1% of net sales in the corresponding period of fiscal year 2015.

Interest Expense. Interest expense increased by $0.1 million, or 3.7%, to $3.6 million in the 13 weeks ended April 30, 2016 from $3.5 million for the corresponding period of fiscal year 2015. Interest expense increased primary as a result of a $0.2 million prepayment penalty paid in connection with our approximately $12.0 million voluntary prepayment on our term loan in the first quarter of fiscal year 2016.

Income Taxes. We recorded an income tax benefit of $1.5 million for the 13 weeks ended April 30, 2016 compared to an income tax benefit of $0.9 million for the corresponding period of fiscal year 2015. The income tax benefit was higher in fiscal year 2016 primarily due to two discrete items that were recognized in the first quarter of fiscal year 2016. We recognized $0.6 million in federal and state tax credits from prior years that we identified during this quarter. As a result of the impact of similar future tax credits, our estimated annual effective tax rate decreased to 38.2% for the 13 weeks ended April 30, 2016 from 38.5% for the 13 weeks ended May 2, 2015. In addition, with the adoption of ASU 2016-09 (see “Significant Accounting Policies” in Note 2 to our condensed consolidated financial statements), additional tax benefits of $0.5 million related to vesting of restricted stock units was recorded during the 13 weeks ended April 30, 2016. We expect that there will be volatility in income tax expense due to the timing and recognition of income tax benefits or shortfalls related to the vesting of restricted stock units in future periods.

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

For the 13 weeks ended April 30, 2016, we incurred approximately $8.7 million in capital expenditures. We expect total capital expenditures between $35.0 million and $40.0 million for fiscal year 2016. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
	(in thousands)
Cash flows from operating activities	$(15,646)	$(2,921)
Cash flows from investing activities	(8,720)	(8,869)
Cash flows from financing activities	24,661	12,045
Cash and cash equivalents at end of period	2,404	2,006

Net cash used in operating activities was $15.6 million for the 13 weeks ended April 30, 2016, compared to net cash used in operations of $2.9 million for the corresponding period of fiscal year 2015, a change of approximately $12.7 million. Our cash flows from operating activities decreased primarily due to unfavorable changes in accounts payable, inventory, and income taxes receivable and payable of $13.6 million, $2.4 million, and $1.9 million, respectively. These changes were partially offset by favorable changes in deferred rent, prepaid expenses, and depreciation and amortization of $1.8 million, $1.1 million, and $0.5 million, respectively, and higher net income of $1.7 million.

Net cash used in investing activities was $8.7 million for the 13 weeks ended April 30, 2016 compared to $8.9 million for the corresponding period of fiscal year 2015. The change in our cash flows from investing activities is primarily a result of the timing of our new store openings in the first quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015.

Net cash provided by financing activities was $24.7 million for the 13 weeks ended April 30, 2016, compared to $12.0 million for the corresponding period of fiscal year 2015. The increase in net cash provided by financing activities was primarily due to higher net borrowings on the line of credit of $27.7 million and an increase in the book overdraft of $5.0 million in fiscal year 2016 compared to the corresponding period of fiscal year 2015. Net borrowings on the line of credit increased during the first quarter of 2016 primarily due to borrowing under the line of credit in order to make the voluntary and mandatory prepayments on our term loan. This increase was partially offset by higher payments on our term loan of $19.7 million in fiscal year 2016 compared to the corresponding period of fiscal year 2015. During the first quarter of 2016, we made payments of $20.1 million on our term loan, which consisted of mandatory and voluntary prepayments.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of April 30, 2016, $49.6 million was available for borrowing and $63.3 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

Each of the subsidiaries of Holdings is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by Holdings. All of our obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of our subsidiaries, including a pledge of all capital stock of each of our subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, the credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box for the collection of all receipts.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.00% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of April 30, 2016 was 1.96%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of April 30, 2016, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of April 30, 2016, there was $137.9 million outstanding under the term loan.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of April 30, 2016, we were in compliance with all covenants under the term loan.

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

Other than the early adoption of ASU 2015-03, ASU 2015-15, ASU 2015-17, and ASU 2016-09 as described in “Significant Accounting Policies” section in Note 2 to our condensed consolidated financial statements, there have been no significant changes to our critical accounting policies as described in our Fiscal 2015 Form 10-K.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments made on April 29, 2016 as well as a mandatory prepayment and voluntary prepayments on our term loan made on April 1, 2016, the total payments to be made with respect to our long-term debt obligations was reduced from $210.3 million as of January 30, 2016 to $183.3 million as of April 30, 2016, of which approximately $8.8 million is payable during the remainder of fiscal year 2016. All other changes to our contractual obligations during the 13 weeks ended April 30, 2016 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, pre-opening expenses, secondary offering expenses, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures.

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

The following table presents a reconciliation of net income (loss), the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended April 30, 2016 and May 2, 2015.

	Thirteen Weeks Ended
	April 30,	May 2,
	2016	2015
	(dollars in thousands)
Net income (loss)	$311	$(1,360)
Interest expense	3,588	3,460
Income tax benefit	(1,543)	(852)
Depreciation and amortization	3,132	2,622
Stock-based compensation expense (1)	625	597
Pre-opening expenses (2)	1,189	927
Secondary offering expenses (3)	143	—
Adjusted EBITDA	$7,445	$5,394

Adjusted EBITDA margin	4.9%	3.9%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”), we can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At April 30, 2016, the weighted average interest rate on our borrowings under our revolving credit facility was 1.96%. Based on a sensitivity analysis at April 30, 2016, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.6 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of April 30, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended April 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarterly period ended April 30, 2016 with respect to our litigation in the Lacey Marketplace action described in Part I, Item 3 of our Fiscal 2015 Form 10-K. See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

We are also subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the likelihood of a loss for any of these matters individually or in the aggregate is probable or reasonably estimable such that they will have a material adverse effect on our business, results of operations or financial condition.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2015 Form 10-K.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.
Date: May 25, 2016	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)
Date: May 25, 2016	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)