Form 10-Q
period 2016-10-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2016-11-18
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2016

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

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 18, 2016, the registrant had 42,245,099 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended October 29, 2016 and October 31, 2015 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2016 and the third quarter of fiscal year 2015, respectively. Fiscal year 2015 contained 52 weeks of operations ended January 30, 2016. Fiscal year 2016 will contain 52 weeks of operations and will end on January 28, 2017.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	October 29,	January 30,
	2016	2016
Assets
Current assets:
Cash and cash equivalents	$2,691	$2,109
Accounts receivable, net	469	469
Merchandise inventories	304,044	217,794
Deferred income taxes, current	—	3,001
Prepaid expenses and other	4,725	9,337
Total current assets	311,929	232,710
Property and equipment, net	83,446	62,432
Deferred income taxes, noncurrent	4,902	2,263
Definite lived intangibles, net	2,569	3,923
Total assets	$402,846	$301,328

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$71,408	$46,698
Accrued expenses	54,168	42,480
Income taxes payable	1,276	1,779
Revolving line of credit	85,313	25,263
Current portion of long-term debt, net of discount and debt issuance costs	983	8,683
Current portion of deferred rent	3,291	3,018
Total current liabilities	216,439	127,921
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	133,970	146,333
Deferred rent, noncurrent	33,875	29,133
Total long-term liabilities	167,845	175,466
Total liabilities	384,284	303,387

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,245 and 42,004 shares issued and outstanding, respectively	422	420
Additional paid-in capital	79,249	77,757
Accumulated deficit	(61,109)	(80,236)
Total stockholders' equity (deficit)	18,562	(2,059)
Total liabilities and stockholders' equity (deficit)	$402,846	$301,328

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net sales	$217,161	$192,122	$558,580	$498,215
Cost of goods sold	142,896	125,557	369,658	330,497
Gross profit	74,265	66,565	188,922	167,718

Selling, general, and administrative expenses	53,719	47,396	149,348	130,515
Income from operations	20,546	19,169	39,574	37,203
Interest expense	(3,402)	(3,659)	(10,132)	(10,567)
Income before income taxes	17,144	15,510	29,442	26,636
Income tax expense	6,630	5,969	10,313	10,255
Net income	$10,514	$9,541	$19,129	$16,381
Earnings per share:
Basic	$0.25	$0.23	$0.45	$0.39
Diluted	$0.25	$0.23	$0.45	$0.39
Weighted average shares outstanding:
Basic	42,245	42,004	42,165	41,953
Diluted	42,558	42,362	42,465	42,286

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 31,
	2016	2015
Cash flows from operating activities:
Net income	$19,129	$16,381
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	8,808	7,210
Amortization of discount on debt and deferred financing fees	932	552
Amortization of definite lived intangible	1,354	1,354
Net increase in deferred rent	5,015	1,413
Deferred income taxes	362	1,725
Excess tax benefits from stock-based compensation arrangements	(449)	(283)
Stock-based compensation	2,463	1,671
Change in operating assets and liabilities:
Accounts receivable, net	—	32
Merchandise inventories	(86,250)	(67,973)
Prepaid expenses and other	4,492	1,656
Accounts payable	24,709	33,408
Accrued expenses	4,346	(1,029)
Income taxes payable	(54)	7,739
Net cash (used in) provided by operating activities	(15,143)	3,856
Cash flows from investing activities:
Purchase of property and equipment	(30,757)	(29,820)
Proceeds from sale-leaseback transactions	2,741	7,764
Net cash used in investing activities	(28,016)	(22,056)
Cash flows from financing activities:
Net borrowings on line of credit	60,050	7,777
Increase in book overdraft	5,535	12,566
Issuance of common stock per employee stock purchase plan	258	—
Excess tax benefits from stock-based compensation arrangements	—	283
Payment of withholdings on restricted stock units	(1,228)	(1,036)
Principal payments on long-term debt	(20,874)	(1,200)
Net cash provided by financing activities	43,741	18,390
Net change in cash and cash equivalents	582	190
Cash and cash equivalents at beginning of period	2,109	1,751
Cash and cash equivalents at end of period	$2,691	$1,941

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$8,863	$9,438
Income taxes	10,664	797

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accrued expenses	$1,807	$755

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 29, 2016, the Company operated 75 stores in 20 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 30, 2016 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 29, 2016 are not necessarily indicative of the results to be obtained for the year ending January 28, 2017. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2016 filed with the SEC on March 24, 2016 (the “Fiscal 2015 Form 10-K”).

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

The following table provides a reconciliation of the revision for the 13 weeks and 39 weeks ended October 31, 2015 as reported in the condensed consolidated statement of operations included in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2015, which was filed with the SEC on November 20, 2015:

	As Previously
For the thirteen weeks ended October 31, 2015	Reported	Revision	As Revised
Net sales	$199,704	$(7,582)	$192,122
Cost of goods sold	133,139	(7,582)	125,557
Gross profit	66,565	—	66,565

	As Previously
For the thirty-nine weeks ended October 31, 2015	Reported	Revision	As Revised
Net sales	$517,182	$ (18,967)	$ 498,215
Cost of goods sold	349,464	(18,967)	330,497
Gross profit	167,718	—	167,718

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

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal third quarters ended October 29, 2016 and October 31, 2015 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2016 and third quarter of fiscal year 2015, respectively. Fiscal year 2015 contained 52 weeks of operations ended January 30, 2016. Fiscal year 2016 will contain 52 weeks of operations and will end on January 28, 2017.

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

Comprehensive Income

The Company has no components of net income that would require classification as other comprehensive income for the 13 and 39 week periods ended October 29, 2016 and October 31, 2015.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting these standard updates, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of these standard updates and has not yet selected a transition method nor have they determined what impact the adoption of these standard updates will have on the Company's financial position or results of operations.

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

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including whether to elect the practical expedients outlined in the new standard.

Recognition of Breakage for Certain Prepaid Stored-Value Products

In March 2016, the FASB issued ASU 2016-04, “Recognition of Breakage for Certain Prepaid Stored-Value Products” (“ASU 2016-04”). ASU 2016-04 entitles a company to derecognize amounts related to expected breakage in proportion to the pattern of rights expected to be exercised by the product holder to the extent that it is probable a significant reversal of the recognized breakage amount will not subsequently occur. ASU 2016-04 is effective for reporting periods beginning after December 15, 2017 and is to be applied retrospectively. Early adoption is permitted. Management believes ASU 2016-02 will have no impact on the Company’s consolidated financial statements.

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The update amends the guidance in Accounting Standard Codification 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practices related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years.

Early adoption is permitted. Management has determined this will have no impact on the Company’s consolidated financial statements.

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

(4) Property and Equipment

Property and equipment as of October 29, 2016 and January 30, 2016 were as follows:

	October 29,	January 30,
	2016	2016
Furniture, fixtures, and equipment	$51,467	$41,833
Leasehold improvements	60,689	45,179
Construction in progress	10,273	5,593
Total property and equipment, gross	122,429	92,605
Less accumulated depreciation and amortization	(38,983)	(30,173)
Total property and equipment, net	$83,446	$62,432

(5) Accrued Expenses

Accrued expenses consisted of the following as of October 29, 2016 and January 30, 2016:

	October 29,	January 30,
	2016	2016
Book overdraft	$12,717	$7,182
Unearned revenue	14,622	14,787
Accrued payroll and related expenses	10,530	8,573
Sales and use tax payable	5,311	2,998
Accrued construction costs	1,807	1,094
Other	9,181	7,846
	$54,168	$42,480

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) that provides for borrowings in the aggregate amount of up to $135,000, subject to a borrowing base calculation.

As of October 29, 2016 and January 30, 2016, the Company had $94,868 and $31,202, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $9,555 and $5,939 as of

October 29, 2016 and January 30, 2016, respectively. As of October 29, 2016, the Company had stand-by commercial letters of credit of $1,200 under the terms of the Revolving Line of Credit.

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

As of October 29, 2016 and January 30, 2016, the Revolving Line of Credit had $335 and $455, respectively in outstanding deferred financing fees. During the 13 weeks and 39 weeks ended October 29, 2016, the Company recognized $40 and $120 respectively, of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks and 39 weeks ended October 31, 2015, the Company recognized $32 and $96, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

(7) Long-Term Debt

Long-term debt consisted of the following as of October 29, 2016 and January 30, 2016:

	October 29,	January 30,
	2016	2016
Term loan	$137,127	$158,000
Less discount	(920)	(1,288)
Less debt issuance costs	(1,254)	(1,696)
	134,953	155,016
Less current portion, net of discount and debt issuance costs	(983)	(8,683)
Long-term portion	$133,970	$146,333

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of October 29, 2016 and January 30, 2016, the Term Loan had an outstanding balance of $137,127 and $158,000, respectively. The outstanding amounts as of October 29, 2016 and January 30, 2016 are offset on the consolidated balance sheets by an unamortized discount of $920 and $1,288, respectively, and debt issuance costs of $1,254 and $1,696, respectively.

During the 13 weeks and 39 weeks ended October 29, 2016, the Company recognized $74 and $369, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks and 39 weeks ended October 29, 2016, the Company recognized $268 and $442, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 weeks and 39 weeks ended October 31, 2015, the Company recognized $67 and $200, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks and 39 weeks ended October 31, 2015, the Company recognized $122 and $368, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

During the 13 weeks ended October 29, 2016, the Company made a required quarterly payment on the Term Loan of $400.

During the 39 weeks ended October 29, 2016, the Company made a mandatory prepayment of $7,674 on the Term Loan and a voluntary prepayment of $12,000 on the Term Loan in addition to the required payments totaling $1,200. As a result of the voluntary prepayment, the Company incurred a prepayment penalty of $150.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 29, 2016, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax expense of $6,630 and $5,969 in the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. The Company recognized income tax expense of $10,313 and $10,255 in the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. Before discrete items, the 2016 estimated annual effective tax rate is expected to be 38.6%, which is comparable to 38.5% for the full year 2015.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net income	$10,514	$9,541	$19,129	$16,381
Weighted-average shares of common stock outstanding:
Basic	42,245	42,004	42,165	41,953
Dilutive effect of common stock equivalents	313	358	300	333
Diluted	42,558	42,362	42,465	42,286
Basic earnings per share	$0.25	$0.23	$0.45	$0.39
Diluted earnings per share	$0.25	$0.23	$0.45	$0.39

Restricted stock units considered anti-dilutive and excluded in the calculation	—	—	—	—

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended October 29, 2016 and October 31, 2015, the Company recognized total stock-based compensation expense of $905 and $594, respectively. During these same periods, the Company recognized a net tax benefit related to stock-based compensation expense of $349 and $229, respectively. During the 39 weeks ended October 29, 2016 and October 31, 2015, the Company recognized total stock-based compensation expense of $2,463 and $1,671, respectively. During these same periods, the Company recognized a net tax benefit related to stock-based compensation expense of $951 and $643, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated Statements of Income.

Employee Stock Plans

As of October 29, 2016, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,148. As of October 29, 2016, there were 629 awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. As of October 29, 2016, approximately 34 shares of common stock have been issued under the ESPP. These shares were issued at discounted price of $6.85 per share.

Nonvested Restricted Stock Awards

During the 13 weeks ended October 29, 2016, the Company did not issue any nonvested restricted stock awards to employees. During the 39 weeks ended October 29, 2016, the Company issued 162 nonvested restricted stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested stock awards issued to employees vest over three years, with one third vesting  on each grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	162	11.25
Forfeitures	—	—
Vested	—	—
Balance at October 29, 2016	162	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended October 29, 2016, the Company did not issue any nonvested performance-based stock awards to employees. During the 39 weeks ended October 29, 2016, the Company issued 159 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued is contingent on management achieving a fiscal year 2016 performance target for same store sales and return on invested capital for new stores. If minimum threshold performance targets are not achieved, no shares will be vested. The maximum number of shares subject to the award is 159 as reported above, and the "target" number of shares subject to the award is 106, which is two-thirds of the maximum number. Following the end of the performance period (fiscal year 2016), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares represent management’s estimate of the most likely outcome of the performance conditions to be achieved for the performance period. If management’s assessment of the most likely outcome of the levels of performance conditions to be achieved changes, the number of issued shares will be revised accordingly.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	159	11.25
Forfeitures	—	—
Vested	—	—
Balance at October 29, 2016	159	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended October 29, 2016, the Company did not issue any nonvested stock unit awards.  During the 39 weeks ended October 29, 2016, the Company issued 29 nonvested  stock units to independent members of the Board of Directors at a value of $9.81 per share. These nonvested stock units vest over 12 months with one twelfth vesting each month from the grant date.

During the 13 weeks ended October 31, 2015, the Company issued 24 nonvested stock units to independent members of the Board of Directors at a value of $11.70 per share. These nonvested stock units vest over 12 months with one twelfth vesting each month from the grant date. During the 39 weeks ended October 31, 2015, the Company issued 28 nonvested stock units to employees or independent members of the Board of Directors at an average value of $11.28 per share. The nonvested stock units issued to employees vest over four years with one fourth vesting on each grant date anniversary. The nonvested stock units issued to independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date.

The Company had no net share settlements in the 13 weeks and 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	599	$7.15
Grants	29	9.81
Forfeitures	5	7.05
Vested	313	7.32
Balance at October 29, 2016	310	$7.23

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2015	888	$7.06
Grants	28	11.28
Forfeitures	4	7.06
Vested	302	7.18
Balance at October 31, 2015	610	$7.19

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $11,312 and $10,357 for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. Rent expense under these leases totaled $32,847 and $29,981 for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial assessed $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling setting aside the jury verdict, to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in favor of the Company, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the fiscal year ended January 30, 2016. The reversal of the $4,000 accrual was recorded in selling, general, and administrative expenses during the 13 weeks ended August 1, 2015.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 75 stores in 20 states, totaling approximately 3.2 million gross square feet. During fiscal year 2016 to date, we have increased our gross square footage by 13.1% through the opening of eleven stores in the following locations:

•	Slidell, Louisiana on February 27, 2016;
•	South Jordan, Utah on March 19, 2016;
•	Rohnert Park, California on April 2, 2016;
•	Juneau, Alaska on June 18, 2016;
•	Prescott, Arizona on July 16, 2016;
•	Roseburg, Oregon on July 23, 2016;
•	Las Cruces, New Mexico on August 6, 2016; and
•	Gillette, Wyoming on August 13, 2016
•	Rock Springs, Wyoming on August 27, 2016
•	Avondale, Arizona on September 15, 2016
•	Fairfield, California on September 15, 2016

Individual stores are aggregated into one operating and reportable segment.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general, and administrative expenses, income from operations and Adjusted EBITDA.

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

Our prior period amounts of net sales have been revised to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. See Note 2 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for a description of these items and a reconciliation of the revision for the 13 weeks and 39 weeks ended October 31, 2015 as reported in the condensed consolidated statement of operations included in the Company’s Quarterly Report on Form 10-Q for the third quarter of fiscal year 2015, which was filed with the SEC on November 20, 2015.

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

Opening new stores is also an important part of our growth strategy. As of the date of this filing, since the beginning of fiscal year 2010, we have opened 40 stores, including the eleven new stores we have opened in fiscal year 2016. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under our Sportsman’s Warehouse banner.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 29 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 13.5% and an average ROIC of 81.7% excluding initial inventory cost (and 30.1% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Selling, General, and Administrative Expenses

We closely manage our selling, general, and administrative expenses. Our selling, general, and administrative expenses are comprised of payroll, rent and occupancy, depreciation and amortization, acquisition expenses, pre-opening expenses and other operating expenses, including share-based compensation expense and litigation accrual. Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

Our selling, general, and administrative expenses are primarily influenced by the volume of net sales of our locations, except for our corporate payroll, rent and occupancy and depreciation and amortization, which are generally fixed in nature. We control our selling, general, and administrative expenses through a budgeting and reporting process that allows our personnel to adjust our expenses as trends in net sales activity are identified.

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth.

Income from Operations

Income from operations is gross profit less selling, general, and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general, and administrative expenses.

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

Results of Operations

All financial results and other information set forth below reflect revisions made to net sales and cost of goods sold to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. We historically presented our sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. The revenue from these transactions have been revised to be presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision had no impact on gross profit, net income or earnings per share.  See Note 2 to the notes to our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for the impact of the revisions on our financial statements for the prior periods.

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.8	65.4	66.2	66.3
Gross profit	34.2	34.6	33.8	33.7
Selling, general and administrative expenses	24.7	24.7	26.7	26.2
Income from operations	9.5	9.9	7.1	7.5
Interest expense	1.5	1.8	1.8	2.1
Income before income taxes	8.0	8.1	5.3	5.4
Income tax expense	3.1	3.1	1.8	2.1
Net income	4.9%	5.0%	3.5%	3.3%
Adjusted EBITDA	12.0%	12.6%	10.0%	9.4%

The following table shows our sales during the periods presented by department (prior year numbers have been revised):

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 28,	October 31,	October 28,	October 31,
Department	Product Offerings	2016	2015	2016	2015
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.6%	14.9%	15.7%	16.0%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.6%	9.5%	7.6%	8.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.0%	8.1%	11.5%	11.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.9%	7.1%	6.7%	7.0%

Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	50.7%	49.4%	50.0%	48.2%
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	10.6%	11.3%	8.8%	9.4%
Other	License and BCI revenue, net of revenue discounts	-0.5%	-0.4%	-0.3%	-0.3%
Total		100.0%	100.0%	100.0%	100.0%

13 Weeks Ended October 29, 2016 Compared to 13 Weeks Ended October 31, 2015

Net Sales. Net sales increased by $25.1 million, or 13.0%, to $217.2 million in the 13 weeks ended October 29, 2016 compared to $192.1 million in the corresponding period of fiscal year 2015. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in fiscal year 2016 in the 13 weeks ended October 29, 2016 contributed $19.5 million to this increase.  Stores that were opened in fiscal year 2015 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $1.2 million of this increase. These increases were supplemented by an increase in same store sales for the period of 2.1% compared to the corresponding period of fiscal year 2015.

Each of our departments recognized an increase in net sales in the third quarter of fiscal year 2016 compared to the third quarter of fiscal year 2015. Specifically, our hunting and shooting, fishing, footwear, clothing, camping and optics, electronics and accessories departments increased $15.0 million,  $1.7 million,  $1.4 million,  $2.6 million, $2.8 million and $1.2 million, respectively, during the third quarter of fiscal year 2016 compared to the corresponding period of fiscal year 2015.

With respect to same store sales, during the 13 weeks ended October 29, 2016, our hunting and shooting, clothing, footwear, and fishing departments had increases of 5.0%, 5.2%, 2.4%, and 1.8%, respectively, compared to the corresponding period of fiscal year 2015. Within hunting and shooting, firearms and ammunition increased by 10.4% and 7.4%, respectively, during the 13 weeks ended October 29, 2016 compared to the corresponding period of fiscal year 2015. We experienced an increased demand for firearms and ammunition due in part to the public perception during this period that federal or state legislation might be enacted with the pending change in presidency that would potentially make it more difficult to purchase certain firearms and ammunition, as well as increased demand relating to the fall hunting season. These increases were partially offset by decreases in our optics, electronics, and accessories, and camping departments of 3.8%, and 0.3%, respectively. As of October 29, 2016, we had 64 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.4 million, or 21.7%, to $2.2 million in the 13 weeks ended October 29, 2016 compared to $1.8 million in the corresponding period of fiscal year 2015.

Gross Profit. Gross profit increased by $7.7 million, or 11.6%, to $74.3 million for the 13 weeks ended October 29, 2016 from $66.6 million for the corresponding period of fiscal year 2015. As a percentage of net sales, gross profit decreased by 40 basis points to 34.2% for the 13 weeks ended October 29, 2016 from 34.6% in the corresponding period of fiscal year 2015. The decrease in gross margin was due to the increase in sales of lower margin products, primarily firearms and ammunition.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $6.3 million, or 13.3%, to $53.7 million for the 13 weeks ended October 29, 2016 from $47.4 million for the corresponding period of fiscal year 2015. As a percentage of net sales, selling, general, and administrative expenses remained the same at 24.7% of net sales in the third quarter of fiscal year 2016 and 2015. The dollar increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, depreciation and amortization, other operating expenses, and pre-opening expenses of $3.5 million, $0.9 million, $0.7 million, $0.8 million, and $0.4 million, respectively.

Interest Expense. Interest expense decreased by $0.3 million, or 7.0%, to $3.4 million in the 13 weeks ended October 29, 2016 from $3.7 million for the corresponding period of fiscal year 2015. Interest expense decreased primarily as a result of $19.7 million in prepayments on our term loan during the first quarter of fiscal year 2016. These prepayments shifted a balance of $19.7 million from our term loan to our line of credit, which has a lower interest rate than the term loan.

Income Taxes. We recognized income tax expense of $6.6 million and $6.0 million in the 13 weeks ended October 29, 2016 and October 31, 2015, respectively. Before discrete items, the 2016 estimated annual effective tax rate is expected to be 38.6%, which is comparable to 38.5% for the full year 2015.

39 Weeks Ended October 29, 2016 Compared to 39 Weeks Ended October 31, 2015

Net Sales. Net sales increased by $60.4 million, or 12.1%, to $558.6 million in the 39 weeks ended October 29, 2016 compared to $498.2 million in the corresponding period of fiscal year 2015. Net sales increased primarily due to sales from our new store openings that have been open for less than 12 months and were, therefore, not included in our same store sales. Stores that were opened in fiscal year 2016 contributed $31.8 million. Stores that were opened in fiscal year 2015 and have been open for less than 12 months contributed $22.2 million. These increases were supplemented by an increase in same store sales for the period of 1.1% compared to the corresponding period of fiscal year 2015.

Each of our departments recognized an increase in net sales in the first three quarters of fiscal year 2016 compared to the first three quarters of fiscal year 2015. Specifically, we experienced increased sales for products in our hunting and shooting, fishing, camping, footwear, clothing and optics, electronics and accessories departments, which increased $38.7 million, $6.8 million, $7.3 million, $2.4 million, $2.3 million and $1.8 million, respectively, during the first three quarters of fiscal year 2016 compared to the corresponding period of fiscal year 2015.

With respect to same store sales, during the 39 weeks ended October 29, 2016, the hunting and shooting and fishing departments had increases of 4.3% and 1.8%, respectively. Within hunting and shooting, firearms and ammunition increased by 12.8% and 4.3%, respectively, during the 39 weeks ended October 29, 2016 compared to the corresponding period of fiscal year 2015. We experienced an increased demand for firearms and ammunition due in part to the public perception during this period that federal or state legislation might be enacted with the pending change in presidency that would potentially make it more difficult to purchase certain firearms and ammunition. These increase were partially offset by decreases in the clothing, optics, electronics and accessories, footwear, and camping departments of 3.0%, 5.7%, 1.2%, and 0.9%, respectively, compared to the corresponding period of fiscal year 2015. As of October 29, 2016, we had 64 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.8 million, or 17.5%, to $5.5 million in the 39 weeks ended October 29, 2016 compared to $4.6 million in the corresponding period of fiscal year 2015.

Gross Profit. Gross profit increased by $21.2 million, or 12.6%, to $188.9 million for the 39 weeks ended October 29, 2016 from $167.7 million for the corresponding period of fiscal year 2015. As a percentage of net sales, gross profit increased by 10 basis points to 33.8% for the 39 weeks ended October 29, 2016 from 33.7% in the corresponding period of fiscal year 2015. The increase in gross profit during the first three quarters of the year was due to increased vendor incentives received when compared to the corresponding period of fiscal year 2015.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $18.8 million, or 14.4%, to $149.3 million for the 39 weeks ended October 29, 2016 from $130.5 million for the corresponding period of fiscal year 2015. Selling, general, and administrative expenses were 26.7% of net sales in the three quarters of fiscal year 2016 and 26.2% of net sales in the corresponding period of fiscal year 2015. In fiscal year 2015, we reversed the $4.0 million accrual related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law.  See Note 11 to our condensed consolidated financial statements. Excluding the litigation accrual reversal, selling, general, and administrative expenses increased by $14.8 million, or 11.3%, to $149.3 million for the 39 weeks ended October 29, 2016 from $134.5 million for the corresponding period of fiscal year 2015. Also excluding the litigation accrual reversal, selling, general, and administrative expenses were 26.8% of net sales in the three quarters of fiscal year 2016 and 27.0% of net sales in the corresponding period of fiscal year 2015. This dollar increase resulted primarily from an increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, depreciation and amortization, other operating expenses, and pre-opening expenses of $8.2 million, $2.9 million, $1.6 million, $5.3 million, and $0.8 million, respectively

Interest Expense. Interest expense decreased by $0.4 million, or 4.1%, to $10.1 million in the 39 weeks ended October 29, 2016 from $10.5 million for the corresponding period of fiscal year 2015. Interest expense decreased primarily as a result of $19.7 million in prepayments on our term loan during the first quarter of fiscal year 2016. These prepayments shifted a balance of $19.7 million from our term loan to our line of credit, which has a lower interest rate than the term loan. This decrease was partially offset by a $0.2 million prepayment penalty incurred in the first quarter of fiscal year 2016.

Income Taxes. We recognized income tax expense of $10.3  million and $10.3 million in the 39 weeks ended October 29, 2016 and October 31, 2015, respectively. Before discrete items, the 2016 estimated annual effective tax rate is expected to be 38.6%, which is comparable to 38.5% for the full year 2015.

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

For the 39 weeks ended October 29, 2016, we incurred approximately $29.8 million in capital expenditures. We expect total capital expenditures between $35.0 million and $40.0 million for fiscal year 2016. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 29,	October 31,
	2016	2015
	(in thousands)
Cash flows from operating activities	$(15,143)	$3,856
Cash flows from investing activities	(28,016)	(22,056)
Cash flows from financing activities	43,741	18,390
Cash and cash equivalents at end of period	2,691	1,941

Net cash used in operating activities was $15.1 million for the 39 weeks ended October 29, 2016, compared to net cash provided by operations of $3.9 million for the corresponding period of fiscal year 2015, a change of approximately

$19.0 million. Our cash flows from operating activities decreased primarily due to inventory purchases relating to the 11 new stores opened in 2016 as well as inventory purchases for the upcoming 2016 holiday season.

Net cash used in investing activities was $28.0 million for the 39 weeks ended October 29, 2016 compared to $22.1 million for the corresponding period of fiscal year 2015. The change in our cash flows from investing activities is primarily a result of opening two additional stores in fiscal year 2016 compared to the number of stores opened in fiscal year 2015.

Net cash provided by financing activities was $43.7 million for the 39 weeks ended October 29, 2016, compared to $18.4 million for the corresponding period of fiscal year 2015. The increase in net cash provided by financing activities was primarily due to higher net borrowings on the line of credit of $60.1 million during the three quarters of fiscal year 2016 compared to the corresponding period of fiscal year 2015. Net borrowings on the line of credit increased during the three quarters of 2016 in order to fund the $19.7 million in prepayments on our term loan during the first quarter of fiscal year 2016 as well as borrowings to fund our working capital needs that are required to meet our growth during the remainder of the period.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of October 29, 2016, $25.4 million was available for borrowing and $85.3 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.00% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of October 29, 2016 was 2.38%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of October 29, 2016, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of October 29, 2016, there was $137.1 million outstanding under the term loan.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of October 29, 2016, we were in compliance with all covenants under the term loan.

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

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments on our term loan made on April 29, 2016, July 29, 2016, and October 28, 2016 as well as a mandatory prepayment and voluntary prepayments on our term loan made on April 1,

2016, the total payments to be made with respect to our long-term debt obligations was reduced from $210.3 million as of January 30, 2016 to $177.5 million as of October 29, 2016, of which approximately $2.9 million is payable during the remainder of fiscal year 2016. However, during the same period, we have increased our net borrowings under our revolving credit facility by $60.0 million from $25.3 million as of January 30, 2016 to $85.3 million as of October 29, 2016. All other changes to our contractual obligations during the 39 weeks weeks ended October 29, 2016 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks and 39 weeks ended October 29, 2016 and October 31, 2015.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
	(dollars in thousands)
Net income	$10,514	$9,541	$19,129	$16,381
Interest expense	3,402	3,659	10,132	10,567
Income tax expense	6,630	5,969	10,313	10,255
Depreciation and amortization	3,696	3,033	10,162	8,564
Stock-based compensation expense (1)	906	594	2,463	1,671
Pre-opening expenses (2)	985	606	3,509	2,697
Secondary offering expenses (3)	—	727	143	727
Litigation accrual (reversal) (4)	—	—	—	(4,000)
Adjusted EBITDA	$26,133	$24,129	$55,851	$46,862

Adjusted EBITDA margin	12.0%	12.6%	10.0%	9.4%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P.

(4)Based on the court’s most recent judgment in our favor regarding the Lacey Marketplace litigation, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the 13 weeks and 39 weeks ended October 31, 2015. See Note 11 to our condensed consolidated financial statements.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At October 29, 2016, the weighted average interest rate on our borrowings under our revolving credit facility was 2.38%. Based on a sensitivity analysis at October 29, 2016, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.9 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of October 29, 2016 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarterly period ended October 29, 2016 with respect to our litigation in the Lacey Marketplace action described in Part I, Item 3 of our Fiscal 2015 Form 10-K. See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: November 18, 2016	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 18, 2016	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)