Form 10-K
period 2017-01-28
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2017-03-24
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2017

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 29, 2016, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The NASDAQ Stock Market on such date, was $325,173,327. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 24, 2017 was 42,269,940.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2017 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2016 fiscal year, are incorporated by reference into Part III of this Report.

ii

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “10-K”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-K are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “potential,” “positioned,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

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



•	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;



•	we operate in a highly fragmented and competitive industry and may face increased competition;



•	we may not be able to anticipate, identify and respond to changes in consumer demands, including regional preferences, in a timely manner;



•	we may not be successful in operating our stores in any existing or new markets into which we expand; and



•	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the demand for our products and our ability to conduct our business.



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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 75 stores across 20 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 15,000 to 65,000 gross square feet, with an average size of approximately 42,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. Based on publicly available information, we believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. Together, these features enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas, or MSAs, with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this in three principal ways:

•

Locally Relevant Merchandise: We carry over 72,000 SKUs on average in each store, out of a pool of approximately 140,000 total SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, taking into account seasonal requirements, regional game and fishing species, geographic diversity, weather patterns and key demographic factors, so that our customers have the right product, at the right time, for the right location.

•

Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions, from big-ticket items to replenishment activity, as well as to meet the wide-ranging needs of customers from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded, “good, better and best” hard goods at everyday low prices, including a broad array of in-stock consumable items. Approximately 36.0% of our unit sales and 20.0% of our dollar sales during fiscal year 2016 were consumable goods, such as ammunition, bait, cleaning supplies, food, lures, propane and reloading supplies. We believe this pairing of product breadth and consumable goods appeals to a broad range of customers and drives both repeat traffic and increased average ticket value.

•

Strong Vendor Relationships: We believe our vendors find our “brand-centric”, high-service store concept to be unique among national specialty outdoor retailers. Our attractive store locations, consistent presentation of merchandise and thorough product training present a compelling opportunity for our vendors to offer their brands to local markets that historically have been served primarily by “mom & pop” retailers. As a result, we believe we are able to negotiate terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through better pricing and enhanced access to certain products that are limited in production.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than our principal competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this by exercising tight control over store-level expenses, real estate costs and corporate overhead. In addition, our growing store base, efficient, localized marketing spend and “no frills” warehouse store layout help us maintain comparatively low operating costs and provide us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.3 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2016, all of our stores that had been open for more than twelve months were profitable and those stores had an average Adjusted EBITDA margin of 13.5%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our principal competitors. Approximately 62% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. We operate 75 stores across 20 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets. Over the longer term, we believe our distinct retail concept has the potential to expand to more than 300 locations throughout the United States based on research conducted for us by Buxton Company, an independent consumer research and analytics firm.

 Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 200 store managers and corporate employees, who have been with us for an average of approximately nine years.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of nine stores per year. We have opened two new stores to date in fiscal year 2017 and currently plan to open an additional ten new stores in the remainder of fiscal year 2017. For the next several years thereafter, we intend to grow our square footage at a rate of greater than 10 percent annually and expect that most of our near-term growth will occur within the Western United States with our growth also focusing on expansion to the eastern United States. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 100 or more stores without significant additional capital investment.

Increasing Same Store Sales Growth. We are committed to increasing same store sales through a number of ongoing and new initiatives, including: addition of the ability to purchase firearms using our website and pick up the firearm in the store, expansion of our clothing offerings and private label program (such as our proprietary Rustic RidgeTM and KillikTM clothing lines), our loyalty program, the implementation of kiosks and mobile point-of-sale in our stores and expansion of our “store-within-a-store” programs with major brands such as Carhartt, Columbia Sportswear and Under Armour. Each of these initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives will drive additional traffic, improve conversion and increase average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our planned expansion of our store base and growth in same store sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM clothing lines, and continuing marketing initiatives in our higher-margin clothing and footwear departments.

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

Our Stores

We operate 75 stores across 20 states as of January 28, 2017. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Wal-Mart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 42,000 gross square feet.

The following table lists the location by state of our 77 stores open as of March 24, 2017:

	Number of Stores		Number of Stores
Utah	9	Nevada	3
Washington	9	New Mexico	3
Oregon	8	Iowa	1
Arizona	7	Kentucky	1
California	7	Louisiana	1
Idaho	6	Mississippi	1
Alaska	5	North Dakota	1
Colorado	5	South Carolina	1
Wyoming	4	Tennessee	1
Montana	3	Virginia	1

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

Members of our real estate team spend considerable time evaluating prospective sites before bringing a proposal to our real estate committee. Our real estate committee, which is comprised of senior management including our Chief Executive Officer, Chief Financial Officer, Vice President of Real Estate, and Senior Vice President of Stores, approves all prospective locations before a lease is signed.

We believe there is a significant opportunity to expand our store base in the United States. Based on research conducted for us by Buxton Company, we believe that we can grow our store base from 77 locations to more than 300 locations in the United States.

We opened eleven new stores in fiscal year 2016. We have opened two new stores to date in fiscal year 2017 and currently plan to open an additional ten new stores in the remainder of fiscal year 2017. For the next several years thereafter, we intend to grow our square footage at a rate of greater than 10 percent annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 30,000 to 50,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.3 million. For the first twelve month period after opening a new store, we target net sales of $8.0 million to $11.0 million, a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period. For the 29 stores opened since 2010 that have been open for a full twelve months, we achieved an average four-wall Adjusted EBITDA margin of 13.5% and an average ROIC of 81.7% excluding initial inventory cost (and 30.1% including initial inventory cost) during the first twelve months of operations. In addition, we achieved an average pre-tax payback period of less than one year (excluding initial inventory cost) and expect to achieve an average pre-tax payback period of approximately 2.5 years (including initial inventory cost).

E-Commerce Platform and Digital Strategy

We believe our website is an extension of our brand and our retail stores. Our website, www.sportsmanswarehouse.com, serves as both a sales channel and a platform for marketing and product education, and allows us to engage more fully with the local outdoor community. Our website features a similar merchandise assortment as offered in our stores as well as certain products found exclusively online. Regulatory restrictions create certain structural barriers to the online sale of approximately 33% of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder. As a result, this portion of our business is currently more protected from online-only retailers, such as Amazon.

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

Our website also features an online version of our Braggin’ Board, which complements our retail store Braggin’ Board forum. In addition, our website features local area content, including fishing reports and event schedules, as well as online educational resources, including tips, advice and links to video demonstrations on our dedicated YouTube channel. In fiscal year 2014, we launched enhanced department and product pages, detailed buyer’s guides, and additional instructional product videos. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill all orders in-house through our distribution center. During fiscal year 2016, our e-commerce platform generated total sales of $9.3 million, or 1.2% of our total sales. Over the same period, our website received greater than 17.0 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our principal competitors. We employ a “good, better, and best” merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, lures, propane and reloading supplies.  During fiscal year 2016, sales of consumable goods accounted for approximately 36.0% of our unit sales and 20.0% of our dollar sales. We believe the sale of consumables and replenishment items drives repeat traffic, with approximately 67% of our customers visiting our stores seven or more times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost River and Sportsman’s Warehouse brands. These products are designed and priced to complement our branded assortment, by offering our customers a quality alternative at all price points. We believe the clothing, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we introduced our proprietary Rustic RidgeTM and KillikTM clothing lines. During fiscal year 2016, private label offerings accounted for approximately 4.0% of our total sales, compared to more than 20% for many of our sporting goods retail peers. We believe our private label products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

Products

Our stores are organized into six departments. The table below summarizes the key product lines and brands by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics -e.g., binoculars and two-way radios

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

Hunting and shooting has historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise but often have lower margins. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Although clothing sales decreased as a percentage of total sales during fiscal year 2016, overall clothing sales have grown as we have introduced new brands and styles, including our selections for women and children. We view clothing sales as an important opportunity, given this department’s high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
Department	2017	2016	2015
Camping	14.6%	14.6%	13.9%
Clothing	8.7%	8.9%	9.8%
Fishing	10.0%	9.9%	9.8%
Footwear	7.1%	7.3%	7.7%
Hunting and Shooting	50.9%	50.2%	49.4%
Optics, Electronics and Accessories (Giftbar)	9.0%	9.6%	9.8%
Other	(0.3%)	(0.5%)	(0.4%)
Total	100.0%	100.0%	100.0%

Camping. Camping represented approximately 14.6% of our net sales during fiscal year 2016. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of tents and shelters for both multi-day back country use and weekend outings, sleeping bags for the most extreme conditions as well as the summer overnight trip, backpacks and backpacking gear, including camouflaged styles for hunting, generators for home and camp use, cooking and food preparation equipment, including stoves and extended-use coolers, as well as dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational family camping equipment, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Camp Chef, Coleman, Honda, Teton Sports, and Yeti Coolers.

Clothing. Clothing represented approximately 8.7% of our net sales during fiscal year 2016 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our clothing department, such as Carhartt, Columbia, Kings Mountain Shadow, Sitka, and Under Armour. We also intend to grow our proprietary clothing lines, Rustic RidgeTM and KillikTM. Our clothing selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We furthermore complement our technical clothing with an assortment of casual clothing that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Fishing . Fishing represented approximately 10.0% of our net sales during fiscal year 2016 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear . Footwear represented approximately 7.1% of our net sales during fiscal year 2016 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with clothing, our footwear selection offers a variety of technical performance capabilities, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing, and Under Armour.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 50.9% of our net sales during fiscal year 2016. Products such as ammunition, cleaning supplies, firearms and reloading selections are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. A backroom shop staffed with technicians allows us to support our hunting assortments for the benefit of the hunter, shooter, and archery enthusiast.

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

Optics, Electronics and Accessories. Our optics, electronics and accessories department represented approximately 9.0% of our net sales during fiscal year 2016. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting and other knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leica, Nikon, Swarovski Optik and Vortex Optics.

Other. Our other department represented approximately (0.3)% of our net sales during fiscal year 2016 and includes hunting and fishing licenses and background check revenue, net of revenue discounts. See Note 2 to our Consolidated Financial Statements for a discussion how, in fiscal year 2016, we changed the way revenue from state fish and game licenses, duck stamps, and state government-mandated firearm backgroud checks is recorded (Gross vs. Net).

Loyalty Programs

We launched a loyalty program in the fall of 2013, through which our consumers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted through all channels for both purchases and the use of redemption cards. As of January 28, 2017, we had approximately 1.2 million participants in our loyalty program.

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

In addition, we offer our customers the multi-use Sportsman’s Warehouse Rewards VISA Platinum credit card issued by US Bank. US Bank extends credit directly to cardholders and provides all servicing for the credit card accounts, funds the rewards and bears all credit and fraud losses. This card allows customers to earn points whenever and wherever they use their card. Customers may redeem earned points for products and services just as they would redeem loyalty card points.

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2016, we purchased merchandise from approximately 1,500 vendors with no vendor accounting for more than approximately 6% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We distribute all of our merchandise from our efficient 507,000 square foot distribution center in Salt Lake City, Utah. We opened this facility in July 2013, more than doubling the available space from our prior facility, in order to accommodate our growing store base and e-commerce platform. The distribution center supports replenishment for all 75 stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use preferred carriers for replenishment of our retail stores. We ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of 435 employees at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth for 100 or more stores. We use the HighJump warehouse management system, or WMS, to manage all activities. The system is highly adaptable and can be easily changed to accommodate new business requirements. For example, our WMS enabled us to support full omni channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have developed customized Radio Frequency and Voice Directed processes to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain in inventory slow moving but necessary items. This balance allows us to stock the right products at the necessary locations, all at the right time and in the correct quantity.

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

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, seasonal use of local and national television ads and a variety of out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including sponsoring the, Angler’s Channel, Fishful Thinking, Hooked on Utah and Eastman’s Hunting TV.  Our total marketing expenses for fiscal year 2016 were approximately $9.4 million, excluding co-op reimbursement of $1.9 million.

The second prong of our marketing effort is the time and resources devoted to fostering grass roots relationships in the local community. Each Sportsman’s Warehouse store employs a variety of outreach tools to build local awareness. One key component to a successful store is hosting events throughout the year, targeting a variety of end user customer profiles (such as hunters, campers, anglers, women and children). In total, our store base hosts or facilitates approximately 3,000 in-store and offsite seminars and events per year, such as “ladies night,” Eastman’s Deer Tour, Waterfowl Weekend, Conservation Days contest and Bucks & Bulls. We are also active in supporting a variety of conservation groups, such as Ducks Unlimited, Rocky Mountain Elk Foundation, Mule Deer Foundation and the National Wild Turkey Federation, both at the corporate level and through store employee local memberships and participation. Company representatives attend more than 600 events annually in the aggregate, both to provide support for these organizations and to solidify ties between their members and the Sportsman’s brand. Furthermore, we believe that the Sportsman’s News newspaper, offered in-store, provides a unique point of contact with our customers by offering outdoor stories, product reviews, how-to articles and new product introductions to keep all of our customers up to date on the latest trends and technology. Finally, such grass roots campaigns enable us to reduce our initial marketing spend in connection with new store openings. We believe that these initiatives are highly cost-effective tools to create brand awareness and engender a loyal community of local customers, as well as a key differentiator versus other national retailers.

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

Our employees are often outdoor enthusiasts themselves, participating in outdoor activities alongside our customers in the local community. Our employees spend a portion of their gross wages in-store, underscoring their passion for both our company and the outdoor lifestyle. We believe our level of employee store patronage is unique among our competitors in this industry and enhances our differentiated shopping experience.

One of our unique assets is a specially designed training room located at our headquarters. Our training room is used frequently for firm-wide training programs and by vendors to stage training demonstrations for new products. Training room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is especially interactive, permitting vendor representatives to present a uniform message simultaneously to all employees, while allowing managers and sales staff in individual stores to ask questions of the vendors and provide real-time feedback on products. This system decreases the vendor’s promotion and education costs and provides more meaningful training to our employees. Training room sessions are particularly important for technical products, especially those with numerous features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs. Given its utility as a cost-effective sales tool, our training room is reserved well in advance by vendors. Our training program has been a critical factor in increasing conversion, which has led to average ticket growth of approximately 10% since the end of fiscal year 2010.

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

We have implemented what we believe to be best-of-class software for all of our major business critical systems. Key operating systems include Oracle Applications for ERP, Oracle Commerce for our e-commerce channel, Salesforce’s (formally Tomax’s) Retail.net and JPOS for in-store functionality and HighJump for WMS. Our physical infrastructure is also built on products from best-in-class vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are scalable to support our growth.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on reports by the National Sporting Goods Association, or NSGA, and other industry sources, that U.S. outdoor activities and sporting goods retail sales totaled over $60 billion in 2015. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, clothing and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

A 2015 NSGA report indicated that, from 2013 to 2015, there was a 4% increase in hunting with firearms participation, a 4% increase in target shooting (live ammunition) participation,  and a 5% increase in fishing (fresh water) participation. From 2011 to 2015 the report indicated a 12% increase in female participation in target shooing (live ammo), and an 25% increase in female participation in hunting with firearms in the United States.

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

Competition

We believe that the principal competitive factors in our industry are breadth and depth of product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. A few of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible box size, combined with our low-cost, high-service model, also allows us to enter into and serve smaller markets that our larger competitors cannot penetrate as effectively. Finally, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise approximately 33% of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, create a structural barrier to competition from many online retailers, such as Amazon.

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

Over the past decade, specialty retailers, such as us, have gained market share of equipment sales at the expense of mass merchants, discount stores and independent retailers, or “mom & pop” shops, which we believe comprise approximately 65% of the market. In addition, while there are over 80,000 Type 01 Federal Firearms Licenses, or FFLs, in the United States today, only 4,300 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 95% of the market is fragmented among mom & pop stores. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more level throughout the year than many retailers, our sales are still traditionally somewhat higher in the third and fourth fiscal quarters than in the other quarterly periods. On average over the last three fiscal years, we have generated 27.3% and 28.9% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

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

Over the past several years, bills have been introduced in the United States Congress that would restrict or prohibit the manufacture, transfer, importation or sale of certain calibers of handgun ammunition, impose a tax and import controls on bullets designed to penetrate bullet-proof vests, impose a special occupational tax and registration requirements on manufacturers of handgun ammunition and increase the tax on handgun ammunition in certain calibers. Recently, Congress has debated certain gun control measures that were supported by the prior administration.

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

Compliance

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal and local regulations. While we view such inspections as a starting point, we employ more thorough internal compliance inspections to help ensure we are in compliance with all applicable laws. Our compliance department conducts at least one on-site inspection of each store location biennially. With the IT infrastructure systems we have in place, recall inspections can be done remotely.

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

Employees

As of January 28, 2017 we had approximately 4,800 total employees. Of our total employees, approximately 200 were based at our corporate headquarters in Midvale, Utah, approximately 300 were located at our distribution center, and approximately 4,300 were store employees. We had approximately 2,100 full-time employees and approximately 2,700 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. Our relationship with our employees is one of the keys to our success, and we believe that relationship is good.

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

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of continued job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, falling home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns and adverse or unseasonal weather conditions. Decreases in same store sales, customer traffic or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to recent fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region.

The majority of our stores are currently located in the Western United States, comprising Alaska, Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. If a region with a concentration of our stores were to suffer an economic downturn or other adverse event, our operating results could suffer.

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

A few of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. In addition, if our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations or in locations with high concentrations of our e-commerce business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

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

We intend to expand by opening stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open stores in new markets and operate them profitably, many of which are beyond our control, include:

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to obtain financing on favorable terms or negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new retail store locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•	our ability to supply new retail stores with inventory in a timely manner;

•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores;

•	regional economic and other factors in the geographies in which we expand; and

•	general economic, political, and business conditions affecting consumer confidence and spending and the overall strength of our business.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $12.0 million, $12.8 million, and $16.4 million in fiscal years 2016, 2015 and 2014, respectively, and our term loans require us to make quarterly principal payments of $0.4 million.

We are required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement. We will not be required to make a mandatory prepayment in fiscal year 2017 for excess cash flows.

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

We cannot assure you that our cash flow from operations or cash available under our revolving credit facility will be sufficient to meet our needs. If we are unable to generate sufficient cash flows from operations in the future, and if availability under our revolving credit facility is not sufficient, we may have to obtain additional financing. If we obtain additional capital by issuing equity, the interests of our existing stockholders will be diluted. If we incur additional indebtedness, that indebtedness may contain significant financial and other covenants that may significantly restrict our operations, and our ability to fund expansion or take advantage of future opportunities. We cannot assure you that we could obtain refinancing or additional financing on favorable terms or at all.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	competition in the regional market of a store;

•	atypical weather;

•	new product introductions and changes in our product mix; and

•	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 27.3% and 28.9% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

In fiscal year 2016, approximately 2.1% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El

Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas;

•	work stoppages;

•	economic uncertainties;

•	adverse foreign government regulations;

•	wars, fears of war and terrorist attacks and organizing activities;

•	adverse fluctuations of foreign currencies;

•	natural disasters; and

•	political unrest.

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

In addition, there is no guarantee that we will be able to expand our e-commerce business. Many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. In addition, there are regulatory restrictions on the sale of approximately 33% of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

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

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in this filing and may make similar future public statements. For example, we state in this filing that:

•	we currently plan to open ten additional new stores in fiscal year 2017 and, for the next several years thereafter, intend to grow our store base at a rate greater than 10 percent annually; and

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

In addition, we are subject to Section 203 of the Delaware General Corporation Law. In general, subject to some exceptions, Section 203 prohibits a Delaware corporation from engaging in any “business combination” with any “interested stockholder” (which is generally defined as an entity or person who, together with the person’s affiliates and associates, beneficially owns, or within three years prior to the time of determination of interested stockholder status did own, 15% or more of the outstanding voting stock of the corporation), for a three-year period following the date that the stockholder became an interested stockholder. Section 203 could have the effect of delaying, deferring or preventing a change in control that our stockholders might consider to be in their best interests.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended January 28, 2017, the closing price of our stock  ranged from a high of $13.97 per share to a low of $7.77 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects, including seasonal fluctuations in our financial performance;

•	conditions that impact demand for our products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings;

•	changes in federal and state government regulation;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival or departure of key personnel;

•	sales of common stock by us or members of our management team; and

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

Because we qualify as an EGC under the JOBS Act, we have elected to comply with some of the reduced disclosure and other reporting requirements available to us as an EGC for a period of up to five years following our initial public offering if we remain an EGC. For example, for as long as we remain an EGC, we are not subject to certain governance requirements, such as holding a “say-on-pay” and “say-on-golden-parachute” advisory votes, we are not required to include a “Compensation Discussion and Analysis” section in our proxy statements and reports filed under the Exchange Act, and we do not need to obtain an annual attestation report on our internal control over financial reporting from a registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could be an EGC for a period up to the end of the fifth fiscal year after our initial public offering (the end of fiscal year 2019), although we will cease to be an EGC earlier than this five-year period if our total annual gross revenues equal or exceed $1 billion in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period or if we become a “large accelerated filer” (which requires, among other things, the market value of our common stock held by non-affiliates to be at least $700 million as of the last business day of our second fiscal quarter of any fiscal year).

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

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2023, with three options that each allow us to extend for an additional five years. We believe that our distribution center is of sufficient scale to support a network of 100 or more stores.

We operate 77 retail stores in 20 states. In total we have approximately 3.1 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

On March 11, 2013, we acquired certain assets and assumed certain liabilities of Wholesale Sports Outdoor Outfitters, or Wholesale Sports, relating to their retail business of hunting, fishing and camping goods and supplies. Concurrently with our asset purchase, Alamo Group, LLC, an unrelated third party, purchased all of the stock of Wholesale Sports. On March 22, 2013, the landlord of a store in Spokane, Washington that was formerly operated by Wholesale Sports, and which was one of the five stores whose leases we did not assume in our purchase of assets from Wholesale Sports, filed a complaint against the seller of Wholesale Sports, Wholesale Sports and Alamo Group in the Superior Court for the State of Washington in the County of Spokane captioned as North Town Mall v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 13-2-01201-9. The complaint, as amended, alleged claims for breach of lease, violation of Washington’s Fraudulent Transfer Act, tortious interference with contractual relations, piercing the corporate veil, assumption of the Spokane store lease and fraud and/or negligent representation. We were named as a co-defendant in the amended complaint with respect to the fraudulent conveyance, tortious interference, and assumption of the lease claims. The complaint requested that the court order “avoidance” of an alleged transfer of assets from Wholesale Sports to us and/or Alamo Group, damages based on future rent to be paid under the lease in the approximate amount of $4.5 million, attachment of assets, attorneys’ fees and costs as provided for in contract, and such other relief that the court deems just and proper. In addition, the amended complaint alleged that we and Alamo Group were liable for expenses that the landlord would incur as a result of default under the lease, including expenses related to returning the store premises to the condition called for in the lease and the cost to locate a new tenant. This case was settled in June 2015, with a full release by and between all parties.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The common stock of Sportsman’s Warehouse Holdings Incorporated is listed for trading on the NASDAQ under the symbol “SPWH." As of February 7, 2017, there were 95 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the NASDAQ:

	2016
	High	Low
First Quarter	13.97	11.15
Second Quarter	11.50	7.77
Third Quarter	11.14	9.09
Fourth Quarter	9.83	7.89

	2015
	High	Low
First Quarter	9.73	6.81
Second Quarter	12.88	9.18
Third Quarter	14.91	9.92
Fourth Quarter	13.78	9.26

Dividend Policy

We did not pay any dividends in fiscal year 2016 or fiscal year 2015.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on April 17, 2014 (the first day of trading of our Common Stock), through January 28, 2017 for (i) our Common Stock (“SPWH”), (ii) the S&P 500 Retailing Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	4/17/2014	5/2/2014	8/1/2014	10/31/2014	1/30/2015	5/1/2015	7/31/2015	10/30/2015	1/29/2016	4/29/2016	7/29/2016	10/28/2016	1/27/2017

SPWH	$100.00	$103.38	$59.38	$71.69	$73.13	$96.51	$119.90	$110.36	$134.46	$ 116.72	$ 104.41	$ 93.23	$ 80.92
S&P Retail	100.00	99.81	101.23	109.99	118.76	130.94	141.46	148.43	137.24	147.81	157.60	151.98	160.97
Russell 2000	100.00	99.20	97.98	103.13	102.42	107.93	108.86	102.11	90.99	99.38	107.21	104.37	120.46

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net sales	$779,956	$706,764	$639,869	$ 624,848	$ 514,850
Cost of goods sold	516,726	468,234	424,662	417,618	352,234
Gross profit	263,230	238,530	215,207	207,230	162,616
Selling, general and administrative expenses	202,543	179,218	170,315	147,140	109,408
Bankruptcy related expenses (benefit) (1)	—	—	—	55	(263)
Income from operations	60,687	59,312	44,892	60,035	53,471
Interest expense	(13,402)	(14,156)	(22,480)	(25,447)	(6,321)
Income before income taxes	47,285	45,156	22,412	34,588	47,150
Income tax expense	17,616	17,385	8,628	12,838	19,076
Net income	$29,669	$27,771	$13,784	21,750	$ 28,074

Earnings per share:
Basic	$ 0.70	$0.66	$0.34	$ 0.66	$ 0.84
Diluted	$ 0.70	$0.66	$0.34	$ 0.66	$ 0.84

Weighted average shares outstanding:
Basic shares	42,187	41,966	39,961	33,170	33,229
Diluted shares	42,485	42,334	40,141	33,185	33,229

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands, except number of stores and per share amounts)
Consolidated Balance Sheet Data:
Total current assets	$255,924	$232,710	$203,339	$175,627	$143,512
Total assets	346,248	301,328	268,784	220,708	163,779
Long-term debt (including current portion), net of discount	134,704	155,016	156,107	227,611	119,266
Total liabilities	316,247	303,387	300,116	341,804	205,621
Total stockholders’ equity/(deficit)	30,001	(2,059)	(31,332)	(121,096)	(41,843)
Total liabilities and stockholders’ equity	346,248	301,328	268,784	220,708	163,778

Other Data:
Adjusted EBITDA (2)	$82,254	$73,024	$66,252	$ 70,716	$ 59,039
Adjusted EBITDA margin (2)	11.0%	10.0%	10.0%	10.9%	11.2%
Number of stores open at end of period	75	64	55	47	33
Same store sales growth/(decline) for period (3)	(0.8)%	1.1%	(8.4)%	(3.7)%	25.4%

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

(2)

Adjusted EBITDA has been presented in this filing as a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. In addition, Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, amoung other things, the size of the new stores opened and the number of new stores opened during any given period. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	January 28,	January 30,	January 31,	February 1,	February 2,
	2017	2016	2015	2014	2013
	(in thousands)
Net income	$29,669	$27,771	$13,784	$ 21,750	$ 28,074
Plus:
Interest expense	13,402	14,156	22,480	25,447	6,321
Income tax expense	17,616	17,385	8,628	12,838	19,076
Depreciation and amortization	13,974	11,569	9,150	6,277	3,431
Stock-based compensation expense (a)	3,186	2,257	3,293	365	—
Pre-opening expenses (b)	4,264	3,159	2,717	1,653	1,441
IPO bonus (c)	—	—	2,200	—	—
Litigation accrual (reversal) (d)	—	(4,000)	4,000	—	—
Secondary offering expenses (e)	143	727	—	—	—
Bankruptcy related expenses (f)	—	—	—	55	(263)
Acquisition expenses (g)	—	—	—	2,331	959
Adjusted EBITDA	$82,254	$73,024	$66,252	$ 70,716	$ 59,039

(a)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.

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

(e)

We incurred certain costs related to secondary offerings of our common stock by affiliates of Seidler Equiy Partners III, L.P on September 15, 2015 and April 18, 2016. These costs were expensed as incurred.

(f)

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

(g)

Acquisition expenses for fiscal year 2013 relate to the costs associated with the acquisition of our 10 previously operated stores in Montana, Oregon and Washington. Acquisition expenses for fiscal year 2012 relate to legal and consulting expenses related to potential merger and acquisition activity.

(3)Net sales from a store are included in same store sales on the first day of the 13th full month following the store’s opening or acquisition by us. We exclude net sales from e-commerce from our calculation of same store sales, and for fiscal years consisting of 53 weeks, we exclude net sales during the 53rd week from our calculation of same store sales. The figures shown represent growth over the corresponding period in the prior fiscal year.

We have historically presented our sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. Subsequent to filing our Annual Report on Form 10-K for fiscal year 2015, our management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision does not have any impact upon gross profit, net income or earnings per share.

The following table provides a reconciliation of the revision for the years ended February 2, 2013 and February 1, 2014 as reported on form 10-K. For a reconciliation of the years ended January 31, 2015 and January 30, 2016 see Note 2 to our Consolidated Financial Statements included within this 10-K:

	As Previously
For the fiscal year ended February 1, 2014	Reported	Revision	As Revised
Net sales	$643,163	$(18,315)	$624,848
Cost of goods sold	435,933	(18,315)	417,618
Gross profit	207,230	—	207,230

	As Previously
For the fiscal year ended February 2, 2013	Reported	Revision	As Revised
Net sales	$526,942	$(12,092)	$514,850
Cost of goods sold	364,326	(12,092)	352,234
Gross profit	162,616	—	162,616

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 77 stores in 20 states, totaling approximately 3.1 million gross square feet. During fiscal year 2016, we increased our gross square footage by 11.6% through the opening of eleven stores in the following locations:

•	Slidell, Lousiana on February 27, 2016
•	South Jordan, Utah on March 19, 2016
•	Rohnery Park, California on April 2, 2016
•	Juneau, Alaska on June 18, 2016
•	Prescott, Arizona on July 16, 2016
•	Roseburg, Oregon on July 23, 2016
•	Las Cruces, New Mexico on August 6, 2016
•	Gillette, Wyoming on August 13, 2016
•	Rock Springs, Wyoming on August 27, 2016
•	Fairfield, California on September 15, 2016
•	Avondale, Arizona on September 15, 2016

During fiscal year 2017, we have opened stores in the following locations:

•	Cedar City, Utah on February 16, 2017
•	Moses Lake, Washington on February 23, 2017

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

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2016,  2015 and 2014 ended on January 28, 2017, January 30, 2016, and January 31, 2015, respectively. Fiscal years 2016, 2015, and 2014 each contained 52 weeks of operations.

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

Our net sales for fiscal years 2015 and 2014 have been revised to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. See Note 2 to the notes to our consolidated financial statements included elsewhere in this 10-K for a description of these items and a reconciliation of the revision for fiscal years 2015 and 2014 as reported in the consolidated statement of operations included in our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, which was filed with the SEC on March 24, 2016.

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

Opening new stores is also an important part of our growth strategy. Since the beginning of fiscal year 2010, we have opened 42 stores, including the eleven new stores we have opened in fiscal year 2016 and the two new stores we have opened in fiscal year 2017. For the next several years, we intend to grow our store base at a rate of greater than 10 percent annually. As part of our growth strategy, we also re-acquired 10 stores in fiscal year 2013 that were previously operated under the Sportsman’s Warehouse Banner.

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

Gross Profit

Gross profit is our net sales less cost of goods sold. Gross margin measures our gross profit as a percentage of net sales. Our cost of goods sold primarily consists of merchandise acquisition costs, including freight-in costs, shipping costs, payment term discounts received from the vendor and vendor allowances and rebates associated directly with merchandise and shipping costs related to e-commerce sales. Prior period amounts of net sales and cost of goods sold have been revised to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. See “-How We Assess the Performance of Our Business-Net Sales and Same Store Sales” and Note 2 to the notes to our consolidated financial statements included elsewhere in this 10-K for a description of these items and the impact of the revisions on our financial statements for the prior periods.

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

Results of Operations

All financial results and other information set forth below reflect revisions made to net sales and cost of goods sold to reflect a revision of revenue presentation for sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks. We historically presented our sales of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. The revenue from these transactions have been revised to be presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision had no impact on gross profit, net income or earnings per share.  See Note 2 to the notes to our consolidated financial statements included elsewhere in this 10-K for the impact of the revisions on our financial statements for the prior periods.

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.3	66.3	66.4
Gross profit	33.7	33.7	33.6
Selling, general and administrative expenses	26.0	25.4	26.6
Income from operations	7.7	8.3	7.0
Interest expense	1.7	2.0	3.5
Income before income taxes	6.0	6.3	3.5
Income tax expense	2.3	2.5	1.3
Net income	3.7%	3.8%	2.2%
Adjusted EBITDA	11.0%	10.0%	10.0%

The following table shows our sales during the periods presented by department:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
Department	2017	2016	2015
Camping	14.6%	14.6%	13.9%
Clothing	8.7%	8.9%	9.8%
Fishing	10.0%	9.9%	9.8%
Footwear	7.1%	7.3%	7.7%
Hunting and Shooting	50.9%	50.2%	49.4%
Optics, Electronics and Accessories (Giftbar)	9.0%	9.6%	9.8%
Other	(0.3%)	(0.5%)	(0.4%)
Total	100.0%	100.0%	100.0%

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales. Net sales increased by $73.2 million, or 10.4%, to $780.0 million in fiscal year 2016 compared to $706.8 million in fiscal year 2015. Net sales increased due to net sales generated from our eleven new store openings during fiscal year 2016 and a full year of the nine stores opened during fiscal year 2015 for the period of time prior to inclusion in our same store sales. These new stores generated $84.2 million in additional net sales in the fiscal year 2016 compared to fiscal year 2015. This increase in sales from our new store openings was partially offset by a decrease in our same stores sales for the period of 0.8%.

With respect to same store sales, our fishing department realized an increase in same store sales of 1.1%. Our other 5 departments (camping, clothing, hunting, footwear, and giftbar) incurred decreases in same store sales. In particular, we saw decreases of 1.2%, 1.9%, 4.9%, 0.4% and 6.9%, respectively in these departments. The main contributing factor to the decrease in these departments was a decrease in foot traffic in our stores, which was a result of a decreased demand in firearms and ammunition. As of January 28, 2017, we had 64 stores included in our same store sales calculation.

During fiscal year 2016, we opened eleven new stores. These eleven stores generated net sales of $54.5 million during this period. Existing stores that were not included in same store sales generated $29.7 million in additional net sales in fiscal year 2016 over fiscal year 2015.

Net sales from our e-commerce business increased by $1.6 million, or 20.8%, to $9.3 million in fiscal year 2016 compared to $7.7 million in fiscal year 2015.

Gross Profit. Gross profit increased by $24.7 million, or 10.4%, to $263.2 million for fiscal year 2016 from $238.5 million for fiscal year 2015. As a percentage of net sales, gross profit remained flat at 33.7% when compared to gross profit of 33.7% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $23.3 million, or 13%, to $203.0 million for fiscal year 2016 from $179.2 million for fiscal year 2015. Selling, general and administrative expenses were 26.0%  of net sales in fiscal year 2016 compared to 25.4% of net sales in fiscal year 2015.  Specificially, we incurred additional payroll, rent, depreciation and amortization and other operating expenses of $10.0 million, $3.8 million, $2.4 million and $6.0 million, respectively, during fiscal year 2016 compared to fiscal year 2015, which were caused by the increase in the number of stores open during the year as compared to the prior year. Overall these expenses were lower on a per-store basis when compared to 2015. In fiscal year 2016 we incurred $0.1 million in costs related to a secondary offering. Also, in fiscal year 2015, we reversed the $4.0 million accrual taken in fiscal year 2014 related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law.  The increase in selling, general and administrative expenses were partially offset by a $0.5 million decrease in costs related to secondary offerings.

Interest Expense. Interest expense decreased by $0.8 million, or 5.3%, to $13.4 million in fiscal year 2016 from $14.2 million for fiscal year 2015. Interest expense decreased primarily as a result of the shift in debt balance from our term loan to our revolving line of credit, which carries a lower interest rate.

Income Taxes. We recorded an income tax expense of $17.6 million for fiscal year 2016 compared to income tax expense of $17.4 million for fiscal year 2015. Our effective tax rate changed from fiscal year 2015 of 38.5% to 37.3% in 2016 due to changes in various state rates as well as discrete items recognized in 2016 relating to prior year tax credits and stock based compensation deductions.

Fiscal Year 2015 Compared to Fiscal Year 2014

Net Sales. Net sales increased by $66.9 million, or 10.5%, to $706.8 million in the fiscal year 2015 compared to $640.0 million in fiscal year 2014. Net sales increased due to net sales generated from our nine new stores openings during fiscal year 2015 and a full year of the eight stores opened during fiscal year 2014 for the period of time prior to inclusion in our same store sales. These new stores generated $62.5 million in additional net sales in the fiscal year 2015 compared to fiscal year 2014. This increase from our new store openings was supplemented by an increase in our same stores sales for the period of 1.1%.

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

Gross Profit. Gross profit increased by $23.3 million, or 10.8%, to $238.5 million for fiscal year 2015 from $215.2 million for fiscal year 2014. As a percentage of net sales, gross profit increased by 0.1% to 33.7% for fiscal year 2015 from 33.6% in fiscal year 2014. The increase in gross profit from the prior fiscal year was due to an increase in vendor incentives received during the year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8.9 million, or 5.2%, to $179.2 million for fiscal year 2015 from $170.3 million for fiscal year 2014. Selling, general and administrative expenses were 25.4% of net sales in fiscal year 2015 compared to 26.6% of net sales in fiscal year 2014. In fiscal year 2015, we incurred $0.7 million in costs related to a secondary offering. Also, in fiscal year 2015, we reversed the $4.0 million accrual taken in fiscal year 2014 related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law. In fiscal year 2014, we paid a one-time discretionary bonus of $2.2 million in conjunction with the successful completion of our initial public offering. We did not incur this expense in fiscal year 2015. Excluding the secondary offering costs, the litigation accrual and subsequent reversal, and the one-time bonus, selling, general and administrative expenses increased by $18.4 million and selling, general and administrative expenses were 25.0% of net sales in fiscal year 2015 compared to 24.9% of net sales in fiscal year 2014. Specifically, we incurred additional payroll, rent, and depreciation and amortization of $7.1 million, $3.2 million, and $2.4 million, respectively, during fiscal year 2015 compared to fiscal year 2014, but these increases were lower on a per-store percentage basis. We also incurred additional operating expenses of $5.2 million in fiscal year 2015 related to an increase in professional fees and other fees related to the Lacey Marketplace litigation matter as well as fees incurred as part of the additional stores that opened during the year.

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

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2016 and 2015. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2016				Fiscal Year 2015
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$221,376	$217,161	$189,804	$151,615	$208,548	$192,122	$166,935	$139,158
Gross profit	74,308	74,265	66,185	48,472	70,812	66,565	58,002	43,151
Income from operations (1)	21,114	20,546	16,671	2,356	22,109	19,169	16,786	1,248
Net income (loss) (1)	10,540	10,514	8,304	311	11,390	9,541	8,200	(1,360)
Diluted earnings (loss) per share	0.25	0.25	0.20	0.01	0.27	0.23	0.19	(0.03)
As a percentage of full year results:
Net sales	28.4%	27.8%	24.3%	19.4%	29.5%	27.2%	23.6%	19.7%
Gross profit	28.2	28.2	25.1	18.4	29.7	27.9	24.3	18.1
Income (loss) from operations	34.8	33.9	27.5	3.9	37.3	32.3	28.3	2.1
Net income (loss)	35.5	35.4	28.0	1.0	41.0	34.4	29.5	(4.9)
Operating data:
Number of stores open at end of period	75	75	70	67	64	64	61	57

(1)

This line includes, for the third quarter of 2015 and first quarter of 2016, $0.7 million and $0.1 million, respectively, in expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P. and one of our executive officers; for second quarter of fiscal year 2015, the reversal of the $4.0 million accrual, with respect to the litigation matter discussed in the “Legal Matters” subsection of Note 17 to our consolidated financial statements.

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

For fiscal year 2016, we incurred approximately $39.4 million in gross capital expenditures. We also received $11.9 million from sale-leaseback transactions. We expect gross capital expenditures between $35.0 million and $40.0 million for fiscal year 2017. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 28,	January 30,
	2017	2016
	(in thousands)
Cash flows from operating activities	$15,482	$35,423
Cash flows from investing activities	(27,494)	(14,951)
Cash flows from financing activities	11,814	(20,114)
Cash and cash equivalents at end of period	1,911	2,109

Net cash provided by operating activities was $15.5 million for fiscal year 2016, compared to $35.4 million for fiscal year 2015. Our net cash provided by operating activities decreased primarily due to unfavorable changes in merchandise inventories, accounts payable, income taxes, and merchandise inventories.

Net cash used in investing activities was $27.5 million for fiscal year 2016 compared to $15.0 million for fiscal year 2015. The increase in cash used in investing activities was primarily a result of decreased proceeds from sale leasback transactions of $11.9 million in fiscal year 2016 compared to $19.0 million in fiscal year 2015.  Capital expenditures increased to $39.4 million for fiscal year 2016 compared to $34.0 million for fiscal year 2015.

Net cash provided by financing activities was $11.8 million for fiscal year 2016 compared to net cash used in financing activities of $20.1 million for fiscal year 2015.  In fiscal year 2015, net cash used in financing activities was primarily for $18.2 million in repayments on our revolving line of credit and term loan.  In contrast, in fiscal year 2016, we received net borrowings of $35.7 million from our line of credit, partially offset by payments of $21.2 million on our term loan. Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loans.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association, or Wells Fargo, that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of January 28, 2017,  $52.8 million was available for borrowing and $61.0 million was outstanding under the revolving credit facility. All borrowings under the revolving credit facility are limited to a borrowing base equal to roughly (1) the lesser of (a) 90% of the net orderly liquidation value of our eligible inventory and (b) 75% of the lower of cost or market value of our eligible inventory, plus (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.00% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of January 28, 2017 was 2.63%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of January 28, 2017, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of January 28, 2017, there was $136.7 million outstanding under the term loan.

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

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the term loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or upon the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement. We will not be required to make a mandatory prepayment in fiscal year 2017 for excess cash flows.

The term loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of January 28, 2017, we were in compliance with all covenants under the term loan.

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

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of January 28, 2017, our operating income would have been correspondingly higher or lower by approximately $0.1 million.

Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the fiscal years ended January 28, 2017 and January 30, 2016, we recognized $0.4 million and $0.8 million, respectively, in gift card breakage income. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of January 28, 2017, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $1.1 million.

Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended January 28, 2017 and January 30, 2016, we recognized $0.6 and $0.2 million of loyalty breakage income, respectively. This income is included in the accompanying consolidated statements of income as an increase in net sales. Had our estimate of breakage for loyalty been lower or higher by 10% of the recorded liability as of January 28, 2017, the amount recognized in revenue relating to this breakage would have been higher or lower by approximately $0.1 million.

Inventory Valuation

We value our inventory at the lower of cost or market. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 28, 2017, our cost of sales would have been correspondingly lower or higher by approximately $0.6 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal year ended January 28, 2017 or January 30, 2016.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of January 28, 2017 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

\
		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$174,545	$11,579	$22,992	$139,974	$—
Operating lease obligations (2)	330,569	42,585	86,505	78,412	123,067
Standby letters of credit	1,600	1,600	—	—	—
Purchase obligations (3)	13,069	12,696	205	168	—

(1)

Long-term debt obligations do not reflect the amounts outstanding under our revolving credit facility, because those amounts are considered current liabilities, and do not reflect any mandatory prepayments of our term loans that may be required upon the occurrence of certain events, which are described above under “—Liquidity and Capital Resources.” Long-term obligations include interest to be paid until maturity. For loans that have variable rate interest, we have calculated future interest obligations based on the interest rate for that loan as of January 28, 2017.

(2)

Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $7.6 million, $7.3 million, and $6.3 million in fiscal years 2016, 2015, and 2014, respectively.

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

For a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA, see “Item 6. Selected Financial Data” included elsewhere in this 10-K.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At January 28, 2017, the weighted average interest rate on our borrowings under our revolving credit facility was 2.63%. Based on a sensitivity analysis at January 28, 2017, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rate on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Sportsman’s Warehouse Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the related consolidated statements of income, stockholders’ equity(deficit), and cash flows for each of the fiscal years in the three-year period ended January 28, 2017. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Sportsman’s Warehouse Holdings, Inc. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the fiscal years in the three-year period ended January 28, 2017, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Salt Lake City, Utah

March 24, 2017

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	January 28,	January 30,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$1,911	$2,109
Accounts receivable, net	411	469
Merchandise inventories	246,289	217,794
Deferred income taxes	—	3,001
Prepaid expenses and other	7,313	9,337
Total current assets	255,924	232,710
Property and equipment, net	83,109	62,432
Deferred income taxes	5,097	2,263
Definite lived intangibles, net	2,118	3,923
Total assets	$346,248	$301,328

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$31,549	$46,698
Accrued expenses	49,586	42,480
Income taxes payable	979	1,779
Revolving line of credit	60,972	25,263
Current portion of long-term debt, net of discount and debt issuance costs	983	8,683
Current portion of deferred rent	3,150	3,018
Total current liabilities	147,219	127,921
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	133,721	146,333
Deferred rent, noncurrent	35,307	29,133
Total long-term liabilities	169,028	175,466
Total liabilities	316,247	303,387

Commitments and contingencies
Stockholders' equity (deficit):
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,269 and 42,004 shares issued and outstanding, respectively	422	420
Additional paid-in capital	80,146	77,757
Accumulated deficit	(50,567)	(80,236)
Total stockholders' equity (deficit)	30,001	(2,059)
Total liabilities and stockholders' equity (deficit)	$346,248	$301,328

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net sales	$779,956	$706,764	$639,869
Cost of goods sold	516,726	468,234	424,662
Gross profit	263,230	238,530	215,207

Selling, general, and administrative expenses	202,543	179,218	170,315
Income from operations	60,687	59,312	44,892
Interest expense	(13,402)	(14,156)	(22,480)
Income before income taxes	47,285	45,156	22,412
Income tax expense	17,616	17,385	8,628
Net income	$29,669	$27,771	$13,784
Earnings per share:
Basic	$0.70	$0.66	$0.34
Diluted	$0.70	$0.66	$0.34
Weighted average shares outstanding:
Basic	42,187	41,966	39,961
Diluted	42,485	42,334	40,141

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated deficit	Total stockholders' (deficit)equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at February 1, 2014	27,265	$273	5,677	$57	$365	$(121,791)	$(121,096)
Issuance of common shares	8,683	86	—	—	73,305	—	73,391
Conversion of nonvoting common stock to common stock	5,677	57	(5,677)	(57)	—	—	—
Vesting of restricted stock units	193	2	—	—	—	—	2
Payment of withholdings on restricted stock units	—	—	—	—	(993)	—	(993)
Excess tax benefit from restricted stock units	—	—	—	—	287	—	287
Stock based compensation	—	—	—	—	3,293	—	3,293
Net income	—	—	—	—	—	13,784	13,784
Balance at January 31, 2015	41,818	$418	—	$—	$76,257	$(108,007)	$(31,332)
Vesting of restricted stock units	186	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,041)	—	(1,041)
Excess tax benefit from restricted stock units	—	—	—	—	286	—	286
Stock based compensation	—	—	—	—	2,257	—	2,257
Net income	—	—	—	—	—	27,771	27,771
Balance at January 30, 2016	42,004	$420	—	$—	$77,757	$(80,236)	$(2,059)
Vesting of restricted stock units	207	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,228)	—	(1,228)
Issuance of common stock for cash per employee stock purchase plan	58	—	—	—	433	—	433
Stock based compensation	—	—	—	—	3,186	—	3,186
Net income	—	—	—	—	—	29,669	29,669
Balance at January 28, 2017	42,269	$422	—	$—	$80,146	$(50,567)	$30,001

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Cash flows from operating activities:
Net income	$29,669	$27,771	$13,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	12,169	9,763	7,344
Amortization of discount on debt and deferred financing fees	1,122	817	6,497
Amortization of definite lived intangible	1,805	1,806	1,806
Change in deferred rent	6,307	1,161	5,397
Deferred income taxes	167	3,062	(46)
Excess tax benefits from stock-based compensation arrangements	(449)	(286)	(287)
Stock-based compensation	3,186	2,257	3,293
Change in operating assets and liabilities:
Accounts receivable, net	58	(44)	(12)
Merchandise inventories	(28,495)	(31,885)	(24,575)
Prepaid expenses and other	(1,064)	(5,435)	(21)
Accounts payable	(15,530)	18,198	836
Accrued expenses	6,888	983	8,127
Income taxes payable	(351)	7,255	(1,670)
Net cash provided by operating activities	15,482	35,423	20,473
Cash flows from investing activities:
Purchase of property and equipment	(39,417)	(33,957)	(30,167)
Proceeds from sale-leaseback transactions	11,923	19,006	—
Net cash used in investing activities	(27,494)	(14,951)	(30,167)
Cash flows from financing activities:
Net borrowings on line of credit	35,709	(16,636)	12,847
Increase (decrease) in book overdraft	(1,827)	(1,123)	2,609
Issuance of common stock per employee stock purchase plan	433	—	—
Excess tax benefits from stock-based compensation arrangements	—	286	287
Payment of withholdings on restricted stock units	(1,228)	(1,041)	(993)
Borrowings on term loan	—	—	160,000
Issuance of common stock, net	—	—	73,393
Payment of deferred financing costs	—	—	(2,227)
Discount on term loan	—	—	(1,600)
Principal payments on long-term debt	(21,273)	(1,600)	(234,225)
Net cash provided by (used in) financing activities	11,814	(20,114)	10,091
Net change in cash and cash equivalents	(198)	358	397
Cash and cash equivalents at beginning of period	2,109	1,751	1,354
Cash and cash equivalents at end of period	$1,911	$2,109	$1,751

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest	$11,965	12,799	$16,408
Income taxes	18,444	7,032	10,328

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accrued expenses	$5,972	1,094	$1,263

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Amounts in Thousands

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 28, 2017, the Company operated 75 stores in 20 states.

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

(2) Summary of Significant Accounting Policies

Revision to Consolidated Statements of Income

The Company has historically presented its sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. Subsequent to filing its Annual Report on Form 10-K for fiscal year 2015, the Company’s management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision does not have any impact upon gross profit, net income or earnings per share.

The following table provides a reconciliation of the revision for the year ended January 30, 2016 as reported in the consolidated statement of income included in the Company’s Annual Report on Form 10-K for fiscal year 2015, which was filed with the SEC on March 24, 2016:

	As Previously
For the thirteen weeks ended January 30, 2016	Reported	Revision	As Revised
Net sales	$212,730	$(4,181)	$208,549
Cost of goods sold	141,918	(4,181)	137,737
Gross profit	70,812	—	70,812

	As Previously
For the fiscal year ended January 30, 2016	Reported	Revision	As Revised
Net sales	$729,912	$(23,148)	$706,764
Cost of goods sold	491,382	(23,148)	468,234
Gross profit	238,530	—	238,530

	As Previously
For the fiscal year ended January 31, 2015	Reported	Revision	As Revised
Net sales	$660,003	$(20,134)	$639,869
Cost of goods sold	444,796	(20,134)	424,662
Gross profit	215,207	—	215,207

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2016, 2015 and 2014 ended on January 28, 2017, January 30, 2016, and January 31, 2015, respectively and each contain 52 weeks of operations.

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

In accordance with the terms of a financing agreement (Note 9), the Company maintains depository accounts with two banks in a lock-box arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 28, 2017 and January 30, 2016, the combined balance in these accounts were $6,138 and $5,939, respectively. Accordingly, these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on January 28, 2017 and January 30, 2016, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 28, 2017 and January 30, 2016, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

Merchandise inventories are stated at the lower of cost or market. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon historical experience. The Company also adjusts inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of slow moving or obsolete inventory. The inventory reserves for shrinkage, damaged, or obsolescence totaled $6,539 and $4,306 at January 28, 2017 and January 30, 2016, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended January 28, 2017, January 30, 2016 or January 31, 2015.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. The Company records a reserve for estimated product returns in each reporting period, based on its historical experience. The Company’s sales returns reserve was $964 and $799 at January 28, 2017, and January 30, 2016, respectively.

Revenue for gift cards sold is deferred and recognized as the gift cards are redeemed for merchandise. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, the Company recognized $347, $846, and $833 of gift card breakage income, respectively. This income is included in the accompanying consolidated statements of income as a reduction in selling, general, and administrative expenses (“SG&A”).

In November of 2013, the Company launched a customer loyalty program. Under this program, the Company issues credits in the form of points to loyalty program members. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net sales at the time the points are earned. Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended January 28, 2017 and January 30, 2016, the Company recognized $611 and $232, respectively of loyalty breakage income. This income is included in the accompanying consolidated statements of income as an increase in net sales.

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”). As of January 28, 2017 and January 30, 2016, the Company estimated the IBNR to be $1,001 and $980, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Workers Compensation Insurance

Effective November 1, 2014, the Company maintains for its employees a high-deductible workers compensation plan. The Company maintains stop-loss insurance through an insurance company with a $150 per claim deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company. Prior to November 1, 2014, the Company operated under a guaranteed cost insurance program.

The Company has established reserve amounts based upon claims history and estimates of IBNR. As of January 28, 2017 and January 30, 2016, the Company estimated the IBNR to be $650 and $527, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, net advertising expenses totaled $7,513, $6,634, and $4,629, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

Stock-Based Compensation

Compensation expense is estimated based on grant date fair value on a straight-line basis over the requisite service or offering period. Costs associated with awards are included in compensation expense as a component of selling, general, and administrative expenses.

In March 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-09, “Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). This standard is intended to simplify several aspects of the accounting for share-based payment award transactions, including the income tax consequences, classification of awards as equity or liabilities, an option to recognize gross stock compensation expense with actual forfeitures recognized as they occur, and classifications in the statement of cash flows. ASU 2016-09 is effective for interim and annual periods beginning after December 15, 2016. Early adoption is permitted. Management has evaluated this statement and early adopted the provision in the fiscal quarter ended April 30, 2016. The adoption of ASU 2016-09 had an effect on the presentation of the Company’s results of operations. In connection with the vesting of restricted stock units in the 52 weeks ended January 28, 2017, under the transition guidance the Company has prospectively recorded $470 in income tax benefits as a reduction of income taxes payable and as a reduction in income tax expense with no significant impact on earnings per share. In prior periods presented, the income tax benefits were recorded to additional paid-in-capital instead of income tax expense as specified in the new standard. The Company is no longer required to present excess tax benefits as a financing activity in the statement of cash flows and has elected to adopt this change on a prospective basis. ASU 2016-09 allows for the election to either record forfeitures as they occur or to continue estimating the level of forfeitures consistent with current accounting standards. The Company has elected to record forfeitures as they occur which change did not have a significant impact on the condensed consolidated financial statements.

Income Taxes

The Company recognizes a deferred income tax liability or deferred income tax asset for the future tax consequences attributable to differences between the financial statement basis of existing assets and liabilities and their respective tax basis. Deferred income tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided against deferred income tax assets when it is more likely than not that all or some portion of the deferred income tax assets will not be realized. During the year the Company adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, and has elected a prospective adoption and as such prior period were not retrospectively adjusted on our financial statements.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant tax authorities, based on the technical merits of the position. Interest and potential penalties are accrued related to unrecognized tax benefits in the provision for income taxes.

Fair Value of Financial Instruments

The carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments. The carrying amount of the Company’s financial instruments approximates fair value as of January 28, 2017 and January 30, 2016.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 28, 2017, January 30, 2016 or January 31, 2015.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting these standard updates, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of these standard updates and has determined that the Company will adopt this standard prospectively. Management has not yet determined what impact the adoption of these standard updates will have on the Company's financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. Early application is permitted and should be applied prospectively. Management has determined that the adoption of ASU 2015-11 will not have a material impact on the Company's financial position or results of operations. The Company will adopt ASU 2015-11 in the first quarter in fiscal year 2017.

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including whether to elect the practical expedients outlined in the new standard. The Company does expect the new standard to have a material impact on its consolidated financial statements once adopted.

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

Classification of Certain Cash Receipts and Cash Payments

In August 2016, the FASB issued ASU 2016-15, “Classification of Certain Cash Receipts and Cash Payments” (“ASU 2016-15”). The update amends the guidance in ASC 230, Statement of Cash Flows, and clarifies how entities should classify certain cash receipts and cash payments on the statement of cash flows with the objective of reducing the existing diversity in practices related to eight specific cash flow issues. The amendments in this update are effective for annual periods beginning after December 15, 2017, and interim periods within those fiscal years. Early adoption is permitted. Management has determined this will have no impact on the Company’s consolidated financial statements.

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

(4) Secondary Offering

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

On September 30, 2015, 6,250 shares of common stock were sold in a secondary offering by certain existing shareholders, including affiliates of Seidler Equity Partners III, L.P. On October 26, 2015, the underwriters of the secondary offering partially exercised the option granted at the time of the secondary offering to purchase an additional 649 shares of common stock at the secondary offering price of $12.25 per share, less underwriting discounts and commissions, which consists solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering or partial exercise of the option. Total expenses incurred related to the secondary offering and the exercise of the option were $727 and are recorded in selling, general, and administrative expenses in the accompanying statements of income.

(5) Property and Equipment

Property and equipment as of January 28, 2017 and January 30, 2016 are as follows:

	January 28,	January 30,
	2017	2016
Furniture, fixtures, and equipment	$52,719	$41,833
Leasehold improvements	61,986	45,179
Construction in progress	10,746	5,593
Total property and equipment, gross	125,451	92,605
Less accumulated depreciation and amortization	(42,342)	(30,173)
Total property and equipment, net	$83,109	$62,432

Depreciation expense was $12,169,  $9,763, and $7,344 for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

(6) Definite Lived Intangible Asset

The following table summarizes the definite lived intangible assets:

	January 28, 2017
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(6,945)	2,118
Total		$9,063	(6,945)	2,118

	January 30, 2016
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(5,140)	3,923
Total		$9,063	(5,140)	3,923

Amortization expense for definite lived intangible asset was $1,805 for the fiscal year ended January 28, 2017. Amortization expense for the next two years is $1,805 in fiscal year 2017, and $311 in fiscal year 2018.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 28, 2017 and January 30, 2016:

	January 28,	January 30,
	2017	2016
Book overdraft	$5,355	$7,182
Unearned revenue	18,019	14,787
Accrued payroll and related expenses	9,430	8,573
Sales and use tax payable	4,802	2,998
Accrued construction costs	3,138	1,094
Other	8,842	7,846
	$49,586	$42,480

(8) Revolving Line of Credit

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

As of January 28, 2017 and January 30, 2016, the Company had $67,110 and $31,202, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $6,138 and $5,939 as of January 28, 2017 and January 30, 2016, respectively. As of January 28, 2017, the Company had stand-by commercial letters of credit of $1,600 under the terms of the Revolving Line of Credit.

Borrowings under the revolving credit facility bear interest based on either, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.0% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of January 28, 2017 was 2.63%.

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

(9) Long-Term Debt

Long-term debt consisted of the following as of January 28, 2017 and January 30, 2016:

	January 28,	January 30,
	2017	2016
Term loan	$136,727	$158,000
Less discount	(877)	(1,288)
Less debt issuance costs	(1,146)	(1,696)
	134,704	155,016
Less current portion, net of discount and debt issuance costs	(983)	(8,683)
Long-term portion	$133,721	$146,333

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

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the Term Loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the agreement for the Term Loan. Due to the Company not having excess cash flow as of January 28, 2017, no mandatory prepayment will be required to be made during the fiscal year 2017.

The Term Loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.00%.

The Term Loan contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Term Loan also requires the Company to comply with specified financial covenants, including a minimum interest coverage ratio on a trailing twelve month basis and a maximum total net leverage ratio. The Term Loan also contains customary events of default.

As of January 28, 2017, the Term Loan had $134,704 outstanding, net of an unamortized discount of $877 and debt issuance costs of $1,146. During fiscal year 2016, Company recognized $411 of non-cash interest expense with respect to the amortization of this discount. During fiscal year 2015, the Company recognized $266 of non-cash interest expense with respect to the amortization of the discount on the term loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of January 28, 2017, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(10) Sale Leaseback Transactions

During the fiscal year ended January 28, 2017, the Company completed a deemed sale-leaseback of the land and buildings for 4 store locations. In each of the related lease agreements for these store locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was deemed the owner of the land and building during the construction period. The deemed sale occurred when the construction of the assets were complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining amounts were considered leasehold improvements.  The total value of tenant allowances received under these transactions during fiscal year 2016 was $11,923.

(11) Common Stock

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	January 28,	January 30,	January 31,
	2017	2016	2015
Net income	$ 29,669	$ 27,771	$ 13,784
Weighted-average shares of common stock outstanding:	-	-	-
Basic	42,187	41,966	39,961
Dilutive effect of common stock equivalents	298	368	180
Diluted	42,485	42,334	40,141
Basic earnings per share	$ 0.70	$ 0.66	$ 0.34
Diluted earnings per share	$ 0.70	$ 0.66	$ 0.34

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $3,186,  $2,257, and $3,293, during fiscal years 2016, 2015, and 2014, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income.

Employee Stock Plans

As of January 28, 2017, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,577,440. As of January 28, 2017, there were 622,339 awards outstanding under the 2013 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2013 Plan.

Nonvested Restricted Stock Awards

During the fiscal year 2016, the Company issued 162 nonvested restricted stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested stock awards issued to employees vest over three years, with one third vesting on each grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	162	11.25
Forfeitures	—	—
Vested	—	—
Balance at January 28, 2017	162	$11.25

Nonvested Performance-Based Stock Awards

During fiscal year 2016, the Company issued 159 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued is contingent on management achieving a fiscal year 2016 performance target for same store sales and return on invested capital for new stores. Based on the performance conditions met for 2016, the finalized granted awards was 73 as presented in the table below.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	$—
Grants	73	11.25
Forfeitures	—	—
Vested	—	—
Balance at January 28, 2017	73	$11.25

Nonvested Stock Unit Awards

During fiscal year 2016, the Company issued 29 nonvested stock units to independent members of the Board of Directors at a weighted average grant date fair value of $9.81 per share. These nonvested stock units vest over 12 months with one twelfth vesting each month from the grant date.

During fiscal year 2015, the Company issued 28 nonvested stock units to employees or independent members of the Board of Directors at a weighted average grant date fair value of $11.28 per share. The nonvested stock units issued to employees vest evenly over four years on the grant date anniversary. The nonvested stock units issued to independent members of the Board of Directors vest evenly over 12 months on the grant date anniversary.

The Company had no net share settlements in fiscal year 2016 or 2015.

The following table sets forth the rollforward of outstanding restricted stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	599	$7.15
Grants	29	9.81
Forfeitures	6	7.05
Vested	321	7.37
Balance at January 28, 2017	301	$7.17

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2015	888	$7.06
Grants	28	11.28
Forfeitures	8	7.06
Vested	309	7.27
Balance at January 30, 2016	599	$7.15

As of January 28, 2017 and January 30, 2016, respectively, the Company had $2,158 and $4,279 remaining in unrecognized compensation costs related to nonvested restricted stock units.  The weighted average grant date fair value of the outstanding shares were $7.17 and $7.15, respectively. The expected net tax benefit related to the unrecognized compensation costs were $833 and $1,647, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2016 was $165 and 2015 was $15.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	January 28, 2017	January 30, 2016
Risk-free interest rate	0.66%	0.49%
Expected life (in years)	0.5	0.5
Expected volatility	25.6%	36.1%
Dividend yield	—	—

(15) Income Taxes

For the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, the income tax provision consisted of the following:

	January 28,	January 30,	January 31,
	2017	2016	2015
Current:
Federal	$14,919	$12,341	$7,482
State	2,530	1,982	1,192
Total current	17,449	14,323	8,674
Deferred:
Federal	164	2,746	(103)
State	3	316	57
Total deferred	167	3,062	(46)
Total income tax provision	$17,616	$17,385	$8,628

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	January 28,	January 30,	January 31,
	2017	2016	2015
Federal statutory rate	35%	35%	35%
State tax, net of federal benefit	3.6	3.5	3.5
Permanent items	(0.4)	0.2	0.2
Other items	(0.9)	(0.2)	(0.2)
Effective income tax rate	37.3%	38.5%	38.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 2017 and January 30, 2016, respectively, are presented below:

	January 28,	January 30,
	2017	2016
Deferred tax assets:
Accrued liabilities	$517	$468
Deferred rent	14,833	12,377
Intangible asset	1,756	1,293
Inventories	2,757	2,335
Sales return reserve	372	308
Capital Loss Carryforward	63	—
Stock-based compensation	939	634
Total gross deferred tax assets	$21,237	$17,415
Deferred tax liabilities:
Depreciation	$(15,468)	$(11,407)
Prepaid expenses	(672)	(744)
Total gross deferred tax liabilities	$(16,140)	$(12,151)
Net deferred tax asset	$5,097	$5,264

As of January 28, 2017 the Company classified all of its tax assets as long term in accordance with adoption of ASU 2015-17.

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At January 28, 2017, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its gross deferred tax assets.

As of January 28, 2017, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. The Company is currently under audit on its 2015 and 2014 Federal returns. Federal and state tax years that remain subject to examination are periods ended January 28, 2012 through January 30, 2016.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. During fiscal year 2014, the Company accrued interest and penalties of $14.  No interest or penalties were accrued for fiscal year 2016 or fiscal year 2015.

(16) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space, and warehouse locations under non-cancelable operating leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. In 2016, 2015 and 2014, the Company received tenant allowances of $16,718,  $5,652, and $5,129, respectively. The Company expects to receive $20,306 in tenant allowances under leases during fiscal year 2017. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These agreements expire at various dates through July 2030 and generally contain three,  five-year renewal options. Rent expense under these leases totaled $37,132,  $33,209, and $30,520 for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015, respectively.

Future minimum lease payments for non-cancelable operating leases by fiscal year, as of January 28, 2017 are as follows:

Fiscal Year:

2017	42,585
2018	44,387
2019	42,118
2020	41,085
2021	37,327
Thereafter	123,067
$330,569

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, the Company believes that the disposition of these matters will not have a material impact on its consolidated financial condition, liquidity, or results of operations.

On March 11, 2013, we acquired certain assets and assumed certain liabilities of Wholesale Sports Outdoor Outfitters, or Wholesale Sports, relating to their retail business of hunting, fishing and camping goods and supplies. Concurrently with our asset purchase, Alamo Group, LLC, an unrelated third party, purchased all of the stock of Wholesale Sports. On March 22, 2013, the landlord of a store in Spokane, Washington that was formerly operated by Wholesale Sports, and which was one of the five stores whose leases we did not assume in our purchase of assets from Wholesale Sports, filed a complaint against the seller of Wholesale Sports, Wholesale Sports and Alamo Group in the Superior Court for the State of Washington in the County of Spokane captioned as North Town Mall v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 13-2-01201-9. The complaint, as amended, alleged claims for breach of lease, violation of Washington’s Fraudulent Transfer Act, tortious interference with contractual relations, piercing the corporate veil, assumption of the Spokane store lease and fraud and/or negligent representation. We were named as a co-defendant in the amended complaint with respect to the fraudulent conveyance, tortious interference, and assumption of the lease claims. The complaint requested that the court order “avoidance” of an alleged transfer of assets from

Wholesale Sports to us and/or Alamo Group, damages based on future rent to be paid under the lease in the approximate amount of $4.5 million, attachment of assets, attorneys’ fees and costs as provided for in contract, and such other relief that the court deems just and proper. In addition, the amended complaint alleged that we and Alamo Group were liable for expenses that the landlord would incur as a result of default under the lease, including expenses related to returning the store premises to the condition called for in the lease and the cost to locate a new tenant. This case was settled in June 2015, with a full release by and between all parties

On March 12, 2014, the Company was added as a defendant to a pending consolidated action filed in the United States District Court, Western District of Washington, captioned as Lacey Market Place Associates II, LLC, et al. v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 2:13-cv-00383-JLR against United Farmers of Alberta Co-Operative Limited, the seller of Wholesale Sports, Wholesale Sports, Alamo Group and Donald F. Gaube and spouse. The amended complaint was filed by the landlords of two stores the Company did not assume its purchase of assets from Wholesale Sports. Such stores were formerly operated by Wholesale Sports in Skagit and Thurston Counties in Washington. The amended complaint alleged breach of lease, breach of collateral assignment, misrepresentation, intentional interference with contract, piercing the corporate veil and violation of Washington’s Fraudulent Transfer Act. The Company was named as a co-defendant with respect to the intentional interference with contract and fraudulent conveyance claims. The amended complaint sought against us and all defendants unspecified money damages, declaratory relief and attorneys’ fees and costs. On January 28, 2015, the court in the Lacey Marketplace action granted in part and denied in part the Company’s motion for summary judgment and dismissed the intentional interference claim against the Company, but declined to dismiss the fraudulent transfer claim.

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial awarded $11.9 million against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4.0 million in the Company’s results for the fiscal year ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling to the appellate court and the appeal is currently in process. Based on the court’s most recent judgment in the Company’s favor, the Company determined that the likelihood of loss in this case is not probable, and, as such, it reversed the previous accrual of $4.0 million in the Company’s results for the fiscal year ended January 30, 2016. The accrual and subsequent reversal of the $4.0 million is recorded in selling, general, and administrative expenses in the accompanying statements of income.

(17) Related-Party Transactions

On August 14, 2009, the Company entered into a reimbursement agreement with Seidler Equity Partners III, L.P. Under the terms of this agreement, the Company agreed to reimburse Seidler Equity Partners III, L.P. for various out-of-pocket costs and expenses related to the Company up to a maximum of $150 annually. During the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, the Company made payments of $2,  $12, and $35, respectively, under this agreement. At January 28, 2017 and January 30, 2016, there were no amounts payable under the terms of this agreement.

(18) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $351,  $282, and $276 for the fiscal years ended January 28, 2017, January 30, 2016, and January 31, 2015, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of January 28, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of January 28, 2017.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended January 28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets – January 28, 2017 and January 30, 2016
•	Consolidated Statements of Income – Years ended January 28, 2017, January 30, 2016, and January 31, 2015
•	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended January 28, 2017, January 30, 2016 and January 31, 2015
•	Consolidated Statements of Cash Flows – Years ended January 28, 2017, January 30, 2016 and January 31, 2015
•	Notes to Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

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

10.12†

Letter Agreement, dated December 6, 2016, between Sporstman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 333-1944421) filed on December 7, 2016.

Exhibit Number	Description

10.13†

Term Loan Agreement, effective as of December 3, 2014, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 5, 2014).

10.14†

Guarantee and Collateral Agreement, effective as of December 3, 2014, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on December 5, 2014).

10.15	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.16

Sixth Amendment to Credit Agreement, effective as of August 26, 2015, by and among Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.17*

Employment Agreement, March 22, 2017, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2017).

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

ITEM 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: March 24, 2017	By:	/s/ John V. Schaefer
John V. Schaefer
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 24, 2017	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ John V. Schaefer	President, Chief Executive	March 24, 2017
John V. Schaefer	Officer and Director
(Principal Executive Officer)

/s/ Kevan P. Talbot	Chief Financial Officer and Secretary	March 24, 2017
Kevan P. Talbot	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	March 24, 2017
Christopher Eastland

/s/ Kent V. Graham	Director	March 24, 2017
Kent V. Graham

/s/ Gregory P. Hickey	Director	March 24, 2017
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	March 24, 2017
Joseph P. Schneider

/s/ Kay L. Toolson	Director	March 24, 2017
Kay L. Toolson