Form 10-Q
period 2017-04-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2017-05-19
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company	☒


If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 19, 2017, the registrant had 42,528,480 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended April 29, 2017 and April 30, 2016, both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2017 and the first quarter of fiscal year 2016, respectively. Fiscal year 2016 contained 52 weeks of operations ended January 28, 2017. Fiscal year 2017 will contain 53 weeks of operations and will end on February 3, 2018.

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	April 29,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$2,269	$1,911
Accounts receivable, net	382	411
Merchandise inventories	288,308	246,289
Prepaid expenses and other	11,494	7,313
Income taxes receivable	2,363	—
Total current assets	304,816	255,924
Property and equipment, net	94,940	83,109
Deferred income taxes	4,212	5,097
Definite lived intangibles, net	1,666	2,118
Total assets	$405,634	$346,248

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,176	$31,549
Accrued expenses	54,370	49,586
Income taxes payable	—	979
Revolving line of credit	78,067	60,972
Current portion of long-term debt, net of discount and debt issuance costs	983	983
Current portion of deferred rent	3,407	3,150
Total current liabilities	211,003	147,219
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	133,455	133,721
Deferred rent, noncurrent	35,673	35,307
Total long-term liabilities	169,128	169,028
Total liabilities	380,131	316,247

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,500 and 42,269 shares issued and outstanding, respectively	425	422
Additional paid-in capital	80,154	80,146
Accumulated deficit	(55,076)	(50,567)
Total stockholders' equity	25,503	30,001
Total liabilities and stockholders' equity	$405,634	$346,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net sales	$156,898	$151,615
Cost of goods sold	108,283	103,143
Gross profit	48,615	48,472

Selling, general, and administrative expenses	52,382	46,116
Income (loss) from operations	(3,767)	2,356
Interest expense	(3,150)	(3,588)
Loss before income taxes	(6,917)	(1,232)
Income tax (benefit)	(2,410)	(1,543)
Net (loss) income	$(4,507)	$311
Earnings (loss) per share:
Basic	$(0.11)	$0.01
Diluted	$(0.11)	$0.01
Weighted average shares outstanding:
Basic	42,277	42,032
Diluted	42,277	42,334

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Cash flows from operating activities:
Net (loss) income	$(4,507)	$311
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation of property and equipment	3,490	2,681
Amortization of discount on debt and deferred financing fees	173	355
Amortization of definite lived intangible	452	451
Change in deferred rent	624	1,906
Deferred income taxes	885	633
Excess tax benefits from stock-based compensation arrangements	—	(470)
Stock-based compensation	650	625
Change in operating assets and liabilities:
Accounts receivable, net	29	23
Merchandise inventories	(42,019)	(33,171)
Prepaid expenses and other	(4,221)	4,498
Accounts payable	42,049	11,913
Accrued expenses	(3,115)	(2,037)
Income taxes payable and receivable	(3,342)	(3,364)
Net cash used in operating activities	(8,852)	(15,646)
Cash flows from investing activities:
Purchase of property and equipment	(13,204)	(8,720)
Net cash used in investing activities	(13,204)	(8,720)
Cash flows from financing activities:
Net borrowings on line of credit	17,094	38,076
Increase (decrease) in book overdraft	6,359	7,887
Payment of withholdings on restricted stock units	(639)	(1,228)
Principal payments on long-term debt	(400)	(20,074)
Net cash provided by financing activities	22,414	24,661
Net change in cash and cash equivalents	358	295
Cash and cash equivalents at beginning of period	1,911	2,109
Cash and cash equivalents at end of period	$2,269	$2,404

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,897	2,954
Income taxes	—	1,716

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$8,089	2,637

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of April 29, 2017, the Company operated 79 stores in 22 states. The Company’s stores are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 28, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended April 29, 2017 are not necessarily indicative of the results to be obtained for the year ending February 3, 2018. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 24, 2017 (the “Fiscal 2016 Form 10-K”).

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal first quarters ended April 29, 2017 and April 30, 2016 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2017 and first quarter of fiscal year 2016, respectively. Fiscal year 2016 contained 52 weeks of operations ended January 28, 2017. Fiscal year 2017 will contain 53 weeks of operations and will end on February 3, 2018.

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

Comprehensive Income

The Company has no components of net income that would require classification as other comprehensive income for the 13 week periods ended April 29, 2017 and April 30, 2016.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting these standard updates, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of these standard updates and has determined that the Company will adopt this standard using a modified retrospective approach. Management has not yet determined what impact the adoption of these standard updates will have on the Company's financial position or results of operations.

Simplifying the Measurement of Inventory

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory” (“ASU 2015-11”). Under ASU 2015-11, inventory will be measured at the “lower of cost and net realizable value” and options that currently exist for “market value” will be eliminated. ASU 2015-11 defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.” No other changes were made to the current guidance on inventory measurement. ASU 2015-11 is effective for interim and annual periods beginning after December 15, 2016. The Company adopted ASU 2015-11 in the first quarter of fiscal year 2017 and has measured its inventory at the lower of cost or net realizable value. This adoption had  no impact on the value of inventory presented on the condensed consolidated balance sheet for the fiscal quarter ended April 29, 2017.

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

(4) Property and Equipment

Property and equipment as of April 29, 2017 and January 28, 2017 were as follows:

	April 29,	January 28,
	2017	2017
Furniture, fixtures, and equipment	$56,370	$52,719
Leasehold improvements	72,102	61,986
Construction in progress	12,300	10,746
Total property and equipment, gross	140,772	125,451
Less accumulated depreciation and amortization	(45,832)	(42,342)
Total property and equipment, net	$94,940	$83,109

(5) Accrued Expenses

Accrued expenses consisted of the following as of April 29, 2017 and January 28, 2017:

	April 29,	January 28,
	2017	2017
Book overdraft	$11,714	$5,355
Unearned revenue	17,556	18,019
Accrued payroll and related expenses	7,157	9,430
Sales and use tax payable	3,392	4,802
Accrued construction costs	4,677	3,138
Other	9,874	8,842
	$54,370	$49,586

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) that provides for borrowings in the aggregate amount of up to $135,000, subject to a borrowing base calculation.

As of April 29, 2017 and January 28, 2017, the Company had $87,287 and $67,110, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $9,220 and $6,138 as of April 29, 2017 and January 28, 2017, respectively. As of April 29, 2017, the Company had stand-by commercial letters of credit of $1,200 under the terms of the Revolving Line of Credit.

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

As of April 29, 2017 and January 28, 2017, the Revolving Line of Credit had $255 and $295, respectively in outstanding deferred financing fees. During the 13 weeks ended April 29, 2017, the Company recognized $40 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended April 30, 2016, the Company recognized $39, of non-cash interest expense with respect to the amortization of deferred financing fees.

(7) Long-Term Debt

Long-term debt consisted of the following as of April 29, 2017 and January 28, 2017:

	April 29,	January 28,
	2017	2017
Term loan	$136,327	$136,727
Less discount	(819)	(877)
Less debt issuance costs	(1,070)	(1,146)
	134,438	134,704
Less current portion, net of discount and debt issuance costs	(983)	(983)
Long-term portion	$133,455	$133,721

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

As of April 29, 2017 and January 28, 2017, the Term Loan had an outstanding balance of $136,327 and $136,727, respectively. The outstanding amounts as of April 29, 2017 and January 28, 2017 are offset on the condensed consolidated balance sheets by an unamortized discount of $819 and $877, respectively, and debt issuance costs of $1,070 and $1,146, respectively.

During the 13 weeks ended April 29, 2017, the Company recognized $58  of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks ended April 29, 2017, the Company recognized $76, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 weeks ended April 30, 2016, the Company recognized $228 of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks ended April 30, 2016, the Company recognized $88 of non-cash interest expense with respect to the amortization of the debt issuance costs.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

During the 13 weeks ended April 29, 2017, the Company made a required quarterly payment on the Term Loan of $400.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of April 29, 2017, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The Company recognized an income tax benefit of $2,410 and $1,543 in the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. Before discrete items, the 2017 estimated annual effective tax rate is expected to be 38.8%, which is comparable to 37.3% for the full year 2016.

(9) Earnings (Loss) Per Share

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

The following table sets forth the computation of basic and diluted earnings (loss) per common share:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Net income (loss)	$(4,507)	$311
Weighted-average shares of common stock outstanding:
Basic	42,277	42,032
Dilutive effect of common stock equivalents	—	302
Diluted	42,277	42,334
Basic Earnings (loss) per share	$(0.11)	$0.01
Diluted Earnings (loss) per share	$(0.11)	$0.01

Restricted stock units considered anti-dilutive and excluded in the calculation	171	—

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended April 29, 2017 and April 30, 2016, the Company recognized total stock-based compensation expense of $650 and $625, respectively. During these same periods, the Company recognized a net tax benefit related to stock-based compensation expense of $253 and $233, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated Statements of Operations.

Employee Stock Plans

As of April 29, 2017, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,475. As of April 29, 2017, there were 410 awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the period ended April 29, 2017, no shares were issued under this plan.

Nonvested Restricted Stock Awards

During the 13 weeks ended April 29, 2017, the Company did not issue any nonvested restricted stock awards to employees.

During the 13 weeks ended April 30, 2016, the Company issued 162 nonvested stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested stock awards issued to employees vest over three years, with one third vesting on each grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at April 29, 2017	108	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	—
Grants	162	11.25
Forfeitures	—	—
Vested	—	—
Balance at April 30, 2016	162	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended April 29, 2017, the Company did not issue any nonvested performance-based stock awards to employees.

During the 13 weeks ended April 30, 2016, the Company issued 159 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving a fiscal year 2016 performance target for same store sales and return on invested capital for new stores. Based on the performance conditions met for 2016, the finalized granted awards was 73.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at April 29, 2017	49	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended April 29, 2017, the Company issued 172 nonvested  stock units to employees of the Company at a value of $4.62 per share. These nonvested stock units vest over a three year period with one third of the shares vesting on each grant date anniversary.

During the 13 weeks ended April 30, 2016, the Company issued no nonvested stock units to employees.

The Company had no net share settlements in the 13 weeks ended April 29, 2017 and April 30, 2016.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	172	4.62
Forfeitures	1	7.06
Vested	295	7.13
Balance at April 29, 2017	177	$4.74

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	599	$7.15
Grants	—	—
Forfeitures	—	—
Vested	298	7.16
Balance at April 30, 2016	301	$7.14

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $11,599 and $10,650 for the 13 weeks ended April 29, 2017 and April 30, 2016, respectively.

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

(12) Subsequent Events

On May 17, 2017 (“Closing Date”), the Company’s wholly owned subsidiary, Sportsman’s Warehouse, Inc., amended the financial covenants to its existing Term Loan entered into on December 3, 2014.

The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts ranging from 0.2x to 1.3x with an average quarterly increase of 0.75x.

As a result of the amendment, the interest rate on the Company’s term loan increased by 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor, up from LIBOR plus 6.0% with a 1.25% LIBOR floor previously.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 28, 2017. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 80 stores in 22 states, totaling approximately 3.2 million gross square feet. During fiscal year 2017 to date, we have increased our gross square footage by 3.2% through the opening of five stores in the following locations:

•	Cedar City, Utah on February 16, 2017
•	Moses Lake, Washington on February 23, 2017
•	Wilmington, North Carolina on April 6, 2017
•	Morgantown, West Virginia on April 27, 2017
•	Yuma, Arizona on May 11, 2017

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

Opening new stores is also an important part of our growth strategy. As of the date of this filing we have opened five new stores in fiscal year 2017.  While our target remains to grow our square footage at a rate of greater than 10 percent annually, we expect we will grow our square footage between 3 percent and 7 percent for fiscal 2018 as we shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 31 new stores that we have opened since 2010 and that have been open for a full twelve months have achieved an average four-wall Adjusted EBITDA margin of 13.2% and an average ROIC of 80.4% excluding initial inventory cost (and 29.4% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

We expect the industry inventory oversupply currently present in the industry to result in continued high levels of promotions and resulting margin pressure through the remainder of fiscal year 2017.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth.  We also expect 56 of our current stores to be impacted by minimum wage increases in fiscal year 2017 that will drive up our selling, general, and administrative costs during fiscal year 2017.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
Percentage of net sales:
Net sales	100.00%	100.00%
Cost of goods sold	69.0	68.0
Gross profit	31.0	32.0
Selling, general, and administrative expenses	33.4	30.4
Income (loss) from operations	(2.4)	1.6
Interest expense	2.0	2.4
Income (loss) before income taxes	(4.4)	(0.8)
Income tax benefit	(1.5)	(1.0)
Net (loss) income	(2.9)	0.2
Adjusted EBITDA	2.7%	4.9%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		April 29,	April 30,
Department	Product Offerings	2017	2016
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.4%	12.2%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	6.2%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.2%	11.8%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.1%	6.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	53.8%	55.8%
Optics, Electronics, and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	7.5%	7.3%
Other	License and BCI revenue, net of revenue discounts	0.7%	0.4%
Total		100.0%	100.0%

13 Weeks Ended April 29, 2017 Compared to 13 Weeks Ended April 30, 2016

Net Sales. Net sales increased by $5.3 million, or 3.5%, to $156.9 million in the 13 weeks ended April 29, 2017 compared to $151.6 million in the corresponding period of fiscal year 2016. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 13 weeks ended April 29, 2017 contributed $3.1 million to this increase.  Stores that were opened in fiscal year 2016 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $2.2 million of this increase. These increases were partially offset by a decrease in same store sales for the period of 6.9% compared to the corresponding period of fiscal year 2016.

Our camping, clothing, footwear, and optics, electronics, and accessories departments each recognized an increase in net sales in the first quarter of fiscal year 2017 compared to the first quarter of fiscal year 2016 while our hunting and shooting and fishing departments both recognized a decrease in net sales during the first quarter of fiscal year 2017 compared to the same period in 2016. Specifically, our footwear, clothing, camping and optics, electronics and accessories departments increased $1.7 million, $2.0 million, $0.8 million, and $0.7 million, respectively, during the first quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016. Our fishing and hunting and shooting departments decreased $0.4 million and $0.1 million, respectively, during the first quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016.

With respect to same store sales, during the 13 weeks ended April 29, 2017, our clothing and footwear departments had increases of 10.3% and 8.6%, respectively while the hunting and shooting, fishing, camping and optics, electronics and accessories departments had decreases of 10.5%, 10.8%, 5.5% and 4.7%, respectively, compared to the corresponding period of fiscal year 2016.  We had a better inventory position within our clothing and footwear departments during the 13 weeks ended April 29, 2017 compared to the corresponding prior year period which allowed us to capture increased revenue within these categories. Within hunting and shooting, firearms and ammunition decreased by 8.3% and 16.3%, respectively, during the 13 weeks ended April 29, 2017 compared to the corresponding period of fiscal year 2016. We experienced a decrease in demand for firearms and ammunition due in part to the change in the U.S. government administration and anticipated less regulation being put forward to tighten restrictions on gun ownership. Our fishing department was hurt by the large amount of snowpack and subsequent run-off in the rivers and streams surrounding the majority of our markets. As of April 29, 2017, we had 66 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.4 million, or 28.1%, to $1.8 million in the 13 weeks ended April 29, 2017 compared to $1.4 million in the corresponding period of fiscal year 2016.

Gross Profit. Gross profit increased by $0.1 million, or 0.3%, to $48.6 million for the 13 weeks ended April 29, 2017 from $48.5 million for the corresponding period of fiscal year 2016. As a percentage of net sales, gross profit decreased by 100 basis points to 31.0% for the 13 weeks ended April 29, 2017 from 32.0% in the corresponding period of fiscal year 2016. The decrease in gross margin was due to an increase in promotional activity in certain of our categories as well as a return to more normal margins in our clothing and footwear departments with the increase in our inventory position.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $6.3 million, or 13.6%, to $52.4 million for the 13 weeks ended April 29, 2017 from $46.1 million for the corresponding period of fiscal year 2016. As a percentage of net sales, selling, general, and administrative expenses increased to 33.4% of net sales in the first quarter of fiscal year 2017 compared to 30.4% of net sales in the first quarter of fiscal year 2016. The increase resulted primarily from $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction. Selling, general, and administrative expenses also increased due to increased advertising expenses relating to our Shooting Spectacular advertising campaign and due to the increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, depreciation and amortization, other operating expenses (excluding professional fees discussed above),  and pre-opening expenses of $1.6 million, $0.9 million, $0.8 million, $0.4 million, and $0.7 million, respectively.

Interest Expense. Interest expense decreased by $0.4 million, or 12.2%, to $3.2 million in the 13 weeks ended April 29, 2017 from $3.6 million for the corresponding period of fiscal year 2016. Interest expense decreased primarily as a result of a lower principal balance on our term loan due to the scheduled quarterly payments made since the same period in the prior year.

Income Taxes. We recognized an income tax benefit of $2.4 million and $1.5 million in the 13 weeks ended April 29, 2017 and April 30, 2016, respectively. Before discrete items, the 2017 estimated annual effective tax rate is expected to be 38.8%, which is comparable to 37.3% for the full year 2016.

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

For the 13 weeks ended April 29, 2017, we incurred approximately $13.2 million in capital expenditures. We expect total capital expenditures between $35.0 million and $40.0 million for fiscal year 2017. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 29,	April 30,
	2017	2016
	(in thousands)
Cash flows from operating activities	$(8,852)	$(15,646)
Cash flows from investing activities	(13,204)	(8,720)
Cash flows from financing activities	22,414	24,661
Cash and cash equivalents at end of period	2,269	2,404

Net cash used in operating activities was $8.9 million for the 13 weeks ended April 29, 2017, compared to cash used in operations of $15.6 million for the corresponding period of fiscal year 2016, a change of approximately $6.7 million. Our cash flows used in operating activities decreased primarily due to the timing of payments made on our accounts payable.

Net cash used in investing activities was $13.2 million for the 13 weeks ended April 29, 2017 compared to $8.7 million for the corresponding period of fiscal year 2016. The change in our cash flows from investing activities is primarily a result of opening one additional store during the first quarter of fiscal year 2017 compared to the number of stores opened during the first quarter of fiscal year 2016.

Net cash provided by financing activities was $22.4 million for the 13 weeks ended April 29, 2017, compared to $24.7 million for the corresponding period of fiscal year 2016. The decrease in net cash provided by financing activities was primarily due to lower net borrowings on the line of credit of $17.1  million during the first quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016.  This decrease was offset by a decrease in the amount paid on our term loan for the first quarter of fiscal year 2017 when compared to the first quarter of fiscal year 2016.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo that provides for borrowings in the aggregate amount of up to $135.0 million, subject to a borrowing base calculation. As of April 29, 2017, $33.0 million was available for borrowing and $78.1 million was outstanding under the revolving credit facility. The revolving credit facility matures on December 3, 2019.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.50% to 1.00% per year for base rate loans and from 1.50% to 2.00% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of April 29, 2017 was 2.79%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of April 29, 2017, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of April 29, 2017, there was $136.3 million outstanding under the term loan.

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

As of April 29, 2017, the term loan bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which could not be less than 1.25%, plus an applicable margin of 6.00%.

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of April 29, 2017, we were in compliance with all covenants under the term loan.

On May 18, 2017, Sportsman’s Warehouse, Inc. entered into an amendment to its term loan. The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts rangining from 0.2x to 1.3x, with an average quarterly increase of 0.75x. As a result of the amendment, the interest rate on the Company’s term loan increased 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2016 Form 10-K.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments on our term loan made on April 29, 2017 the total payments to be made with respect to our long-term debt obligations was reduced from $136.7 million as of January 28, 2017 to $136.3 million as of April 29, 2017, of which approximately $1.2 million is payable during the remainder of fiscal year 2017. All other changes to our contractual obligations during the 13 weeks weeks ended April 29, 2017 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended April 29, 2017 and April 30, 2016.

	Thirteen Weeks Ended
	April 28,	April 30,
	2017	2016
	(dollars in thousands)
Net income (loss)	$(4,507)	$311
Interest expense	3,150	3,588
Income tax benefit	(2,410)	(1,543)
Depreciation and amortization	3,942	3,132
Stock-based compensation expense (1)	650	625
Pre-opening expenses (2)	1,629	1,189
Secondary offering expenses (3)	—	143
Professional fees (4)	1,744	—
Adjusted EBITDA	$4,198	$7,445

Adjusted EBITDA margin	2.7%	4.9%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P.

(4)Professional and other fees incurred in connection with the evaluation of a strategic acquisition.

Recent Accounting Pronouncements

For  a description of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements in this 10-Q. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”), we can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At April 29, 2017, the weighted average interest rate on our borrowings under our revolving credit facility was 2.79%. Based on a sensitivity analysis at April 29, 2017, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.25%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of April 29, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended April 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarterly period ended April 29, 2017 with respect to our litigation in the Lacey Marketplace action described in Part I, Item 3 of our Fiscal 2016 Form 10-K. See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements in this 10-Q for additional information.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2016 Form 10-K.

ITEM 5. OTHER INFORMATION

On May 18, 2017, our wholly owned subsidiary, Sportsman’s Warehouse, Inc., entered into the Second Amendment to Term Loan Agreement (the “Amendment”) to its term loan agreement, dated December 3, 2014, by and among Cortland Capital Markets Services LLC, as lender, and Sportsman’s Warehouse, Inc., as borrower (as amended, the “Term Loan”).

The Amendment increased the maximum leverage ratio in each of the remaining quarters under the Term Loan by amounts ranging from 0.2x to 1.3x with an average quarterly increase of 0.75c. The Amendment aslo increased the interest rate under the Term Loan to 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor, up from LIBOR plus 6.05% with a 1.25 LIBOR floor previously. All other terms of the Term Loan remain in full force and effect.

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

10.1*

Second amendment to term loan agreement, effective May 18, 2017, by and amoung Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: May 19, 2017	By:	/s/ John V. Schaefer
John V. Schaefer
Chief Executive Officer
(Principal Executive Officer)

Date: May 19, 2017	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)