Form 10-Q
period 2017-07-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2017-08-18
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2017

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

As of August 18, 2017, the registrant had 42,579,145 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended July 29, 2017 and July 30, 2016, both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2017 and the second quarter of fiscal year 2016, respectively. Fiscal year 2016 contained 52 weeks of operations ended January 28, 2017. Fiscal year 2017 contains 53 weeks of operations and will end on February 3, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	July 29,	January 28,
	2017	2017
Assets
Current assets:
Cash and cash equivalents	$1,821	$1,911
Accounts receivable, net	441	411
Merchandise inventories	302,229	246,289
Prepaid expenses and other	7,101	7,313
Income taxes receivable	717	—
Total current assets	312,309	255,924
Property and equipment, net	103,848	83,109
Deferred income taxes	4,350	5,097
Definite lived intangibles, net	1,215	2,118
Total assets	$421,722	$346,248

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$60,761	$31,549
Accrued expenses	52,653	49,586
Income taxes payable	—	979
Revolving line of credit	101,744	60,972
Current portion of long-term debt, net of discount and debt issuance costs	896	983
Current portion of deferred rent	3,864	3,150
Total current liabilities	219,918	147,219
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	132,931	133,721
Deferred rent, noncurrent	36,131	35,307
Total long-term liabilities	169,062	169,028
Total liabilities	388,980	316,247

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,579 and 42,269 shares issued and outstanding, respectively	426	422
Additional paid-in capital	80,839	80,146
Accumulated deficit	(48,523)	(50,567)
Total stockholders' equity	32,742	30,001
Total liabilities and stockholders' equity	$421,722	$346,248

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net sales	$191,493	$189,804	$348,391	$341,419
Cost of goods sold	122,875	123,619	231,158	226,762
Gross profit	68,618	66,185	117,233	114,657

Selling, general, and administrative expenses	54,383	49,514	106,766	95,630
Income from operations	14,235	16,671	10,467	19,027
Interest expense	(3,436)	(3,141)	(6,586)	(6,729)
Income before income taxes	10,799	13,530	3,881	12,298
Income tax expense	4,245	5,226	1,835	3,683
Net income	$6,554	$8,304	$2,046	$8,615
Earnings per share:
Basic	$0.15	$0.20	$0.05	$0.20
Diluted	$0.15	$0.20	$0.05	$0.20
Weighted average shares outstanding:
Basic	42,536	42,217	42,406	42,125
Diluted	42,587	42,490	42,457	42,406

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2017	2016
Cash flows from operating activities:
Net income	$2,046	$8,615
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	7,431	5,565
Amortization of discount on debt and deferred financing fees	344	549
Amortization of definite lived intangible	903	902
Change in deferred rent	1,538	3,885
(Gain) on asset dispositions	(14)	—
Deferred income taxes	747	288
Excess tax benefits from stock-based compensation arrangements	—	(449)
Stock-based compensation	1,052	1,558
Change in operating assets and liabilities:
Accounts receivable, net	(30)	160
Merchandise inventories	(55,940)	(47,924)
Prepaid expenses and other	132	2,412
Accounts payable	31,365	23,827
Accrued expenses	(6,001)	174
Income taxes payable and receivable	(1,696)	837
Net cash (used in) provided by operating activities	(18,123)	399
Cash flows from investing activities:
Purchase of property and equipment	(31,864)	(23,395)
Proceeds from deemed sale-leaseback transactions	503	—
Proceeds from sale of property and equipment	14	—
Net cash used in investing activities	(31,347)	(23,395)
Cash flows from financing activities:
Net borrowings on line of credit	40,772	40,808
Increase in book overdraft	10,105	4,101
Proceeds from issuance of common stock per employee stock purchase plan	283	258
Payment of withholdings on restricted stock units	(639)	(1,228)
Payment of deferred financing costs	(341)	—
Principal payments on long-term debt	(800)	(20,474)
Net cash provided by financing activities	49,380	23,465
Net change in cash and cash equivalents	(90)	469
Cash and cash equivalents at beginning of period	1,911	2,109
Cash and cash equivalents at end of period	$1,821	$2,578

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,705	5,895
Income taxes	2,675	4,708

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,781	3,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of July 29, 2017, the Company operated 83 stores in 22 states. The Company also operates an e-commerce platform at www.sportsmanswarehouse.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 28, 2017 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended July 29, 2017 are not necessarily indicative of the results to be obtained for the year ending February 3, 2018. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2017 filed with the SEC on March 24, 2017 (the “Fiscal 2016 Form 10-K”).

(2) Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying condensed consolidated financial statements include the accounts of Holdings and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Reporting Periods

The Company operates on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. The fiscal second quarters ended July 29, 2017 and July 30, 2016 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2017 and second quarter of fiscal year 2016, respectively. Fiscal year 2016 contained 52 weeks of operations ended January 28, 2017. Fiscal year 2017 contains 53 weeks of operations and will end on February 3, 2018.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated and individual store, e-commerce, and cost center basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores and e-commerce platform offer essentially the same general product mix, and the core customer demographic remains similar chain-wide, as does the Company’s process for the procurement and marketing of its product mix. Furthermore, the Company distributes its product mix chain-wide from a single distribution center. Given that the stores and e-commerce platform have the same economic characteristics, the individual stores and e-commerce platform are aggregated into one single operating and reportable segment.

Comprehensive Income

The Company has no components of net income that would require classification as other comprehensive income for the 13 and 26 week periods ended July 29, 2017 and July 30, 2016.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company expects that it will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting these standard updates, companies may use either a full retrospective or a modified retrospective approach. Management is evaluating the provisions of these standard updates and has determined that the Company will adopt this standard using a modified retrospective approach. Management does not anticipate significant changes to the Company’s current revenue recognition policy resulting from adoption of the new guidance; however, Management does anticipate significant changes related to footnote disclosures to the consolidated financial statements as a result of the adoption of the new guidance.

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including whether to elect the practical expedients outlined in the new standard. Management does expect the new standard to have a material impact on its consolidated financial statements once adopted.

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

Intangible – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. The ASU is effective for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. Management believes ASU 2017-04 will have no impact on the Company’s consolidated financial statements.

Compensation – Stock Compensation

In May 2017, the FASB issed ASU 2017-09, “ Compensation – Stock Compensation (Topic 718),” which clarifies what constitutes a modification of a share-based payment award. This ASU is effective for all entities for annual and interim reporting periods in fiscal years beginning after December 15, 2017. Early adoption is permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. Management believes ASU 2017-09 will have no impact on the Company’s consolidated financial statements.

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

(4) Property and Equipment

Property and equipment as of July 29, 2017 and January 28, 2017 were as follows:

	July 29,	January 28,
	2017	2017
Furniture, fixtures, and equipment	$60,571	$52,719
Leasehold improvements	85,171	61,986
Construction in progress	7,854	10,746
Total property and equipment, gross	153,596	125,451
Less accumulated depreciation and amortization	(49,748)	(42,342)
Total property and equipment, net	$103,848	$83,109

(5) Accrued Expenses

Accrued expenses consisted of the following as of July 29, 2017 and January 28, 2017:

	July 29,	January 28,
	2017	2017
Book overdraft	$15,460	$5,355
Unearned revenue	17,413	18,019
Accrued payroll and related expenses	5,749	9,430
Sales and use tax payable	4,094	4,802
Accrued construction costs	2,101	3,138
Other	7,836	8,842
	$52,653	$49,586

(6) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”). On July 24, 2017, the Company amended the credit agreement increasing the amount available to borrow under the Company’s senior secured revolving credit facility by $15.0 million to $150.0 million, subject to a borrowing base calculation.

As of July 29, 2017 and January 28, 2017, the Company had $110,904 and $67,110, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $9,160 and $6,138 as of July 29, 2017 and January 28, 2017, respectively. As of July 29, 2017, the Company had stand-by commercial letters of credit of $1,200 under the terms of the Revolving Line of Credit.

The Revolving Line of Credit contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5,000. The Revolving Line of Credit also contains customary events of default. The Revolving Line of Credit matures on the earlier to occur of (x) the date that is 90 days prior to the maturity date of our senior secured term loan, which maturity date is currently December 3, 2020, unless the term loan has been repaid to the extent permitted under the credit agreement governing the Revolving Line of Credit or the term loan maturity has been extended to October 23, 2022 or later and (y) July 24, 2022.

As of July 29, 2017 and January 28, 2017, the Revolving Line of Credit had $426 and $295, respectively in outstanding deferred financing fees. During the 13 weeks and 26 weeks ended July 29, 2017, the Company recognized $40 and $80, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks and 26 weeks ended July 30, 2016, the Company recognized $41 and $80, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

(7) Long-Term Debt

Long-term debt consisted of the following as of July 29, 2017 and January 28, 2017:

	July 29,	January 28,
	2017	2017
Term loan	$135,927	$136,727
Less discount	(777)	(877)
Less debt issuance costs	(1,323)	(1,146)
	133,827	134,704
Less current portion, net of discount and debt issuance costs	(896)	(983)
Long-term portion	$132,931	$133,721

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

On May 18, 2017, Sportsman’s Warehouse, Inc. entered into an amendment to its term loan. The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts ranging from 0.2x to 1.3x, with an average quarterly increase of 0.75x. As a result of the amendment, the interest rate on the Company’s term loan increased 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor.

As of July 29, 2017 and January 28, 2017, the Term Loan had an outstanding balance of $135,927 and $136,727, respectively. The outstanding amounts as of July 29, 2017 and January 28, 2017 are offset on the condensed consolidated balance sheets by an unamortized discount of $777 and $877, respectively, and debt issuance costs of $1,323 and $1,146, respectively.

During the 13 and 26 weeks ended July 29, 2017, the Company recognized $58 and $100, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 and 26 weeks ended July 29, 2017, the Company recognized $92 and $168, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 and 26 weeks ended July 30, 2016, the Company recognized $67 and $295 of non-cash interest expense with respect to the amortization of the discount. During the 13 and 26 weeks ended July 30, 2016, the Company recognized $88 and $174, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

During the 13 and 26 weeks ended July 29, 2017, the Company made the required quarterly payments on the Term Loan of $400 each quarter.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of July 29, 2017, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(8) Income Taxes

The Company recognized an income tax expense of $4,245 and $5,226 in the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. The Company recognized an income tax expense of $1,835 and $3,683 in the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. The Company’s effective tax rate for the 13 weeks ended July 29, 2017 and July 30, 2016 was 39.3% and 38.6%, respectively. The Company’s effective tax rate for the 26 weeks ended July 29, 2017 and July 30, 2016 was 47.3% and 29.9%, respectively. The change in the effective tax rate for the 26 weeks ended July 29, 2017, was primarily due to a discrete expense recognized in the period relating to the excess tax shortfall from the vesting of restricted stock units. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and discrete items.

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

The following table sets forth the computation of basic and diluted earnings  per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Net income	$6,554	$8,304	$2,046	$8,615
Weighted-average shares of common stock outstanding:
Basic	42,536	42,217	42,406	42,125
Dilutive effect of common stock equivalents	51	273	51	281
Diluted	42,587	42,490	42,457	42,406
Basic Earnings per share	$0.15	$0.20	$0.05	$0.20
Diluted Earnings per share	$0.15	$0.20	$0.05	$0.20
Restricted stock units considered anti-dilutive and excluded in the calculation	175	321	222	321

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended July 29, 2017 and July 30, 2016, the Company recognized total stock-based compensation expense of $399 and $933, respectively. During the 26 weeks ended July 29, 2017 and July 30, 2016, the Company recognized total stock-based compensation expense of $1,052 and $1,558, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated Statements of Operations.

Employee Stock Plans

As of July 29, 2017, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,392. As of July 29, 2017, there were 609 awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the period ended July 29, 2017, 51 shares were issued under this plan and the number of shares available for issuance was 690.

Nonvested Restricted Stock Awards

During the 13 and 26 weeks ended July 29, 2017, the Company did not issue any nonvested restricted stock awards to employees.

During the 13 and 26 weeks ended July 30, 2016, the Company did not issue any nonvested restricted stock awards to employees. During the 26 weeks ended July 30, 2016, the Company issued 162 nonvested stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested stock awards issued to employees vest over three years, with one third vesting on each grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at July 29, 2017	108	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	—
Grants	162	11.25
Forfeitures	—	—
Vested	—	—
Balance at July 30, 2016	162	$11.25

Nonvested Performance-Based Stock Awards

During the 13 and 26 weeks ended July 29, 2017, the Company did not issue any nonvested performance-based stock awards to employees.

During the 13 weeks ended July 30, 2016, the Company did not issue any nonvested performance-based stock awards to employees. During the 26 weeks ended July 30, 2016, the Company issued 159 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.25 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving a fiscal year 2016 performance target for same store sales and return on invested capital for new stores. Based on the performance conditions met for 2016, the finalized granted awards was 73.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at July 29, 2017	49	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended July 29, 2017, the Company issued 284 nonvested stock units to employees and independent members of the Board of Directors of the Company at an average value of $5.38 per share. During the 26 weeks ended July 29, 2017, the Company issued 456 nonvested  stock units to employees of the Company at an average value of $5.09 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

During the 13 weeks and 26 weeks ended July 30, 2016, the Company issued 29 nonvested  stock units to independent members of the Board of Directors at a value of $9.81 per share. These nonvested stock units vest over 12 months with one twelfth vesting each month from the grant date.

The Company had no net share settlements in the 13 weeks ended July 29, 2017 and July 30, 2016.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	456	5.09
Forfeitures	1	7.06
Vested	308	7.08
Balance at July 29, 2017	448	$5.12

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	599	$7.15
Grants	29	9.81
Forfeitures	4	7.04
Vested	306	7.26
Balance at July 30, 2016	318	$7.29

(11) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $11,993 and $10,885 for the 13 weeks ended July 29, 2017 and July 30, 2016, respectively.  Rent expense under these leases totaled $23,593 and $21,535 for the 26 weeks ended July 29, 2017 and July 30, 2016, respectively.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 85 stores in 22 states, totaling approximately 3.4 million gross square feet. During fiscal year 2017 to date, we have increased our gross square footage by 9.8% through the opening of ten stores in the following locations:

•	Cedar City, Utah on February 16, 2017
•	Moses Lake, Washington on February 23, 2017
•	Wilmington, North Carolina on April 6, 2017
•	Morgantown, West Virginia on April 27, 2017
•	Yuma, Arizona on May 11, 2017
•	Henderson, Nevada on May 20, 2017
•	Everett, Washington on June 8, 2017
•	Eureka, California on June 22, 2017
•	Spokane Valley, Washington on August 3, 2017
•	Stockton, California on August 17, 2017

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

Opening new stores is also an important part of our growth strategy. As of the date of this filing we have opened ten new stores in fiscal year 2017. While our target remains to grow our square footage at a rate of greater than 10 percent annually, we expect we will grow our square footage between 3 percent and 7 percent for fiscal 2018 as we shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 32 new stores that we have opened since 2010 and that have been open for a full twelve months have achieved an average four-wall Adjusted EBITDA margin of 13.3% and an average ROIC of 79.3% excluding initial inventory cost (and 29.2% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening new stores and improving the utilization of the existing selling square footage of our existing stores through various fixture strategies;
•	continuing to increase and improve same store sales in our existing markets;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our omni-channel capabilities.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly clothing and footwear, increasing foot traffic within our stores, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandising department. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

We expect the industry inventory oversupply currently present to result in continued high levels of promotions and resulting margin pressure through the remainder of fiscal year 2017, which we expect will be partially offset by an improvement in our product mix to higher margin products.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 56 of our current stores are being impacted by minimum wage increases in fiscal year 2017 that will drive up our selling, general, and administrative costs during fiscal year 2017.

Income from Operations

Income from operations is gross profit less selling, general, and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general, and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, secondary offering expenses, professional fees, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
Percentage of net sales:
Net sales	100.00%	100.00%	100.00%	100.00%
Cost of goods sold	64.2	65.1	66.4	66.4
Gross profit	35.8	34.9	33.6	33.6
Selling, general, and administrative expenses	28.4	26.1	30.6	28.0
Income from operations	7.4	8.8	3.0	5.6
Interest expense	1.8	1.7	1.9	2.0
Income before income taxes	5.6	7.1	1.1	3.6
Income tax expense	2.2	2.8	0.5	1.1
Net income	3.4	4.3	0.6	2.5
Adjusted EBITDA	10.7%	11.7%	7.1%	8.7%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 29,	July 30,	July 29,	July 30,
Department	Product Offerings	2017	2016	2017	2016
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	20.6%	19.6%	16.9%	16.3%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.4%	6.4%	7.3%	6.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	16.7%	15.4%	14.2%	13.8%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	6.8%	7.3%	6.6%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	40.3%	44.6%	46.4%	49.6%
Optics, Electronics, and Accessories	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars) and two-way radios	8.1%	7.8%	7.9%	7.6%
Other	License and BCI revenue, net of revenue discounts	(0.6%)	(0.6%)	(0.0%)	(0.2%)
Total		100.0%	100.0%	100.0%	100.0%

13 Weeks Ended July 29, 2017 Compared to 13 Weeks Ended July  30, 2016

Net Sales. Net sales increased by $1.7 million, or 0.9%, to $191.5 million in the 13 weeks ended July 29, 2017 compared to $189.8 million in the corresponding period of fiscal year 2016. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 13 weeks ended July 29, 2017 contributed $4.4 million to this increase.  Stores that were opened in fiscal year 2016 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $13.7 million of this increase. These increases were offset by a decrease in same store sales for the period of 9.0% compared to the corresponding period of fiscal year 2016.

All our departments, other than hunting and shooting, recognized an increase in net sales in the second quarter of fiscal year 2017 compared to the second quarter of fiscal year 2016 while our hunting and shooting department recognized a decrease in net sales during the second quarter of fiscal year 2017 compared to the same period in 2016. Specifically, our footwear, clothing, camping, fishing and optics, electronics and accessories departments increased $1.4 million, $2.0 million, $2.3 million, $2.7 million and $0.8 million, respectively, during the second quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016. Our hunting and shooting department decreased $7.5 million during the second quarter of fiscal year 2017 compared to the corresponding period of fiscal year 2016 due primarily to a decrease in demand for firearms and ammunition because less regulation is anticipated for restrictions on gun ownership as a result of the recent change in the U.S. Government administration.

With respect to same store sales, during the 13 weeks ended July 29, 2017, our clothing and footwear departments had increases of 5.9% and 2.0%, respectively while the hunting and shooting, fishing, camping and optics, electronics and accessories departments had decreases of 18.8%, 0.2%, 3.7% and 5.0%, respectively, compared to the corresponding period of fiscal year 2016. We had a better inventory position within our clothing and footwear departments during the 13 weeks ended July 29, 2017 compared to the corresponding prior year period which allowed us to capture increased revenue within these categories. Within hunting and shooting, firearms and ammunition decreased by 17.4% and 26.1%, respectively, during the 13 weeks ended July 29, 2017 compared to the corresponding period of fiscal year 2016. We experienced a decrease in demand for firearms and ammunition due in part to the change in the U.S. government administration and anticipated less regulation being put forward to tighten restrictions on gun ownership. As of July 29, 2017, we had 68 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.1 million, or 6.9%, to $2.0 million in the 13 weeks ended July 29, 2017 compared to $1.9 million in the corresponding period of fiscal year 2016.

Gross Profit. Gross profit increased by $2.4 million, or 3.7%, to $68.6 million for the 13 weeks ended July 29, 2017 from $66.2 million for the corresponding period of fiscal year 2016. As a percentage of net sales, gross profit increased by 90 basis points to 35.8% for the 13 weeks ended July 29, 2017 from 34.9% in the corresponding period of fiscal year 2016. The increase in gross profit as a percentage of new sales was due to a sales mix change compared to last year from our lower margin product categories (hunting and shooting) to our higher margin product categories (clothing, footwear, and camping), partially offset by increasing margin pressures in each of our departments due to industry oversupply and continued high levels of promotions.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.9 million, or 9.8%, to $54.4 million for the 13 weeks ended July 29, 2017 from $49.5 million for the corresponding period of fiscal year 2016. As a percentage of net sales, selling, general, and administrative expenses increased to 28.4% of net sales in the second quarter of fiscal year 2017 compared to 26.1% of net sales in the second quarter of fiscal year 2016. Selling, general, and administrative expenses increased due to increased advertising expenses and due to the increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, depreciation, other operating expenses and pre-opening expenses of $1.3 million, $1.1 million, $1.1 million, $1.4 million, and $0.1 million, respectively.

Interest Expense. Interest expense increased by $0.3 million, or 9.4%, to $3.4 million in the 13 weeks ended July 29, 2017 from $3.1 million for the corresponding period of fiscal year 2016. Interest expense increased primarily as a result of higher interest rates incurred during the quarter due to increased interest rates and increased borrowings under our revolving credit facility.

Income Taxes. We recognized income tax expense of $4.2 million and $5.2 million in the 13 weeks ended July 29, 2017 and July 30, 2016, respectively. Our effective tax rate for the 13 weeks ended July 29, 2017 and July 30, 2016 was 39.3% and 38.6%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and discrete items.

26 Weeks Ended July 29, 2017 Compared to 26 Weeks Ended July  30, 2016

Net Sales. Net sales increased by $7.0 million, or 2.0%, to $348.4 million in the 26 weeks ended July 29, 2017 compared to $341.4 million in the corresponding period of fiscal year 2016. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 26 weeks ended July 29, 2017 contributed $12.7 million to this increase.  Stores that were opened in fiscal year 2016 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $20.5 million of this increase. These increases were offset by a decrease in same store sales for the period of 8.0% compared to the corresponding period of fiscal year 2016.

All of our departments, other than hunting and shooting, recognized an increase in net sales in the first half of fiscal year 2017 compared to the first half of fiscal year 2016 while our hunting and shooting department recognized a decrease in net sales during the first half of fiscal year 2017 compared to the same period in 2016. Specifically, our footwear, clothing, camping, fishing and optics, electronics and accessories departments increased $3.1 million, $4.0 million, $3.2 million, $2.4 million and $1.5 million, respectively, during the first two quarters of fiscal year 2017 compared to the corresponding period of fiscal year 2016. Our hunting and shooting department decreased $7.7 million during the first half of fiscal year 2017 compared to the corresponding period of fiscal year 2016 due primarily to a decrease in demand for firearms and ammunition because less regulation is anticipated for restrictions on gun ownership as a result of the recent change in the U.S. Government administration.

With respect to same store sales, during the 26 weeks ended July 29, 2017, our clothing and footwear departments had increases of 7.8% and 4.8%, respectively while the hunting and shooting, fishing, camping and optics, electronics and accessories departments had decreases of 14.7%, 4.2%, 4.3% and 4.9%, respectively, compared to the corresponding period of fiscal year 2016. We had a better inventory position within our clothing and footwear departments during the 26 weeks ended July 29, 2017 compared to the corresponding prior year period which allowed us to capture increased revenue within these categories. Within hunting and shooting, firearms and ammunition decreased by 12.9% and 21.1%, respectively, during the 26 weeks ended July 29, 2017 compared to the corresponding period of fiscal year 2016. We experienced a decrease in demand for firearms and ammunition due in part to the change in the U.S. government administration and anticipated less regulation being put forward to tighten restrictions on gun ownership. As of July 29, 2017, we had 68 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $0.5 million, or 15.9%, to $3.8 million in the 26 weeks ended July 29, 2017 compared to $3.3 million in the corresponding period of fiscal year 2016.

Gross Profit. Gross profit increased by $2.6 million, or 2.2%, to $117.2 million for the 26 weeks ended July 29, 2017 from $114.7 million for the corresponding period of fiscal year 2016. As a percentage of net sales, gross profit remained flat at 33.6% for the 26 weeks ended July 29, 2017 from 33.6% in the corresponding period of fiscal year 2016.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $11.1 million, or 11.6%, to $106.8 million for the 26 weeks ended July 29, 2017 from $95.6 million for the corresponding period of fiscal year 2016. As a percentage of net sales, selling, general, and administrative expenses increased to 30.6% of net sales in the first half of fiscal year 2017 compared to 28.0% of net sales in the first half of fiscal year 2016. A large portion of the increase resulted from $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction.  Selling, general, and administrative expenses also increased due to increased advertising expenses and due to the increase in the number of stores in operation over the corresponding period of the prior year. Specifically, we incurred additional payroll, rent, depreciation, other operating expenses (excluding professional fees discussed above) and pre-opening expenses of $2.9 million, $2.1 million, $1.9 million, $2.1 million, and $0.5 million, respectively.

Interest Expense. Interest expense decreased by $0.1 million, or 2.1%, to $6.6 million in the 26 weeks ended July 29, 2017 from $6.7 million for the corresponding period of fiscal year 2016.

Income Taxes. We recognized income tax expense of $1.8 million and $3.7 million in the 26 weeks ended July 29, 2017 and July 30, 2016, respectively. Our effective tax rate for the 26 weeks ended July 29, 2017 and July 30, 2016 was 47.3% and 29.9%, respectively. The change in the effective tax rate for the 26 weeks ended July 29, 2017, was primarily due to a discrete expense recognized in the period relating to the tax shortfall recorded on the vesting of restricted stock units. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 35%, due to state taxes, permanent items, and discrete items.

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

For the 26 weeks ended July 29, 2017, we incurred approximately $31.9 million in capital expenditures. We expect total capital expenditures between $34.0 million and $38.0 million for fiscal year 2017. We also received $0.5 million from deemed sale-leaseback transactions and landlord incentives for the 26 weeks ended July 29, 2017. We expect to receive between $16.0 million and $18.0 million in deemed sale-leaseback transactions and landlord incentives for fiscal year 2017. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2017	2016
	(in thousands)
Cash flows (used in) provided by operating activities	$(18,123)	$399
Cash flows (used in) investing activities	(31,347)	(23,395)
Cash flows from financing activities	49,380	23,465
Cash and cash equivalents at end of period	1,821	2,578

Net cash used in operating activities was $18.1 million for the 26 weeks ended July 29, 2017, compared to cash provided by operations of $0.4 million for the corresponding period of fiscal year 2016, a change of approximately $18.5 million. Our cash flows used in operating activities increased primarily due to build up of inventory for the upcoming holiday season, and decrease in accrued expenses, partially offset by an increase in accounts payable.

Net cash used in investing activities was $31.3 million for the 26 weeks ended July 29, 2017 compared to $23.4 million for the corresponding period of fiscal year 2016. The change in our cash flows from investing activities is primarily a result of opening two additional stores during the first half of fiscal year 2017 compared to the number of stores opened during the first half of fiscal year 2016 and a decrease in amounts received in the current period for deemed sale-leaseback transactions.

Net cash provided by financing activities was $49.4 million for the 26 weeks ended July 29, 2017, compared to $23.5 million for the corresponding period of fiscal year 2016. The increase in net cash provided by financing activities when compared to 2016 was primarily due to the $20 million payment made on the term loan in the 26 weeks ended July 30, 2016 that was not present in 2017.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association. On July 24, 2017, we amended the credit agreement governing the revolving credit facility to increase the amount available to borrow under the Company’s senior secured revolving credit facility by $15.0 million to $150.0 million, subject to a borrowing base calculation. As of July 29, 2017, $22.9 million was available for borrowing and $101.7 million was outstanding under the revolving credit facility. The revolving credit facility matures on the earlier to occur of (x) the date that is 90 days prior to the maturity date of our senior secured term loan, which maturity date is currently December 3, 2020, unless the term loan has been repaid to the extent permitted under the credit agreement or the term loan maturity has been extended to October 23, 2022 or later and (y) July 24, 2022.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of July 29, 2017 was 3.03%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of July 29, 2017, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of July 29, 2017, there was $135.9 million outstanding under the term loan.

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

As of July 29, 2017, the term loan bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which could not be less than 1.25%, plus an applicable margin of 6.25%.

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of July 29, 2017, we were in compliance with all covenants under the term loan.

On May 18, 2017, Sportsman’s Warehouse, Inc. entered into an amendment to its term loan. The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts rangining from 0.2x to 1.3x, with an average quarterly increase of 0.75x. As a result of the amendment, the interest rate on the term loan increased 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor.

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

Contractual Obligations

In the normal course of business, we enter into various contractual obligations that may require future cash payments for long-term debt, operating lease obligations, letters of credit or other purchase obligations. As a result of the regularly scheduled principal and interest payments on our term loan made on July 29, 2017 the total payments to be made with respect to our long-term debt obligations was reduced from $136.7 million as of January 28, 2017 to $135.9 million as of July 29, 2017, of which approximately $0.8 million is payable during the remainder of fiscal year 2017. We also have increased the amount borrowed under our revolving credit facility from $61.0 million as of January 28, 2017 to $101.7 million as of July 29, 2017.  The revolving credit facility matures on the earlier to occur of (x) the date that is 90 days prior to the maturity date of our senior secured term loan, which maturity date is currently December 3, 2020, unless the term loan has been repaid to the extent permitted under the credit agreement governing the revolving credit facility or the term loan maturity has been extended to October 23, 2022 or later and (y) July 24, 2022. All other changes to our contractual obligations during the 26 weeks weeks ended July 29, 2017 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, secondary offering expenses, professional fees, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. In addition, Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of the company’s core operating performance.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended July 29, 2017 and July 30, 2016.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2017	2016	2017	2016
	(dollars in thousands)
Net income	$6,554	$8,304	$2,046	$8,615
Interest expense	3,436	3,141	6,586	6,729
Income tax expense	4,245	5,226	1,835	3,683
Depreciation and amortization	4,393	3,334	8,334	6,466
Stock-based compensation expense (1)	399	933	1,052	1,558
Pre-opening expenses (2)	1,395	1,335	3,023	2,524
Secondary offering expenses (3)	—	—	—	143
Professional fees (4)	—	—	1,744	—
Adjusted EBITDA	$20,422	$22,273	$24,620	$29,718

Adjusted EBITDA margin	10.7%	11.7%	7.1%	8.7%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At July 29, 2017, the weighted average interest rate on our borrowings under our revolving credit facility was 3.03%. Based on a sensitivity analysis at July 29, 2017, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.0 million. As long as LIBOR is less than 1.25%, the interest rates on our $160.0 million term loan will be fixed at 7.50%. Since we entered into the term loan facility on December 3, 2014, LIBOR has not exceeded 1.25%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of July 29, 2017 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended July 29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

There were no material developments during the quarterly period ended July 29, 2017 with respect to our litigation in the Lacey Marketplace action described in Part I, Item 3 of our Fiscal 2016 Form 10-K. See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements in this 10-Q for additional information.

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

10.1

Eighth Amendment to Credit Agreement, dated as of July 24, 2017 by and among Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender, and Sportsman’s  Warehouse, Inc., as Lead Borrower, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017)

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: August 18, 2017	By:	/s/ John V. Schaefer
John V. Schaefer
Chief Executive Officer
(Principal Executive Officer)

Date: August 18, 2017	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)