Form 10-K
period 2018-02-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2018-03-29
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Emerging growth company		☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of July 28, 2017, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on such date, was $172,997,516. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 27, 2018 was 42,617,757.

Portions of the Registrant’s Definitive Proxy Statement relating to the 2018 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2017 fiscal year, are incorporated by reference into Part III of this Report.

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

These forward-looking statements are based on current expectations, estimates, forecasts and projections about our business and the industry in which we operate and our management’s beliefs and assumptions. We derive many of our forward-looking statements from our own operating budgets and forecasts, which are based upon many detailed assumptions. While we believe that our assumptions are reasonable, we caution that predicting the impact of known factors is very difficult, and we cannot anticipate all factors that could affect our actual results.

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our retail-based business model is impacted by general economic conditions and economic and financial uncertainties may cause a decline in consumer spending;



•	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the demand for our products and our ability to conduct our business;



•	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;



•	we operate in a highly fragmented and competitive industry and may face increased competition;



•	we may not be able to anticipate, identify and respond to changes in consumer demands, including regional preferences, in a timely manner; and



•	we may not be successful in operating our stores in any existing or new markets into which we expand

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

iii

PART I

Item 1. Business.

Overview

Sportsman’s Warehouse is a high-growth outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and every enthusiast in between. Our mission is to provide a one-stop shopping experience that equips our customers with the right quality hunting, shooting, fishing and camping gear to maximize their enjoyment of the outdoors. We strive to accomplish this goal by tailoring our broad and deep merchandise assortment to meet local conditions and demand, offering everyday low prices, providing friendly support from our knowledgeable, highly trained staff and offering extensive in-store events and educational programming. These core strategies help position Sportsman’s Warehouse as the “local outdoor experts” and the preferred place to both shop and share outdoor-based experiences in the communities we serve. As a result, we are expanding our loyal customer base in existing markets and increasing our store footprint in new markets, which we believe will further drive our growth and profitability.

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 87 stores across 22 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 15,000 to 65,000 gross square feet, with an average size of approximately 40,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. Based on publicly available information, we believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. Together, these features enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas, or MSAs, with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this in three principal ways:

•

Locally Relevant Merchandise: We carry over 73,000 SKUs on average in each store, out of a pool of approximately 150,000 total SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, taking into account seasonal requirements, regional game and fishing species, geographic diversity, weather patterns and key demographic factors, so that our customers have the right product, at the right time, for the right location.

•

Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions, from big-ticket items to replenishment activity, as well as to meet the wide-ranging needs of customers from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded, “good, better and best” hard goods at everyday low prices, including a broad array of in-stock consumable items. Approximately 35% of our unit sales and 19% of our dollar sales during fiscal year 2017 were consumable goods, such as ammunition, bait, cleaning supplies, food, some lures, propane and reloading supplies. We believe this pairing of product breadth and consumable goods appeals to a broad range of customers and drives both repeat traffic and increased average ticket value.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than our principal competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this by exercising tight control over store-level expenses, real estate costs and corporate overhead. In addition, our growing store base, efficient, localized marketing spend and “no frills” warehouse store layout help us maintain comparatively low operating costs and provide us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.3 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2017, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average Adjusted EBITDA margin of 13.0%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our principal competitors. Approximately 62% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of February 3, 2018, we operate 87 stores across 22 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets.

 Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of 22 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 200 store managers and corporate employees, who have been with us for an average of approximately eight years.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of ten stores per year. We have opened one new store to date in fiscal year 2018 and currently plan to open an additional four new stores in the remainder of fiscal year 2018. In 2018, we expect we will grow our square footage approximately 3% as we shift some of our cash use to reducing our debt balance. Over the long term, however, our target remains to grow our square footage at a rate of greater than 10% annually. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 100 or more stores without significant additional capital investment.

Increasing Same Store Sales Growth. We are committed to increasing same store sales through a number of ongoing and new initiatives, including: the expansion of our omni-channel capabilities across all categories, expanding our product assortment through drop ship capabilities with select partners, continuing to provide the ability to purchase firearms using our website and pick up the firearm in the store, expanding our clothing offerings and private label program (such as our proprietary Rustic Ridge TM and Killik TM clothing lines),continuing our loyalty program, and continuing our “store-within-a-store” programs with major brands such as Carhartt, Columbia Sportswear and Under Armour. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our recent expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM clothing lines, and continuing marketing initiatives in our higher-margin clothing and footwear departments.

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

Our Stores

We operate 87 stores across 22 states as of February 3, 2018. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Wal-Mart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 40,000 gross square feet.

The following table lists the location by state of our 87 stores open as of February 3, 2018:

	Number of Stores		Number of Stores
Washington	11	New Mexico	3
California	10	North Carolina	1
Utah	9	Iowa	1
Oregon	8	Kentucky	1
Arizona	8	Louisiana	1
Colorado	6	Mississippi	1
Idaho	6	North Dakota	1
Alaska	5	South Carolina	1
Wyoming	4	Tennessee	1
Nevada	4	Virginia	1
Montana	3	West Virginia	1

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

We opened twelve new stores in fiscal year 2017. We have opened one new store to date in fiscal year 2018 and currently plan to open an additional four new stores in the remainder of fiscal year 2018. In 2018, we expect we will grow our square footage approximately 3% as we shift some of our cash use to reducing our debt balance. Over the long term, however, our target remains to grow our square footage at a rate of greater than 10% annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 15,000 to 45,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.3 million. For the first twelve month period after opening a new store, we target net sales of $8.0 million to $11.0 million, a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period. For the 40 stores opened since 2010 that have been open for a full twelve months (excluding our 10 acquired stores), we achieved an average four-wall Adjusted EBITDA margin of 13.1% and an average ROIC of 74.1% excluding initial inventory cost (and 27.9% including initial inventory cost) during the first twelve months of operations. In addition, we achieved an average pre-tax payback period of less than one year (excluding initial inventory cost) and expect to achieve an average pre-tax payback period of approximately 2.5 years (including initial inventory cost).

Omni-Channel Strategy

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

We also provide our online customers with convenient omni-channel services. To ensure that our customers have access to our entire assortment of products available on the e-commerce website, our retail stores feature kiosks that allow customers to place orders for items that are available only on our website or that are out of stock or not regularly stocked. We view our kiosk offering as an important complement to our larger format stores, as well as a key differentiator and extension of our smaller format stores. Our in-store pickup offering allows customers to order products through our e-commerce website and pick up the products in our retail stores without incurring shipping costs. We believe our ship-to-store functionality is a valuable service offering to customers, as well as a means to generate additional foot traffic to our retail stores.

Our website also features an online version of our Braggin’ Board, which complements our retail store Braggin’ Board forum. In addition, our website features local area content, including fishing reports and event schedules, as well as online educational resources, including tips, advice and links to video demonstrations on our dedicated YouTube channel. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill all orders in-house through our distribution center and through select partner drop ship integration. During fiscal year 2017, our e-commerce platform generated total sales of $11.9 million, or 1.5% of our total sales. Over the same period, our website received greater than 22.9 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our principal competitors. We employ a “good, better, and best” merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, select lures, propane and reloading supplies. During fiscal year 2017, sales of consumable goods accounted for approximately 35.0% of our unit sales and 19.0% of our dollar sales. We believe the sale of consumables and replenishment items drives repeat traffic, with approximately 65% of our customers visiting our stores seven or more times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands. These products are designed and priced to complement our branded assortment, by offering our customers a quality alternative at all price points. We believe the clothing, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we introduced our proprietary Rustic RidgeTM and KillikTM clothing lines. During fiscal year 2017, private label offerings accounted for approximately 3.5% of our total sales, compared to more than 20% for many of our sporting goods retail peers. We believe our private label products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

Products

Our stores are organized into six departments. The table below summarizes the key product lines and brands by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, firearms safety and storage, reloading equipment, and shooting gear
Optics, Electronics and Accessories	Gift items, GPS devices, knives, lighting, optics -e.g., binoculars and two-way radios

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

The following table shows our sales during the past three fiscal years presented by department:

	Fiscal Year Ended
	February 3,	January 28,	January 30,
Department	2018	2017	2016
Camping	15.1%	14.6%	14.6%
Clothing	9.3%	8.7%	8.9%
Hunting and Shooting	48.7%	50.9%	50.2%
Fishing	10.7%	10.0%	9.9%
Footwear	7.4%	7.1%	7.3%
Optics, Electronics, and Accessories	9.1%	9.0%	9.6%
Other	(0.3%)	(0.3%)	(0.5%)
Total	100.0%	100.0%	100.0%

Camping. Camping represented approximately 15.1% of our net sales during fiscal year 2017. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of tents and shelters for both multi-day back country use and weekend outings, sleeping bags for the most extreme conditions as well as the summer overnight trip, backpacks and backpacking gear, including camouflaged styles for hunting, generators for home and camp use, cooking and food preparation equipment, including stoves and extended-use coolers, as well as dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational family camping equipment, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Camp Chef, Coleman, Honda, Teton Sports, and Yeti Coolers.

Clothing. Clothing represented approximately 9.3% of our net sales during fiscal year 2017 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our clothing department, such as Carhartt, Columbia, Kings Mountain Shadow, Sitka, and Under Armour. We also intend to grow our proprietary clothing lines, Rustic RidgeTM and KillikTM. Our clothing selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We furthermore complement our technical clothing with an assortment of casual clothing that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 48.7% of our net sales during fiscal year 2017. Products such as ammunition, cleaning supplies, firearms, firearms safety and storage, and reloading selections are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. A backroom shop staffed with technicians allows us to support our hunting assortments for the benefit of the hunter, shooter, and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Remington Arms, Ruger, Smith & Wesson, and Winchester.

Fishing. Fishing represented approximately 10.7% of our net sales during fiscal year 2017 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear. Footwear represented approximately 7.4% of our net sales during fiscal year 2017 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with clothing, our footwear selection offers a variety of technical performance capabilities, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing, and Under Armour.

Optics, Electronics and Accessories. Our optics, electronics and accessories department represented approximately 9.1% of our net sales during fiscal year 2017. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting and other knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leica, Nikon, Swarovski Optik and Vortex Optics.

Other. Our other department represented approximately (0.3)% of our net sales during fiscal year 2017 and includes hunting and fishing licenses and background check revenue, net of revenue discounts.

Loyalty Programs

We have a loyalty program through which our consumers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted through all channels for both purchases and the use of redemption cards. As of February 3, 2018, we had approximately 1.6 million participants in our loyalty program.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2017, we purchased merchandise from approximately 1,500 vendors with no vendor accounting for more than approximately 6% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We distribute all of our merchandise from our efficient 507,000 square foot distribution center in Salt Lake City, Utah. We opened this facility in July 2013, more than doubling the available space from our prior facility, in order to accommodate our growing store base and e-commerce platform. The distribution center supports replenishment for all 87 stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use preferred carriers for replenishment of our retail stores. We ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of approximately 400 employees at peak inventory levels heading into the fourth quarter.

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

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, seasonal use of local and national television ads and a variety of out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including sponsoring the, Angler’s Channel, Fishful Thinking, Hooked on Utah and Eastman’s Hunting TV. Our total marketing expenses for fiscal year 2017 were approximately $10.2 million, excluding co-op reimbursement of $2.4 million.

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

Information Technology

Business critical information technology, or IT, systems include our supply chain systems, merchandise system, point-of-sale (POS) system, warehouse management system, e-commerce system, loss prevention system and financial and payroll systems. Our IT infrastructure is robustly designed to be able to access real-time data from any store or channel. The network infrastructure allows us to quickly and cost effectively add new stores to the wide area network, or WAN. The private WAN is built on a CenturyLink backbone with all of its resources and support. Additionally, we have implemented a redundant wireless WAN on Verizon’s infrastructure. All key systems will continue to run in the event of a power or network outage. All data is backed up daily from one storage array to another storage array.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on reports by the Outdoor Industry Association and other industry sources, that U.S. outdoor activities and sporting goods retail sales in our related product categories totaled over $70 billion in 2017. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, clothing and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

We believe growth in the U.S. outdoor activities and sporting goods market is driven by several key trends, centered around enhancing performance and enjoyment while participating in sporting and outdoor activities, including new product introductions, and the resilience of consumer demand for purchases in these categories versus other discretionary categories. We believe these factors will continue to foster growth in the outdoor activities and sporting goods market in the future.

Within the retail sporting goods sector, we operate primarily in the outdoor equipment, clothing and footwear segment, which includes hunting and shooting, fishing, camping and boating. This segment is growing at a faster rate than the sporting goods industry at large. The 2016 U.S. Fish and Wildlife national survey, published once every five years, found that fishing participation increased 9% and participation in wildlife relation recreation increased 6%, for Americans aged 16 and older from 2011 to 2016.

A 2017 National Sporting Goods Association report indicated that, from 2013 to 2016, there was a 10% increase in hunting with firearms participation, a 3% increase in camping participation, and a 9% increase in hiking participation.

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

Our principal competitors include the following:

•	independent, local specialty stores, often referred to as “mom & pops”;

•	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses, such as Bass Pro Shops and Cabela’s;

•	large-format sporting goods stores and chains, such as Academy Sports + Outdoors and Dick’s Sporting Goods; and

•	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers, such as Amazon, Target and Wal-Mart.

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

Over the past decade, specialty retailers, such as us, have gained market share of equipment sales at the expense of mass merchants, discount stores and independent retailers, or “mom & pop” shops, which we believe comprise approximately 65% of the market. In addition, while there are over 60,000 Type 01 Federal Firearms Licenses, or FFLs, in the United States today, only 4,000 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 95% of the market is fragmented among mom & pop stores. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more level throughout the year than many retailers, our sales are still traditionally somewhat higher in the third and fourth fiscal quarters than in the other quarterly periods. On average over the last three fiscal years, we have generated 27.3% and 29.3% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994, or AWB, which prohibited the manufacture of certain firearms defined as “assault weapons”; restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment; and placed restrictions on the sale of new high capacity ammunition feeding devices. Various states and local jurisdictions, including Colorado and California (states in which we operate stores), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Maryland, New Jersey, New York, and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. Connecticut and New York impose mandatory screening of ammunition purchases; California and the District of Columbia have requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; Florida recently passed legislation that, among other things, raises the minimum age to purchase any firearm to 21 from 18 and imposes a three-day waiting period on gun purchases; and some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Our e-commerce business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission, or FTC, which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers, and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

Compliance

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal and local regulations. While we view such inspections as a starting point, we employ more thorough internal compliance inspections to help ensure we are in compliance with all applicable laws. Our compliance department conducts at least one on-site inspection of each store location biennially. With the IT infrastructure systems we have in place, certain components of recall inspections can be done remotely.

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

Employees

As of February 3, 2018, we had approximately 5,000 total employees. Of our total employees, approximately 200 were based at our corporate headquarters in Midvale, Utah, approximately 300 were located at our distribution center, and approximately 4,500 were store employees. We had approximately 2,100 full-time employees and approximately 2,900 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. Our relationship with our employees is one of the keys to our success, and we believe that relationship is good.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available on our web site at www.sportsmanswarehouse.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. Any materials we file with the SEC are available at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. Additional information about the operation of the Public Reference Room can also be obtained by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. For instance, Florida recently passed legislation that, among other things, raises the minimum age to purchase any firearm to 21 from 18 and imposes a three-day waiting period on gun purchases in response to the Marjory Stoneman Douglas High School shooting in Parkland, Florida. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

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

•

other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses, such as Bass Pro Shops, Cabela’s and Gander Outdoors;

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $13.7 million, $12.0 million, and $12.8 million, in fiscal years 2017, 2016 and 2015, respectively, and our term loans require us to make quarterly principal payments of $0.4 million.

We are required to make mandatory prepayments based on any excess cash flows as defined in the term loan agreement. We will not be required to make a mandatory prepayment in fiscal year 2018 for excess cash flows.

The amount that we are able to borrow and have outstanding under our revolving credit facility at any given time is subject to a borrowing base calculation, which is a contractual calculation equal to roughly [90%] of the net orderly liquidation value of our eligible inventory, multiplied by (2) 90% of the eligible accounts receivable, less certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement for the revolving credit facility. As a result, our ability to borrow is subject to certain risks and uncertainties, such as a deterioration in the quality of our inventory (which is the largest asset in our borrowing base), a decline in sales activity and the collection of our receivables, which could reduce the funds available to us under our revolving credit facility.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends, including a shift of consumer spending from brick-and-mortar to online, and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	competition in the regional market of a store;

•	atypical weather;

•	new product introductions and changes in our product mix; and

•	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 27.3% and 29.3% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

Any delar or disruption of the supply of products from our vendors could have an adverse impact on our net sales and profitability.

We cannot predict when, or the extent to which, we will experience any delay or disruption in the supply of products from our vendors. Any such delay or disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. If any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on terms as favorable terms, or at all, which could adverse affect our sales and operating results. For instance, in March 2018, Remington, one of our largest vendors, filed for Chapter 11 relief under the United States Bankruptcy Code. Remington’s bankruptcy may impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.

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

In fiscal year 2017, approximately 2.6% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

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

We rely on information technology in our operations and any material failure, inadequacy, interruption or security breach or failure of that technology could disrupt our business and lead to reputational damage.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and customer data. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. We have taken steps to protect the security of our information systems and the data maintained in those systems. It is possible, however, that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks and similar breaches. These events could create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

If we are unable to successfully develop and maintain our omni-channel strategy, we may not be able to compete effectively and our sales and profitability may be adversely affected.

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. If we are unable to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected. Online shopping is rapidly evolving, and we expect competition in the e-commerce market to intensify in the future as the Internet facilitates competitive entry and comparison shopping. Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. Our future success could be adversely affected if we are unable to identify and capitalize on retail tends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers. In addition, many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. There are also regulatory restrictions on the sale of approximately 33% of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

We are also vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

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

Our net sales and profitability could be impacted if the strength of our brand is not maintained, and our sales of firearm-related products could present reputational risks and negative publicity.

Our success depends on the value and strength of the Sportsman’s Warehouse brand. The Sportsman’s Warehouse name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, any of which could result in decreases in net sales. In addition, the sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop with us, which could harm our results of operations and financial condition

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

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

Our Chief Executive Officer recently retired and we transitioned his role to our President and Chief Operating Officer.  The transition of our Chief Executive Officer role and maintaining other key management is critical to our success. If we lose key management or are unable to attract and retain the talent required for our business, our operating results and financial condition could suffer.

On March 13, 2018, John Schaefer retired as our Chief Executive Officer and our board of directors appointed Jon Barker, our President and Chief Operating Officer, as our new Chief Executive Officer.  The transition of the Chief Executive Officer role to Jon Barker and retaining other key management is critical to our success.  Our performance depends largely on the leadership efforts and abilities of our executive officers and other key employees. We have entered into employment agreements with Jon Barker, our President and Chief Executive Officer, and Kevan P. Talbot, our Chief Financial Officer and Secretary. None of our other employees have an employment agreement with us. The loss of one or more of our key employees or our inability to attract, integrate, train and retain qualified personnel in a timely manner, including members of management, could harm our business and negatively impact our ability to successfully manage our business or achieve our growth objectives.

Our business depends on our ability to meet our labor needs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including district managers, store managers, department managers and sales associates, who understand and appreciate our outdoor culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply in some areas, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Increases in the minimum wage could adversely affect our financial results.

Recently, legislative proposals have sought to increase the federal minimum wage in the United States, as well as the minimum wage in a number of individual states. Base wage rates for some of our employees are at or slightly above the minimum wage. As federal or state minimum wage rates increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

Once we adopt this new standard, we expect that, for the majority of our leases, the lease expense would include the amortization of the right-of-use asset and the recognition of interest expense based upon the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation. Currently, management is still assessing the impact the adoption of the new final lease standard will have on our financial statements. We currently expect this adoption will result in a material increase in the assets and liabilities on our consolidated balance sheets. While we believe the presentation of our financial statements will likely change, including the pattern of lease expense recognition, we do not believe the accounting pronouncement will change the fundamental economic reasons for which we lease our stores.

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

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in this filing and may make similar future public statements. For example, we state in this filing that:

•	we currently plan to open four additional new stores in fiscal year 2018 and, for the next several years thereafter, intend to grow our square footage at a rate greater than 10% annually; and

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended February 3, 2018, the closing price of our stock ranged from a high of $7.78 per share to a low of $3.46 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

•	our operating and financial performance and prospects, including seasonal fluctuations in our financial performance;

•	conditions that impact demand for our products;

•	the public’s reaction to our press releases, other public announcements and filings with the SEC;

•	changes in earnings estimates or recommendations by securities analysts who track our common stock;

•	market and industry perception of our success, or lack thereof, in pursuing our growth strategy;

•	strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings;

•	actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition;

•	changes in accounting standards, policies, guidance, interpretations or principles;

•	arrival or departure of key personnel;

•	sales of common stock by us or members of our management team; and

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

We currently operate 88 retail stores in 22 states. In total we have approximately 3.5 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

On March 12, 2014, we were added as a defendant to a pending consolidated action filed in the United States District Court, Western District of Washington, captioned as Lacey Market Place Associates II, LLC, et al. v. United Farmers of Alberta Co-Operative Limited, et al., Case No. 2:13-cv-00383-JLR against United Farmers of Alberta Co-Operative Limited (the seller of Wholesale Sports), Wholesale Sports, Alamo Group, LLC and Donald F. Gaube and spouse. The amended complaint was filed by the landlords of two stores that we did not assume in our purchase of assets from Wholesale Sports. Such stores were formerly operated by Wholesale Sports in Skagit and Thurston Counties in Washington. The amended complaint alleged breach of lease, breach of collateral assignment, misrepresentation, intentional interference with contract, piercing the corporate veil and violation of Washington’s Fraudulent Transfer Act.
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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial assessed $11.89 million against the defendants to the action, including us. We reviewed the decision and accrued $4.0 million in our results for the fiscal year ended January 31, 2015 related to this matter. We strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted our motion for judgment as a matter of law. Based on the court’s most recent judgment in our favor on July 30, 2015, we determined that the likelihood of loss in this case is not probable, and, as such, we reversed the previous accrual of $4.0 million in our results for the fiscal year ended January 30, 2016. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling setting aside the jury verdict, to the appellate court. The oral argument for the appeal was conducted on December 5, 2017 and on December 21, 2017 the appeals court ruled there to be no judgment against us.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

The common stock of Sportsman’s Warehouse Holdings Incorporated is listed for trading on the Nasdaq under the symbol “SPWH." As of February 3, 2018, there were 128 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

The following table sets forth, for the fiscal quarters indicated, the high and low sales prices per share of our common stock as reported on the Nasdaq:

	2017
	High	Low
First Quarter	7.80	3.86
Second Quarter	4.83	3.40
Third Quarter	4.83	3.40
Fourth Quarter	6.99	3.72

	2016
	High	Low
First Quarter	13.97	11.15
Second Quarter	11.50	7.77
Third Quarter	11.14	9.09
Fourth Quarter	9.83	7.89

Dividend Policy

We did not pay any dividends in fiscal year 2017 or fiscal year 2016.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on April 17, 2014 (the first day of trading of our Common Stock), through February 3, 2018 for (i) our Common Stock (“SPWH”), (ii) the S&P 500 Retailing Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	1/30/2015	5/1/2015	7/31/2015	10/30/2015	1/29/2016	4/29/2016	7/29/2016	10/28/2016	1/27/2017	4/29/2017	7/29/2017	10/28/2017	2/3/2018

SPWH	$73.13	$96.51	$119.90	$110.36	$134.46	$ 116.72	$ 104.41	$ 93.23	$ 80.92	$ 41.95	$ 43.38	$ 41.95	$ 50.36
S&P Retail	118.76	130.94	141.46	148.43	137.24	147.81	157.60	151.98	160.97	172.96	175.10	185.00	225.17
Russell 2000	102.42	107.93	108.86	102.11	90.99	99.38	107.21	104.37	120.46	123.07	125.61	132.55	135.98

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net sales (1)	$809,671	$779,956	$706,764	$639,869	$624,848
Cost of goods sold (1)	535,811	516,726	468,234	424,662	417,618
Gross profit	273,860	263,230	238,530	215,207	207,230
Selling, general and administrative expenses	227,292	202,543	179,218	170,315	147,140
Bankruptcy related expenses (benefit) (2)	—	—	—	—	55
Income from operations	46,568	60,687	59,312	44,892	60,035
Interest expense	(13,738)	(13,402)	(14,156)	(22,480)	(25,447)
Income before income taxes	32,830	47,285	45,156	22,412	34,588
Income tax expense	15,088	17,616	17,385	8,628	12,838
Net income	$17,742	$29,669	$27,771	$13,784	$21,750

Earnings per share:
Basic	$ 0.42	$0.70	$0.66	$0.34	$0.66
Diluted	$ 0.42	$0.70	$0.66	$0.34	$0.66

Weighted average shares outstanding:
Basic shares	42,496	42,187	41,966	39,961	33,170
Diluted shares	42,522	42,485	42,334	40,141	33,185

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands, except number of stores and per share amounts)
Consolidated Balance Sheet Data:
Total current assets	$280,755	$255,924	$232,710	$203,339	$175,627
Total assets	379,661	346,248	301,328	268,784	220,708
Long-term debt (including current portion), net of discount	133,339	134,704	155,016	156,107	227,611
Total liabilities	329,863	316,247	303,387	300,116	341,804
Total stockholders’ equity/(deficit)	49,798	30,001	(2,059)	(31,332)	(121,096)
Total liabilities and stockholders’ equity	379,661	346,248	301,328	268,784	220,708

Other Data:
Adjusted EBITDA (3)	$72,799	$82,254	$73,024	$66,252	$70,716
Adjusted EBITDA margin (3)	9.0%	11.0%	10.0%	10.0%	10.9%
Number of stores open at end of period	87	75	64	55	47
Same store sales growth/(decline) for period excluding e-Commerce (4)	(6.9)%	(0.8)%	1.1%	(8.4)%	(3.7)%
Same store sales growth/(decline) for period including e-Commerce (5)	(6.5)%	—	—	—	—

(1)

Prior to fiscal year 2016, we presented our sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. In fiscal year 2016, our management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model.  Net sales and cost of goods sold for fiscal years 2013, 2014 and 2015 shown above have been revised to reflect this revision.  This revision did not have any impact upon gross profit, net income or earnings per share.

(2)

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

(3)

Adjusted EBITDA has been presented in this filing as a supplemental measure of financial performance that is not required by, or presented in accordance with, generally accepted accounting principles, or GAAP. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. In addition, Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of the new stores opened and the number of new stores opened during any given period. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period.

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

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	February 3,	January 28,	January 30,	January 31,	February 1,
	2018	2017	2016	2015	2014
	(in thousands)
Net income	$17,742	$29,669	$27,771	$13,784	$21,750
Plus:
Interest expense	13,738	13,402	14,156	22,480	25,447
Income tax expense	15,088	17,616	17,385	8,628	12,838
Depreciation and amortization	17,706	13,974	11,569	9,150	6,277
Stock-based compensation expense (a)	2,294	3,186	2,257	3,293	365
Pre-opening expenses (b)	3,971	4,264	3,159	2,717	1,653
IPO bonus (c)	—	—	—	2,200	—
Litigation accrual (reversal) (d)	—	—	(4,000)	4,000	—
Secondary offering expenses (e)	—	143	727	—	—
Bankruptcy related expenses (f)	—	—	—	—	55
Acquisition expenses (g)	1,744	—	—	—	2,331
Asset Write-off (h)	516	—	—	—	—
Adjusted EBITDA	$72,799	$82,254	$73,024	$66,252	$70,716

(a)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.

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

(d)

In fiscal year 2014, we accrued $4.0 million for a pending litigation matter in which a jury trial assessed damages against us.  In fiscal year 2015, a court reversed the damages assessed against us and granted a motion for judgment as a matter of law in our favor.  As a result of that judgment, in fiscal year 2015, we reversed our previous accrual of $4.0 million.  On December 21, 2017, after appeal of the judgment in our favor, the appeals court ruled there to be no judgment against us.

(e)

We incurred certain costs related to secondary offerings of our common stock by affiliates of Seidler Equity Partners III, L.P. on September 15, 2015 and April 18, 2016. These costs were expensed as incurred.

(f)

We incurred certain costs related to our restructuring and emergence from Chapter 11 bankruptcy and included a liability as part of the reorganization value at August 14, 2009, the date of emergence from bankruptcy. Bankruptcy-related expenses are those amounts that are greater than the initial estimated restructuring costs. They are expensed as incurred.

(g)

Acquisition expense for fiscal year 2017 relate to fees incurred in connection with the evaluation of a strategic acquisition. Acquisition expenses for fiscal year 2013 relate to the costs associated with the acquisition of our 10 previously operated stores in Montana, Oregon and Washington.

(h)

We identified certain assets relating to our e-commerce platform that were no longer planned to be placed into service. These assets were expensed through selling, general, and administrative expenses during fiscal year 2017.

(4)Net sales from a store are included in same store sales on the first day of the 13th full month following the store’s opening or acquisition by us. For fiscal years consisting of 53 weeks, we exclude net sales during the 53rd week from our calculation of same store sales. We have historically excluded e-Commerce from our calculation of same store sales.  However, beginning with fiscal year 2017 and for future periods, same store sales results will include our e-Commerce sales. The e-Commerce sales for the fiscal years ended January 28, 2017, January 30, 2016, January 31, 2015, and February 1, 2014 were $3.8 million, $3.1 million, $2.8 million, and $2.5 million, respectively.

(5)We have historically presented our sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. Subsequent to filing our Annual Report on Form 10-K for fiscal year 2015, our management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model. This revision does not have any impact upon gross profit, net income or earnings per share.

The following table provides a reconciliation of the revision for the year ended February 1, 2014, January 31, 2015, and January 30, 2016 as reported on form 10-K (in thousands):

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 87 stores in 22 states, totaling approximately 3.5 million gross square feet. During fiscal year 2017, we increased our gross square footage by 11.3% through the opening of twelve stores in the following locations:

—	Cedar City, Utah on February 16, 2017
—	Moses Lake, Washington on February 23, 2017
—	Wilmington, North Carolina on April 6, 2017
—	Morgantown, West Virginia on April 27, 2017
—	Yuma, Arizona on May 11, 2017
—	Henderson, Nevada on May 20, 2017
—	Everett, Washington on June 8, 2017
—	Eureka, California on June 22, 2017
—	Spokane Valley, Washington on August 3, 2017
—	Stockton, California on August 17, 2017
—	Visalia, California on September 21, 2017
—	Pueblo, Colorado on November 9, 2017

Individual stores are aggregated into one operating and reportable segment.

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2017, 2016 and 2015 ended on February 3, 2018, January 28, 2017, and January 30, 2016, respectively. Fiscal year 2017 contained 53 weeks of operations. Fiscal years 2016 and 2015, each contained 52 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We have historically excluded e-Commerce from our calculation of same store sales. However, beginning with fiscal year 2017 and for subsequent periods, same store sales results will include our e-Commerce sales. For fiscal years consisting of 53 weeks, such as fiscal year 2017, we exclude net sales during the 53rd week from our calculation of same store sales. Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

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

Opening new stores is also an important part of our growth strategy. For fiscal year 2017 we opened 12 stores and as of the date of this filing we have opened one new store for fiscal year 2018 and announced 4 additional locations that will be opened in fiscal year 2018. While our target remains to grow square footage at a rate of greater than 10% annually, we expect we will grow our square footage approximately 3% for fiscal year 2018 as we shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operation for a new store. The 40 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 13.1% and an average ROIC of 74.1% excluding initial inventory cost (and 27.9% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth. In 2017, 56 of our stores were impacted by minimum wage increases that increased our selling, general and administrative expenses during fiscal 2017.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Percentage of net sales:
Net sales (1)	100.00%	100.00%	100.00%
Cost of goods sold (1)	66.2	66.3	66.3
Gross profit	33.8	33.7	33.7
Selling, general and administrative expenses	28.1	26.0	25.4
Income from operations	5.7	7.7	8.3
Interest expense	1.7	1.7	2.0
Income before income taxes	4.0	6.0	6.3
Income tax expense	1.9	2.3	2.5
Net income	2.2	3.7	3.8
Adjusted EBITDA	9.0%	11.0%	10.0%

(1)

Prior to fiscal year 2016, we presented our sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. In fiscal year 2016, our management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model.  Net sales and cost of goods sold for fiscal year 2015 shown above have been revised to reflect this revision. This revision did not have any impact upon gross profit, net income or earnings per share.

The following table shows our sales during the periods presented by department:

	Fiscal Year Ended
	February 3,	January 28,	January 30,
Department	2018	2017	2016
Camping	15.1%	14.6%	14.6%
Clothing	9.3%	8.7%	8.9%
Hunting and Shooting	48.7%	50.9%	50.2%
Fishing	10.7%	10.0%	9.9%
Footwear	7.4%	7.1%	7.3%
Optics, Electronics, and Accessories	9.1%	9.0%	9.6%
Other	(0.3%)	(0.3%)	(0.5%)
Total	100.0%	100.0%	100.0%

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Sales.  Net sales increased by $29.7 million, or 3.8%, to $809.7 million in fiscal year 2017 compared to $780.0 million in fiscal year 2016. Net sales increased due to $72.1 million in incremental sales from our new stores and stores not yet included in same store sales and $10.6 million in sales from an additional week in fiscal year 2017.  Our increase in net sales was partially offset by a 6.9% decrease in same store sales excluding e-commerce, and a 6.5% decrease including e-commerce sales, including an 11.5% decrease in same store sales for our hunting department, including e-commerce. Our twelve new stores opened in fiscal 2017 generated net sales of $48.6 million during this period. Existing stores that were not included in same store sales generated $23.6 million in additional net sales in fiscal year 2017 over fiscal year 2016.

With respect to same store sales, our clothing department realized an increase in same store sales of 1.4%, including e-commerce. Our other 5 departments (camping, fishing, hunting, footwear, and optics, electronics, and accessories) incurred decreases in same store sales, including e-commerce. In particular, we saw decreases of 2.5%, 0.6%, 11.5%, 0.2% and 4.7%, respectively in these departments, including e-commerce. The main contributing factor to the decrease in these departments was a decrease in foot traffic in our stores, which was a result of a decreased demand in firearms and ammunition. Firearms and ammunitions decreased by 9.4% and 15.8%, respectively, during fiscal year 2017 compared to fiscal year 2016.  We experienced a decrease in demand for firearms and ammunition due in part to the change in the U.S. government administration and anticipated less regulation being put forward to tighten restrictions on gun ownership.  As of February 3, 2018, we had 75 stores included in our same store sales calculation. As fiscal year 2017 contained 53 weeks of operations, we exclude net sales during the 53rd week from our calculation of same store sales.

Net sales from our e-commerce business increased by $2.5 million, or 27.1%, to $11.9 million in fiscal year 2017 compared to $9.3 million in fiscal year 2016.

Gross Profit. Gross profit increased by $10.6 million, or 4.0%, to $273.9 million for fiscal year 2017 from $263.2 million for fiscal year 2016. As a percentage of net sales, gross profit increased to 33.8% compared to gross profit of 33.7% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.8 million, or 12.2%, to $227.3 million for fiscal year 2017 from $202.5 million for fiscal year 2016. Selling, general and administrative expenses were 28.1% of net sales in fiscal year 2017 compared to 26.0% of net sales in fiscal year 2016. Specifically, we incurred additional payroll, rent, depreciation and amortization and other operating expenses of $8.9 million, $5.5 million, $3.7 million and $5.3 million, respectively, during fiscal year 2017 compared to fiscal year 2016, which were caused by the increase in the number of stores open during the year as compared to the prior year. We also incurred an additional $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction. We also incurred $0.5 million in relation to the write-off of IT related assets. Additionally, we incurred $0.9 million in a one time bonus expense paid to non-executive employees in connection with the Tax Cuts and Jobs Act. These increases were offset slightly by a reduction in preopening expenses of $0.3 million during fiscal year 2017 compared to fiscal year 2016. Overall selling, general, and administrative expenses were lower on a per-store basis when compared to 2016.

Interest Expense. Interest expense increased by $0.3 million, or 2.5%, to $13.7 million in fiscal year 2017 from $13.4 million for fiscal year 2016. Interest expense increased primarily as a result of rate increases by the Federal Reserve that impacted the rate of interest paid on our line of credit and term loan facilities.

Income Taxes. We recorded an income tax expense of $15.1 million for fiscal year 2017 compared to income tax expense of $17.6 million for fiscal year 2016. Our effective tax rate changed from fiscal year 2016 of 37.3% to 46.0% in 2017 due to the Tax Cuts and Jobs Act (the “Tax Act”) enacted on December 22, 2017. We recognized an additional $2.6 million in tax expense associated with U.S. tax reform. The 2017 effective tax rate before U.S. tax reform adjustments would have been 39.2%. The increase compared with 2016 is primarily due to tax shortfalls relating to the vesting of restricted stock units during 2017.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provides guidance on accounting for the tax effects of the Tax Act. SAB 118 provides for a measurement period that may not extend beyond one year from the Tax Act enactment date for companies to complete the required accounting under ASC 740. In accordance with SAB 118, a company must reflect, as of the end of the accounting period that includes the date of enactment of the Tax Act, only those income tax effects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that the company's accounting for certain income tax effects of the Tax Act is incomplete, but the company is able to determine a reasonable estimate, the company must record a provisional estimate in the financial statements. If the company cannot determine a provisional estimate, it must continue to apply ASC 740 on the basis of the provisions of the tax law that were in effect immediately before the enactment of the Tax Act.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. However, the Company does not have any provisional estimates associated with the Tax Act and has recorded a tax expense related to the net change in deferred tax assets of $2,600 for 2017.

Additional information pertaining to the Tax Act can be found in Note 14 to the Consolidated Financial Statements included in this report.

Fiscal Year 2016 Compared to Fiscal Year 2015

Net Sales. Net sales increased by $73.2 million, or 10.4%, to $780.0 million in fiscal year 2016 compared to $706.8 million in fiscal year 2015. Net sales increased due to net sales generated from our eleven new store openings during fiscal year 2016 and a full year of the nine stores opened during fiscal year 2015 for the period of time prior to inclusion in our same store sales. These new stores generated $84.2 million in additional net sales in the fiscal year 2016 compared to fiscal year 2015. This increase in sales from our new store openings was partially offset by a decrease in our same stores sales for the period of 0.8%, excluding e-commerce.

With respect to same store sales, our fishing department realized an increase in same store sales of 1.1%, excluding e-commerce. Our other 5 departments (camping, clothing, hunting, footwear, and optics, electronics, and accessories) incurred decreases in same store sales. In particular, we saw decreases of 1.2%, 1.9%, 4.9%, 0.4% and 6.9%, respectively in these departments, excluding e-commerce. The main contributing factor to the decrease in these departments was a decrease in foot traffic in our stores, which was a result of a decreased demand in firearms and ammunition. As of January 28, 2017, we had 64 stores included in our same store sales calculation.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $23.3 million, or 13%, to $202.5 million for fiscal year 2016 from $179.2 million for fiscal year 2015. Selling, general and administrative expenses were 26.0% of net sales in fiscal year 2016 compared to 25.4% of net sales in fiscal year 2015. Specifically, we incurred additional payroll, rent, depreciation and amortization and other operating expenses of $10.0 million, $3.8 million, $2.4 million and $6.0 million, respectively, during fiscal year 2016 compared to fiscal year 2015, which were caused by the increase in the number of stores open during the year as compared to the prior year. Overall these expenses were lower on a per-store basis when compared to 2015. In fiscal year 2016 we incurred $0.1 million in costs related to a secondary offering. Also, in fiscal year 2015, we reversed the $4.0 million accrual taken in fiscal year 2014 related to the Lacey Marketplace litigation matter because the court granted our motion for judgment as a matter of law. The increase in selling, general and administrative expenses were partially offset by a $0.5 million decrease in costs related to secondary offerings.

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

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2017 and 2016. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2017				Fiscal Year 2016
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$243,165	$218,115	$191,493	$156,898	$221,376	$217,161	$189,804	$151,615
Gross profit	79,664	76,963	68,618	48,615	74,308	74,265	66,185	48,472
Income from operations (1)	16,581	19,520	14,235	(3,769)	21,114	20,546	16,671	2,356
Net income (loss) (1)	5,888	9,808	6,554	(4,508)	10,540	10,514	8,304	311
Diluted earnings (loss) per share	0.14	0.23	0.15	(0.11)	0.25	0.25	0.20	0.01
As a percentage of full year results:
Net sales	30.0%	26.9%	23.7%	19.4%	28.4%	27.8%	24.3%	19.4%
Gross profit	9.8%	9.5%	8.5%	6.0%	9.5%	9.5%	8.5%	6.2%
Income (loss) from operations	2.0%	2.4%	1.8%	-0.5%	2.7%	2.6%	2.1%	0.3%
Net income (loss)	0.7%	1.2%	0.8%	-0.6%	1.4%	1.3%	1.1%	0.0%
Operating data:
Number of stores open at end of period	87	86	83	79	75	75	70	67

(1)

This line includes, for the first quarter of 2016, $0.1 million, in expenses paid by us in connection with a secondary offering of our common stock by affiliates of Seidler Equity Partners III, L.P. and one of our executive officers; for the first quarter of 2017, $1.7 million, of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction.

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

For fiscal year 2017, we incurred approximately $41.2 million in gross capital expenditures. We also received $9.0 million from sale-leaseback transactions. We expect gross capital expenditures between $20.0 million and $26.0 million for fiscal year 2018. We intend to fund these initiatives with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 3,	January 28,
	2018	2017
	(in thousands)
Cash flows provided by operating activities	$30,775	$15,482
Cash flows (used in) investing activities	(32,136)	(27,494)
Cash flows provided by financing activities	1,219	11,814
Cash at end of period	1,769	1,911

Net cash provided by operating activities was $30.8 million for fiscal year 2017, compared to $15.5 million for fiscal year 2016. Our net cash provided by operating activities increased primarily due to decreased inventory purchases as we continue to manage our in-store inventory more efficiently as well as an increase in accounts payable, partially offset by a decrease in net income.

Net cash used in investing activities was $32.1 million for fiscal year 2017 compared to $27.5 million for fiscal year 2016. The increase in cash used in investing activities was primarily a result of decreased proceeds from sale leaseback transactions of $9.0 million in fiscal year 2017 compared to $11.9 million in fiscal year 2016.  Capital expenditures increased to $41.2 million for fiscal year 2017 compared to $39.4 million for fiscal year 2016 due to one additional store being opened in 2017 when compared to our new store openings in 2016.

Net cash provided by financing activities was $1.2 million for fiscal year 2017 compared to net cash provided by financing activities of $11.8 million for fiscal year 2016.  In fiscal year 2017, we reduced net borrowings of $1.0 million from our line of credit and reduced the balance on our term loan by $1.6 million. These payments were offset by an increase in our book overdraft of $4.6 million in fiscal year 2017.

Senior Secured Revolving Credit Facility. We have a senior secured revolving credit facility with Wells Fargo Bank, National Association. On July 24, 2017, we amended the credit agreement governing the revolving credit facility to increase the amount available to borrow under our senior secured revolving credit facility by $15.0 million to $150.0 million, subject to a borrowing base calculation. As of February 3, 2018, we had $66.6 million outstanding under the revolving credit facility, with $66.9 million available for borrowing. The revolving credit facility matures on the earlier to occur of (x) the date that is 90 days prior to the maturity date of our senior secured term loan, which maturity date is currently December 3, 2020, unless the term loan has been repaid to the extent permitted under the credit agreement or the term loan maturity has been extended to October 23, 2022 or later and (y) July 24, 2022.

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

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of February 3, 2018 was 3.26%.

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

The revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5.0 million. The revolving credit facility also contains customary events of default. As of February 3, 2018, we were in compliance with all covenants under the revolving credit facility.

Senior Secured Term Loan. We have a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020. The term loan requires quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020. A final installment payment consisting of the remaining unpaid balance is due on December 3, 2020. As of February 3, 2018, there was $135.1 million outstanding under the term loan.

As of February 3, 2018, the term loan bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which could not be less than 1.25%, plus an applicable margin of 6.25%. During 2017, LIBOR exceeded the floor rate of 1.25%. At February 3, 2018, the rate of our borrowings under our term loan was 7.63%.

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

The term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The term loan also requires us to comply with specified financial covenants, including a minimum interest coverage ratio and a maximum total net leverage ratio. The term loan also contains customary events of default. As of February 3, 2018, we were in compliance with all covenants under the term loan.

On May 18, 2017, Sportsman’s Warehouse, Inc. entered into an amendment to its term loan. The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts ranging from 0.2x to 1.3x, with an average quarterly increase of 0.75x. As a result of the amendment, the interest rate on the term loan increased 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor.

Critical Accounting Policies and Estimates

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

Revenue Recognition

We recognize revenue on our retail sales at the time of the sale in the store. We record a reserve for estimated product returns in each reporting period based on our historical experience. Had our estimate of product returns been lower or higher by 10% as of February 3, 2018, our operating income would have been correspondingly higher or lower by approximately $0.1 million.

Our policy regarding gift cards sold is to record revenue as the gift cards are redeemed for merchandise. Prior to their redemption, the gift cards are recorded as a liability. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which we believe the likelihood of redemption by the customer is remote. During the fiscal years ended February 3, 2018 and January 28, 2017, we recognized $1.3 million and $0.4 million, respectively, in gift card breakage income. We include gift card breakage income as a reduction in selling, general and administrative expenses, if applicable. Had our estimate of breakage on our recorded liability for gift cards been lower or higher by 10% of the recorded liability as of February 3, 2018, our selling, general and administrative expenses would have been correspondingly higher or lower by approximately $1.0 million.

Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended February 3, 2018 and January 28, 2017, we recognized $1.0 and $0.6 million of loyalty breakage income, respectively. This income is included in the accompanying consolidated statements of income as an increase in net sales. Had our estimate of breakage for loyalty been lower or higher by 10% of the recorded liability as of February 3, 2018, the amount recognized in revenue relating to this breakage would have been higher or lower by approximately $0.1 million.

We will adopt new revenue recognition standards in the first quarter of fiscal year 2018.  See Note 2 to our consolidated financial statements included elsewhere in this Form 10-K. Management expects these new standards will impact the timing of revenue recognition for gift card and loyalty program rewards breakage. Revenue related to the unredeemed portion of our gift cards and loyalty program rewards will be recognized over the expected redemption period, rather than waiting until the likelihood of redemption becomes remote or the rewards expire. This change is not expected to change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized. We have completed our analysis over the acceleration of revenue relating to the gift card and loyalty program rewards breakage and determined the amount to be approximately $3.4 million that will be recorded to beginning retained earnings in the first quarter of fiscal year 2018.

Inventory Valuation

We adopted ASU 2015-11 “Simplifying the Measurement of Inventory” in the first quarter of fiscal year 2017 and has measured our inventory at the lower of cost or net realizable value. This adoption had no impact on the value of inventory presented on the consolidated balance sheet for the fiscal year 2017.

Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of February 3, 2018, our cost of sales would have been correspondingly lower or higher by approximately $0.6 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal year ended February 3, 2018 or January 28, 2017.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of February 3, 2018 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

\
		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(in thousands)
Long-term debt obligations (1)	$165,615	$12,482	$22,406	$130,727	$—
Operating lease obligations (2)	303,486	45,128	86,414	73,214	98,730
Standby letters of credit	1,505	1,505	—	—	—
Purchase/Construction obligations (3)	3,370	3,370	—	—	—

(1)

Long-term debt obligations do not reflect the amounts outstanding under our revolving credit facility, because those amounts are considered current liabilities, and do not reflect any mandatory prepayments of our term loans that may be required upon the occurrence of certain events, which are described above under “—Liquidity and Capital Resources.” Long-term obligations include interest to be paid until maturity. For loans that have variable rate interest, we have calculated future interest obligations based on the interest rate for that loan as of February 3, 2018.

(2)

Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $8.0 million, $7.6 million, and $7.3 million in fiscal years 2017, 2016, and 2015, respectively.

(3)

In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with GAAP, these obligations are not recorded in our financial statements.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains/losses, and expenses that we do not believe are indicative of our ongoing expenses. Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our consolidated financial statements included elsewhere in this 10-K. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”) can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loans carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At February 3, 2018, the weighted average interest rate on our borrowings under our revolving credit facility was 3.26%. Based on a sensitivity analysis at February 3, 2018, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.5 million. As long as LIBOR is less than 1.25%, the interest rate on our $160.0 million term loan will be fixed at 7.25%. During 2017, LIBOR exceeded the floor rate of 1.25% causing the interest rate on our term loan to become variable depending on the LIBOR rate. At February 3, 2018, the rate of our borrowings under our term loan was 7.63%. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (and subsidiaries) (the Company) as of February 3, 2018 and January 28, 2017, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended February 3, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 3, 2018, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002

Salt Lake City, Utah

March 29, 2018

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	February 3,	January 28,
	2018	2017
Assets
Current assets:
Cash	$1,769	$1,911
Accounts receivable, net	319	411
Merchandise inventories	270,594	246,289
Prepaid expenses and other	8,073	7,313
Total current assets	280,755	255,924
Property and equipment, net	94,035	83,109
Deferred income taxes	4,595	5,097
Definite lived intangibles, net	276	2,118
Total assets	$379,661	$346,248

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$36,788	$31,549
Accrued expenses	50,602	49,586
Income taxes payable	2,586	979
Revolving line of credit	59,992	60,972
Current portion of long-term debt, net of discount and debt issuance costs	990	983
Current portion of deferred rent	4,593	3,150
Total current liabilities	155,551	147,219
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	132,349	133,721
Deferred rent, noncurrent	41,963	35,307
Total long-term liabilities	174,312	169,028
Total liabilities	329,863	316,247

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,617 and 42,269 shares issued and outstanding, respectively	426	422
Additional paid-in capital	82,197	80,146
Accumulated deficit	(32,825)	(50,567)
Total stockholders' equity	49,798	30,001
Total liabilities and stockholders' equity	$379,661	$346,248

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net sales	$809,671	$779,956	$706,764
Cost of goods sold	535,811	516,726	468,234
Gross profit	273,860	263,230	238,530

Selling, general, and administrative expenses	227,292	202,543	179,218
Income from operations	46,568	60,687	59,312
Interest expense	(13,738)	(13,402)	(14,156)
Income before income taxes	32,830	47,285	45,156
Income tax expense	15,088	17,616	17,385
Net income	$17,742	$29,669	$27,771
Earnings per share:
Basic	$0.42	$0.70	$0.66
Diluted	$0.42	$0.70	$0.66
Weighted average shares outstanding:
Basic	42,496	42,187	41,966
Diluted	42,522	42,485	42,334

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated deficit	Total stockholders' (deficit)equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 31, 2015	41,818	$418	—	$—	$76,257	$(108,007)	$(31,332)
Vesting of restricted stock units	186	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,041)	—	(1,041)
Excess tax benefit from restricted stock units	—	—	—	—	286	—	286
Stock based compensation	—	—	—	—	2,257	—	2,257
Net income	—	—	—	—	—	27,771	27,771
Balance at January 30, 2016	42,004	$420	—	$—	$77,757	$(80,236)	$(2,059)
Vesting of restricted stock units	207	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,228)	—	(1,228)
Issuance of common stock for cash per employee stock purchase plan	58	—	—	—	433	—	433
Stock based compensation	—	—	—	—	3,186	—	3,186
Net income	—	—	—	—	—	29,669	29,669
Balance at January 28, 2017	42,269	$422	—	$—	$80,146	$(50,567)	$30,001
Vesting of restricted stock units	260	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(635)	—	(635)
Issuance of common stock for cash per employee stock purchase plan	88	1	—	—	395	—	396
Stock based compensation	—	—	—	—	2,294	—	2,294
Net income	—	—	—	—	—	17,742	17,742
Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fifty-three/Fifty-two Weeks Ended
	February 3	January 28,	January 30,
	2018	2017	2016
Cash flows from operating activities:
Net income	$17,742	$29,669	$27,771
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	15,864	12,169	9,763
Amortization of discount on debt and deferred financing fees	708	1,122	817
Amortization of definite lived intangible	1,842	1,805	1,806
Change in deferred rent	8,098	6,307	1,161
Loss on asset dispositions	516	—	—
Deferred income taxes	502	167	3,062
Excess tax benefits from stock-based compensation arrangements	—	(449)	(286)
Stock-based compensation	2,294	3,186	2,257
Change in operating assets and liabilities:	—	—	—
Accounts receivable, net	92	58	(44)
Merchandise inventories	(24,305)	(28,495)	(31,885)
Prepaid expenses and other	(681)	(1,064)	(5,435)
Accounts payable	7,536	(15,530)	18,198
Accrued expenses	(1,040)	6,888	983
Income taxes payable and receivable	1,607	(351)	7,255
Net cash provided by operating activities	30,775	15,482	35,423
Cash flows from investing activities:
Purchase of property and equipment	(41,172)	(39,417)	(33,957)
Proceeds from deemed sale-leaseback transactions	9,022	11,923	19,006
Proceeds from sale of property and equipment	14	—	—
Net cash used in investing activities	(32,136)	(27,494)	(14,951)
Cash flows from financing activities:
Net borrowings on line of credit	(980)	35,709	(16,636)
Increase (decrease) in book overdraft	4,589	(1,827)	(1,123)
Proceeds from issuance of common stock per employee stock purchase plan	396	433	—
Excess tax benefits from stock-based compensation arrangements	—	—	286
Payment of withholdings on restricted stock units	(635)	(1,228)	(1,041)
Payment of deferred financing costs	(551)	—	—
Principal payments on long-term debt	(1,600)	(21,273)	(1,600)
Net cash provided by (used in) financing activities	1,219	11,814	(20,114)
Net change in cash	(142)	(198)	358
Cash at beginning of period	1,911	2,109	1,751
Cash at end of period	$1,769	$1,911	$2,109

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$13,532	11,965	16,408
Income taxes	12,839	18,444	10,328

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,142	5,972	1,263

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of February 3, 2018, the Company operated 87 stores in 22 states.

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2017 ended February 3, 2018 and contained 53 weeks of operation. Fiscal years 2016 and 2015 ended January 28, 2017, and January 30, 2016, respectively and each contained 52 weeks of operations.

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

Cash

The Company considers cash on hand in stores and highly liquid investments with an initial maturity of three months or less as cash. Checks issued pending bank clearance that result in overdraft balances for accounting purposes are classified as accrued expenses in the accompanying consolidated balance sheets.

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At February 3, 2018 and January 28, 2017, the combined balance in these accounts were $6,629 and $6,138, respectively. Accordingly, these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 3, 2018 and January 28, 2017, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At February 3, 2018 and January 28, 2017, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

The Company adopted Accounting Standards Updates (“ASU”) 2015-11 “Simplifying the Measurement of Inventory” in the first quarter of fiscal year 2017 and has measured its inventory at the lower of cost or net realizable value. This adoption had no impact on the value of inventory presented on the consolidated balance sheet for the fiscal year 2017.

Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of slow moving or obsolete inventory. The inventory reserves for shrinkage, damaged, or obsolescence totaled $7,139 and $6,539 at February 3, 2018 and January 28, 2017, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended February 3, 2018, January 28, 2017, or January 30, 2016.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Revenue Recognition

Revenue is recognized for retail sales at the time of the sale in the store. The Company records a reserve for estimated product returns in each reporting period, based on its historical experience. The Company’s reserve for estimated returns and discounts is recorded against retail sales on a net basis. The Company’s sales returns reserve was $697 and $964 at February 3, 2018, and January 28, 2017, respectively.

Revenue for gift cards sold is deferred and recognized as the gift cards are redeemed for merchandise. Gift card breakage income is recognized based upon historical redemption patterns and represents the balance of gift cards for which the Company believes the likelihood of redemption by the customer is remote. During the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, the Company recognized $1,337, $347, and $846 of gift card breakage income, respectively. This income is included in the accompanying consolidated statements of income as a reduction in selling, general, and administrative expenses (“SG&A”).

In November of 2013, the Company launched a customer loyalty program. Under this program, the Company issues credits in the form of points to loyalty program members. The value of points earned by loyalty program members is included in accrued liabilities and recorded as a reduction of net sales at the time the points are earned. Loyalty breakage income is recognized based upon the balance of loyalty points that have expired after a dormancy period of 18 months. During the fiscal year ended February 3, 2018, January 28, 2017, and January 30, 2016 the Company recognized $1,022, $611 and $232, respectively of loyalty breakage income. This income is included in the accompanying consolidated statements of income as an increase in net sales.

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

In lease agreements where the Company is the deemed owner of the building during the construction period, a deemed sale-leaseback of the building occurs when construction is complete and the lease term begins. Under these lease agreements, as the tenant allowances are received, the value of the Company’s construction-in-progress or leasehold improvements is reduced accordingly. The proceeds from deemed sale-leaseback transactions are included in cash flows from investing activities.

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of February 3, 2018, and January 28, 2017, the Company estimated the IBNR for this plan to be $922 and $1,001, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of February 3, 2018, and January 28, 2017, the Company estimated the IBNR for this plan to be $659 and $650, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, net advertising expenses totaled $7,760, $7,513, and $6,634, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

The carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments. The carrying amount of the Company’s financial instruments approximates fair value as of February 3, 2018 and January 28, 2017.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended February 3, 2018, January 28, 2017 or January 30, 2016.

Recent Accounting Pronouncements

Revenue from Contracts with Customers

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 “Revenue from Contracts with Customers” (Topic 606) (“ASU 2014-09”). ASU 2014-09 is a comprehensive new revenue recognition model requiring a company to recognize revenue to depict the transfer of goods or services to a customer at an amount reflecting the consideration it expects to receive in exchange for those goods or services. In August 2015, the FASB issued ASU 2015-14, “Deferral of the Effective Date” (“ASU 2015-14”). ASU 2015-14 simply formalized a one year deferral of the effective date of ASU 2014-09. In March 2016, the FASB issued ASU 2016-08 “Principal versus Agent Considerations – Reporting Revenue Gross versus Net”, amending the principal-versus-agent implementation guidance set forth in ASU 2014-09. In April 2016, the FASB issued ASU 2016-10 “Identifying Performance Obligations and Licensing”, which amends certain aspects of the guidance set forth in the FASB’s new revenue standard related to identifying performance obligations and licensing implementation. As a result of these four standards updates, the Company will apply the new revenue standard to annual and interim reporting periods beginning after December 15, 2017. In adopting these standard updates, companies may use either a full retrospective or a modified retrospective approach. Management evaluated the provisions of these standard updates and has determined that the Company will adopt this standard using a modified retrospective approach with the cumulative effect of adoption recorded at the date of initial application.  Management expects the new standards to impact the timing of revenue recognition for gift card and loyalty program rewards breakage. Revenue related to the unredeemed portion of the Company’s gift cards and loyalty program rewards will be recognized over the expected redemption period, rather than waiting until the likelihood of redemption becomes remote or the rewards expire. This change is not expected to change the total amount of revenue recognized, but would accelerate the timing of when revenue is recognized. Management has completed its analysis over the acceleration of revenue relating to the gift card and loyalty program rewards breakage and determined the amount to be approximately $3.4 million that will be recorded as an addition to beginning retained earnings in the first quarter of 2018. Management does not anticipate significant changes to the timing and amounts of the Company’s core revenue streams compared to the current revenue recognition policy resulting from adoption of the new guidance; however, management anticipates significant changes related to footnote disclosures to the consolidated financial statements as a result of the adoption of the new guidance.

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The Company plans to adopt the standard during the first quarter of 2019. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including whether to elect the practical expedients outlined in the new standard. Currently all of the Company’s store and corporate locations are accounted for as operating leases, and therefore are not recorded on our balance sheet. The Company expect this adoption will result in a material increase in the assets and liabilities on the Company’s consolidated balance sheets. Once the Company adopts this new standard, it expects that, for the majority of its leases, the leases would include the amortization of the right-of-use asset and the recognition of interest expense based on the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation. Currently, management is still assessing the impact this will have on the Company’s consolidated statement of income. In preparation for the adoption of the guidance, the Company is implementing controls and system changes to enable the preparation of financial information.

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

(4) Property and Equipment

Property and equipment as of February 3, 2018 and January 28, 2017 are as follows:

	February 3,	January 28,
	2018	2017
Furniture, fixtures, and equipment	$65,437	$52,719
Leasehold improvements	84,345	61,986
Construction in progress	2,434	10,746
Total property and equipment, gross	152,216	125,451
Less accumulated depreciation and amortization	(58,181)	(42,342)
Total property and equipment, net	$94,035	$83,109

Depreciation expense was $15,864, $12,169, and $9,763, for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.

(5) Definite Lived Intangible Asset

The following table summarizes the definite lived intangible assets:

	February 3, 2018
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(8,787)	276
Total		$9,063	(8,787)	276

	January 28, 2017
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(6,945)	2,118
Total		$9,063	(6,945)	2,118

Amortization expense for definite lived intangible asset was $1,842, $1,805, and $1,806 for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016. Amortization expense for the next year is $276 in fiscal year 2018.

(6) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at February 3, 2018 and January 28, 2017:

	February 3,	January 28,
	2018	2017
Book overdraft	$9,944	$5,355
Unearned revenue	22,874	18,019
Accrued payroll and related expenses	8,004	9,430
Sales and use tax payable	3,277	4,802
Accrued construction costs	605	3,138
Other	5,898	8,842
	$50,602	$49,586

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

As of February 3, 2018, and January 28, 2017, the Company had $66,621 and $67,110, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $6,629 and $6,138 as of February 3, 2018 and January 28, 2017, respectively. As of February 3, 2018, the Company had stand-by commercial letters of credit of $1,505 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to .75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the Revolving Line of Credit as of February 3, 2018 was 3.26%.

The Company may be required to make mandatory prepayments under the Revolving Line of Credit in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The Revolving Line of Credit contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base, and in any event, not less than $5,000. The Revolving Line of Credit also contains customary events of default. The Revolving Line of Credit matures on the earlier to occur of (x) the date that is 90 days prior to the maturity date of our senior secured term loan, which maturity date is currently December 3, 2020, unless the term loan has been repaid to the extent permitted under the credit agreement governing the Revolving Line of Credit or the term loan maturity has been extended to October 23, 2022 or later and (y) July 24, 2022.

As of February 3, 2018, and January 28, 2017, the Revolving Line of Credit had $393 and $419, respectively in outstanding deferred financing fees. During the 53 weeks ended February 3, 2018, the Company recognized $131 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 52 weeks ended January 28, 2017, the Company recognized $161 of non-cash interest expense with respect to the amortization of deferred financing fees.

(8) Long-Term Debt

Long-term debt consisted of the following as of February 3, 2018 and January 28, 2017:

	February 3,	January 28,
	2018	2017
Term loan	$135,127	$136,727
Less discount	(678)	(877)
Less debt issuance costs	(1,110)	(1,146)
	133,339	134,704
Less current portion, net of discount and debt issuance costs	(990)	(983)
Long-term portion	$132,349	$133,721

Term Loan

The Company has a $160,000 senior secured term loan facility (“Term Loan”) with a financial institution. The Term Loan was issued at a price of 99% of the aggregate principal amount and has a maturity date of December 3, 2020.

On May 18, 2017, Sportsman’s Warehouse, Inc. entered into an amendment to its Term Loan. The amendment increased the maximum leverage ratio in each of the remaining quarters by amounts ranging from 0.2x to 1.3x, with an average quarterly increase of 0.75x. As a result of the amendment, the interest rate on the Company’s Term Loan increased 25 basis points to LIBOR plus 6.25% with a 1.25% LIBOR floor. The Company incurred $341 in fees associated with the amendment to its Term Loan which were recorded as debt issuance costs on the consolidated balance sheet.

The Term Loan bears interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at the Company’s election, which cannot be less than 1.25%, plus an applicable margin of 6.25%. During 2017, LIBOR exceeded the floor rate of 1.25%. At February 3, 2018, the rate of the Company’s borrowings under our term loan was 7.63%.

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

Sportsman’s Warehouse, Inc. may be required to make mandatory prepayments on the Term Loan in the event of, among other things, certain asset sales, the receipt of payment in respect of certain insurance claims or the issuance or incurrence of certain indebtedness. Sportsman’s Warehouse, Inc. may also be required to make mandatory prepayments based on any excess cash flows as defined in the agreement for the Term Loan. Due to the Company not having excess cash flow as of February 3, 2018, no mandatory prepayment will be required to be made during the fiscal year 2018.

The Term Loan contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. The Term Loan also requires the Company to comply with specified financial covenants, including a minimum interest coverage ratio on a trailing twelve month basis and a maximum total net leverage ratio. The Term Loan also contains customary events of default. As of February 3, 2018, the Company was in compliance with all of the covenants of the Term Loan.

As of February 3, 2018, the Term Loan had $133,339 outstanding, net of an unamortized discount of $678 and debt issuance costs of $1,110. During fiscal year 2017, Company recognized $199 of non-cash interest expense with respect to the amortization of this discount. During fiscal year 2016, the Company recognized $411 of non-cash interest expense with respect to the amortization of the discount on the Term Loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of February 3, 2018, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Sale Leaseback Transactions

During the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016 the Company completed deemed sale-leaseback transactions of the land and buildings associated with 4, 4, and 2 store locations, respectively. In each of the related lease agreements for these store locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was deemed the owner of the land and building during the construction period. The deemed sale occurred when the construction of the assets was complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining amounts were considered leasehold improvements.  The total value of tenant allowances received under these transactions during fiscal year 2017, 2016, and 2015 was $9,022, $11,923, and $5,652 respectively.

(10) Common Stock

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	February 3,	January 28,	January 30,
	2018	2017	2016
Net income	$ 17,742	$ 29,669	$ 27,771
Weighted-average shares of common stock outstanding:
Basic	42,496	42,187	41,966
Dilutive effect of common stock equivalents	26	298	368
Diluted	42,522	42,485	42,334
Basic earnings per share	$ 0.42	$ 0.70	$ 0.66
Diluted earnings per share	$ 0.42	$ 0.70	$ 0.66
Restricted stock units considered anti-dilutive and excluded in the calculation	191	-	-

(12) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $2,294, $3,186, and $2,257, during fiscal years 2017, 2016, and 2015, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of February 3, 2018, and January 28, 2017, respectively, the Company had $3,963 and $4,874 remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of February 3, 2018, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 1,392. As of February 3, 2018, there were 579 awards outstanding under the 2013 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2013 Plan.

Nonvested Restricted Stock Awards

During the fiscal year 2017, the Company did not issue any nonvested restricted stock awards to employees.

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

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at February 3, 2018	108	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	—
Grants	162	11.25
Forfeitures	—	—
Vested	—	—
Balance at January 28, 2017	162	$11.25

Nonvested Performance-Based Stock Awards

During fiscal year 2017 the Company did not issue any nonvested performance-based stock awards to employees.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at February 3, 2018	49	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	—	—
Grants	73	11.25
Forfeitures	—	—
Vested	—	—
Balance at January 28, 2017	73	$11.25

Nonvested Stock Unit Awards

During the fiscal year 2017, the Company issued 397 nonvested stock units to employees of the Company at a weighted average grant date fair value of $5.15 per share. During the fiscal year 2017, the Company issued 59 nonvested stock units to independent members of the Board of Directors at a weighted average grant date fair value of $4.73. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

During fiscal year 2016, the Company issued 29 nonvested stock units to independent members of the Board of Directors at a weighted average grant date fair value of $9.81 per share. These nonvested stock units vest over 12 months with one twelfth vesting each month from the grant date.

The Company had no net share settlements in fiscal year 2017 or 2016.

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	456	5.09
Forfeitures	1	7.06
Vested	337	6.87
Balance at February 3, 2018	419	$5.15

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2016	599	$7.15
Grants	29	9.81
Forfeitures	6	7.05
Vested	321	7.37
Balance at January 28, 2017	301	$7.17

As of February 3, 2018, and January 28, 2017, the weighted average grant date fair value of the outstanding shares were $5.15 and $7.17, respectively.

(13) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2017 was $160 and 2016 was $165.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	February 3, 2018	January 28, 2017
Risk-free interest rate	1.53%	0.66%
Expected life (in years)	0.5	0.5
Expected volatility	45.3%	25.6%
Dividend yield	—	—

(14) Income Taxes

For the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, the income tax provision consisted of the following:

	February 3,	January 28,	January 30,
	2018	2017	2016
Current:
Federal	$12,718	$14,919	$12,341
State	1,868	2,530	1,982
Total current	14,586	17,449	14,323
Deferred:
Federal	780	164	2,746
State	(278)	3	316
Total deferred	502	167	3,062
Total income tax provision	$15,088	$17,616	$17,385

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 3,	January 28,	January 30,
	2018	2017	2016
Federal statutory rate	33.7%	35%	35%
State tax, net of federal benefit	3.8	3.6	3.5
Permanent items	2.0	(0.4)	0.2
Other items	(0.2)	(0.9)	(0.2)
Tax reform adjustment	6.7	—	—
Effective income tax rate	46.0%	37.3%	38.5%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 2018 and January 31, 2017, respectively, are presented below:

	February 3,	January 28,
	2018	2017
Deferred tax assets:
Accrued liabilities	$369	$517
Deferred rent	11,703	14,833
Intangible asset	1,456	1,756
Inventories	1,906	2,757
Sales return reserve	175	372
Capital loss carryforward	41	63
Stock-based compensation	304	939
Loyalty program	1,374	—
Total gross deferred tax assets	$17,328	$21,237
Deferred tax liabilities:
Depreciation	$(11,999)	$(15,468)
Prepaid expenses	(603)	(672)
Gift card escheatment	(131)	—
Total gross deferred tax liabilities	$(12,733)	$(16,140)
Net deferred tax asset	$4,595	$5,097

On December 22, 2017 the U.S. Government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act made broad and complex changes to existing U.S. tax laws that impact the Company. Most notably, the Tax Act reduced the U.S. Federal corporate tax rate from 35 percent to 21 percent effective January 1, 2018. The Tax Act also provides for the acceleration of depreciation for certain assets placed in service after September 27, 2017. The Tax Act also established prospective changes beginning in 2018 including the limitations on the deductibility of certain executive compensation and interest expense. The Company does not expect these limitations to have a significant impact on our consolidated financial statements.

The Company recognized the income tax effects of the Tax Act in its 2017 financial statements in accordance with SEC Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance for the application of ASC 740, Income Taxes, in the reporting period in which the Tax Act was signed into law. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent a company’s accounting for certain income tax effects of the Tax Act is incomplete but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements.

Pursuant to SAB 118, the Company is allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. However, the Company does not have any provisional estimates associated with the Tax Act and has recorded a tax expense related to the net change in deferred tax assets of $2,600 for 2017.

As a result of the Tax Act, the Company has recorded a discrete net tax expense of $2,153 in the period ending February 3, 2018. The primary components of this tax expense include $2,600 for the revaluation of U.S deferred tax assets and liabilities at the new corporate tax rate of 21 percent, offset by a tax benefit of $447 due to the reduction in effective rate based on the time of enactment of the tax law and our fiscal year-end.

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income as well as the ability to use historical taxable income to allow for the utilization of its deductible temporary differences.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At February 3, 2018, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of February 3, 2018, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended February 2, 2013 through January 28, 2017.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. During fiscal year 2017, the Company accrued interest and penalties of $95.

(15) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space, and warehouse locations under non-cancelable operating leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. In 2017, 2016 and 2015, the Company received tenant allowances of $10,696, $16,718, and $5,652, respectively. The Company expects to receive $6,112 in tenant allowances under leases during fiscal year 2018. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These agreements expire at various dates through July 2030 and generally contain three, five-year renewal options. Rent expense under these leases totaled $49,860, $37,132, and $33,209, for the fiscal years ended February 3, 2018, January 28, 2017 and January 30, 2016, respectively.

Future minimum lease payments for non-cancelable operating leases by fiscal year, as of February 3, 2018 are as follows:

Fiscal Year:

2018	45,128
2019	43,531
2020	42,883
2021	38,759
2022	34,455
Thereafter	98,730
$303,486

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

Trial in the Lacey Marketplace action began March 2, 2015 and concluded March 6, 2015. On March 9, 2015, the jury in the trial assessed $11,887 against the defendants to the action, including the Company. The Company reviewed the decision and accrued $4,000 in its results for the fiscal year ended January 31, 2015 related to this matter. The Company strongly disagreed with the jury’s verdict and filed post-trial motions seeking to have the verdict set aside. On July 30, 2015, the court granted the Company’s motion for judgment as a matter of law. Based on the court’s most recent judgment in favor of the Company on July 30, 2015, the Company determined that the likelihood of loss in this case is not probable, and, as such, the Company reversed the previous accrual of $4,000 in its results for the fiscal year ended January 30, 2016. Both United Farmers of Alberta Co-Operative Limited, a co-defendant, and the plaintiff have appealed the court’s summary judgment ruling against the tortious interference claim, and the July 30, 2015 ruling setting aside the jury verdict, to the appellate court. The oral argument for the appeal was conducted on December 5, 2017 and on December 21, 2017 the appeals court ruled there to be no judgment against Sportsman’s Warehouse.

(16) Related-Party Transactions

On August 14, 2009, the Company entered into a reimbursement agreement with Seidler Equity Partners III, L.P. Under the terms of this agreement, the Company agreed to reimburse Seidler Equity Partners III, L.P. for various out-of-pocket costs and expenses related to the Company up to a maximum of $150 annually. During the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, the Company made payments of $5, $2, and $12, respectively, under this agreement. At February 3, 2018 and January 28, 2017, there were no amounts payable under the terms of this agreement.

(17) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $390, $351, and $282, for the fiscal years ended February 3, 2018, January 28, 2017, and January 30, 2016, respectively.

(18) Subsequent Event

On March 13, 2018 Mr. John Schaefer, the Chief Executive Officer of Sportsman’s Warehouse Holdings, Inc. (the “Company”) notified the Board of Directors (the “Board”) of his retirement as Chief Executive Officer and as a Class III member of the board, and the Company entered into a retirement agreement with Mr. Schaefer effective immediately. In conjunction with the agreement, the Company will pay an aggregate amount of $1,459 subject to tax withholdings and other authorized deductions, in accordance with the Company’s regular payroll practice over eighteen (18) months following the effective date of the agreement. Also, as of the effective date of the agreement, all unvested restricted shares, unvested performance restricted shares, and unvested restricted stock units became fully vested and any restrictions lapsed. The total number of unvested shares as of the effective date of the agreement that were subject to accelerated vesting was 242 shares.

In connection with the retirement of Mr. Schaefer, on March 13, 2018, the Board appointed Mr. Barker, the Company’s President and Chief Operating Officer, as Chief Executive Officer, with such appointment to be effective immediately upon Mr. Schaefer’s retirement. Also, on March 13, 2018, the Board appointed Mr. Barker to serve as a Class III member of the Board, to serve until the Company’s 2020 annual meeting of stockholders and until his successor is elected and qualified.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of February 3, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 3, 2018, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 3, 2018.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 14 weeks ended February 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements:

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets – February 3, 2018 and January 28, 2017
•	Consolidated Statements of Income – Years ended February 3, 2018, January 28, 2017, and January 30, 2016
•	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Consolidated Statements of Cash Flows – Years ended February 3, 2018, January 28, 2017 and January 30, 2016
•	Notes to Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

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

10.1.1†

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

10.1.2

Side Letter, dated as of July 8, 2013, from Wells Fargo Bank, National Association to Sportsman’s Warehouse, Inc. (incorporated by reference to Exhibit 10.3.3 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.1.2†

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

10.1.4

Side Letter, dated as of October 21, 2013, from Wells Fargo Bank, National Association to Sportsman’s Warehouse, Inc. (incorporated by reference to Exhibit 10.3.5 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.1.5

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

10.1.6†

Fifth Amendment to Credit Agreement and Third Amendment to Security Agreement, effective as of December 3, 2014, by and among Wells Fargo Retail Finance, LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on December 5, 2014).

10.1.7

Sixth Amendment to Credit Agreement, effective as of August 26, 2015, by and among Wells Fargo Bank, National Association (as successor by merger to Wells Fargo Retail Finance, LLC), as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.1.8

Seventh Amendment to Credit Agreement, dated as of September 21, 2015, by and among Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender, and Sportsman’s Warehouse, Inc., as Lead Borrower, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 21, 2015).

10.1.9

Eighth Amendment to Credit Agreement, dated as of July 24, 2017 by and among Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, and Swing Line Lender, and Sportsman’s Warehouse, Inc., as Lead Borrower, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 24, 2017).

10.2

Guaranty, dated as of May 28, 2010, by Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.3

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

10.4.1†

Term Loan Agreement, effective as of December 3, 2014, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on December 5, 2014).

10.4.2

Second amendment to term loan agreement, effective May 18, 2017, by and among Cortland Capital Market Services LLC, a global investment company, as Lender, and Sportsman’s Warehouse, Inc., as Borrower (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 19, 2017).

Exhibit Number	Description

10.5†

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

10.8	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.9*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

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

10.12*

Employment Agreement, dated January 21, 2014, between Sportsman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.13†

Letter Agreement, dated December 6, 2016, between Sporstman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 333-1944421) filed on December 7, 2016.

10.14*

Employment Agreement, March 22, 2017, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 23, 2017).

10.15*

Retirement Agreement, March 13, 2018, between Sportsman’s Warehouse Holdings, Inc. and John Schaefer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018.

21.1**	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1**	Consent of KPMG LLP.

31.1**	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2**	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

Exhibit Number	Description

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement
**	Filed herewith
***	Furnished herewith
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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: March 29, 2018	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2018	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	Chief Executive	March 29, 2018
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/ Kevan P. Talbot	Chief Financial Officer and Secretary	March 29, 2018
Kevan P. Talbot	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	March 29, 2018
Christopher Eastland

/s/ Kent V. Graham	Director	March 29, 2018
Kent V. Graham

/s/ Gregory P. Hickey	Director	March 29, 2018
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	March 29, 2018
Joseph P. Schneider

/s/ Kay L. Toolson	Director	March 29, 2018
Kay L. Toolson