Form 10-Q
period 2018-05-05
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2018-05-25
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 5, 2018

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

As of May 25, 2018, the registrant had 42,833,871 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 5, 2018 and April 29, 2017, both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2018 and the first quarter of fiscal year 2017, respectively. Fiscal year 2018 contains 52 weeks of operations and will end on February 2, 2019. Fiscal year 2017 contained 53 weeks of operations ended February 3, 2018.

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
•

current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the supply and demand for our products and our ability to conduct our business

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 5,	February 3,
	2018	2018
Assets
Current assets:
Cash	$2,379	1,769
Accounts receivable, net	382	319
Merchandise inventories	306,201	270,594
Prepaid expenses and other	9,183	8,073
Total current assets	318,145	280,755
Property and equipment, net	94,809	94,035
Deferred income taxes	3,474	4,595
Definite lived intangibles, net	—	276
Total assets	$416,428	379,661

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,012	36,788
Accrued expenses	58,089	50,602
Income taxes payable	967	2,586
Revolving line of credit	66,866	59,992
Current portion of long-term debt, net of discount and debt issuance costs	968	990
Current portion of deferred rent	4,703	4,593
Total current liabilities	195,605	155,551
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	132,142	132,349
Deferred rent, noncurrent	41,204	41,963
Total long-term liabilities	173,346	174,312
Total liabilities	368,951	329,863

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 100,000 shares authorized; 42,834 and 42,617 shares issued and outstanding, respectively	428	426
Additional paid-in capital	83,068	82,197
Accumulated deficit	(36,019)	(32,825)
Total stockholders' equity	47,477	49,798
Total liabilities and stockholders' equity	$416,428	379,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 5	April 29,
	2018	2017
Net sales	$180,059	$156,898
Cost of goods sold	124,493	108,283
Gross profit	55,566	48,615

Selling, general, and administrative expenses	59,216	52,382
Loss from operations	(3,650)	(3,767)
Interest expense	(3,557)	(3,150)
Loss before income taxes	(7,207)	(6,917)
Income tax benefit	(1,379)	(2,410)
Net loss	$(5,828)	$(4,507)
Loss per share:
Basic	$(0.14)	$(0.11)
Diluted	$(0.14)	$(0.11)
Weighted average shares outstanding:
Basic	42,727	42,277
Diluted	42,727	42,277

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,828)	$(4,507)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation of property and equipment	4,387	3,490
Amortization of discount on debt and deferred financing fees	192	173
Amortization of definite lived intangible	276	452
Change in deferred rent	(649)	624
Deferred income taxes	237	885
Stock-based compensation	1,572	650
Change in operating assets and liabilities:
Accounts receivable, net	(63)	29
Merchandise inventories	(35,607)	(42,019)
Prepaid expenses and other	(78)	(4,221)
Accounts payable	27,501	42,049
Accrued expenses	630	(3,115)
Income taxes payable	(1,619)	(3,342)
Net cash used in operating activities	(9,049)	(8,852)
Cash flows from investing activities:
Purchase of property and equipment	(4,474)	(13,204)
Net cash used in investing activities	(4,474)	(13,204)
Cash flows from financing activities:
Net borrowings on line of credit	6,874	17,094
Increase in book overdraft	8,358	6,359
Payment of withholdings on restricted stock units	(699)	(639)
Principal payments on long-term debt	(400)	(400)
Net cash provided by financing activities	14,133	22,414
Net change in cash	610	358
Cash at beginning of period	1,769	1,911
Cash at end of period	$2,379	$2,269

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,137	2,897
Income taxes	—	—

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,829	8,089

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 5, 2018, the Company operated 89 stores in 22 states. The Company also operates an e-commerce platform at www.sportsmanswarehouse.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 3, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 5, 2018 are not necessarily indicative of the results to be obtained for the year ending February 2, 2019. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 29, 2018 (the “Fiscal 2017 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Annual Report on Form 10-K for the year ended February 3, 2018. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Adoption of ASC Topic 606, “Revenue from Contracts with Customers”

The Company adopted Accounting Standard Codification (“ASC”) Topic 606 on February 4, 2018, using the modified retrospective approach to all open contracts, with the cumulative effect of adopting the new standard being recognized in retained earnings at February 4, 2018. Therefore, the prior period comparative information has not been adjusted and continues to be reported under Topic 605. The adoption of Topic 606 resulted in an increase in prepaids and other assets of $1,054 for the recognition of the right of return assets; an increase in accrued expenses relating to the sales return liability of $1,054 for the recognition of the sales return liability on a gross basis; a decrease in accrued expenses of $3,521 relating to the breakage of loyalty rewards and gift cards in order to adjust the breakage pattern of the loyalty program and gift cards to match the usage; a decrease of $884 in deferred tax assets relating to the tax impact of the entries recorded for the gift card and loyalty program liabilities; and a decrease in accumulated deficit of $2,637 as a cumulative effect of the adoption. The largest driver of changes for the adoption of Topic 606 was the change in the method of estimating breakage for the Company’s outstanding gift cards and loyalty reward liabilities. Under Topic 605, this breakage was historically recorded when it was determined that the gift cards or loyalty reward points were not going to be redeemed, which was after two years for gift cards and 18 months for loyalty reward points. Under Topic 606, the breakage recognized for the loyalty reward program and gift cards is now estimated based off of historical breakage percentages, and is recognized in-line with the expected usage of the loyalty points and gift cards.

The accounts that changed under the adoption of Topic 606 for the condensed consolidated balance sheet as of and for the 13 weeks ended May 5, 2018 have been outlined as follows:

Condensed Consolidated Balance Sheet Changes	As Reported	Adjustments	Balances without adoption of Topic 606

Prepaids expenses and other	$ 9,183	$ (1,054)	$ 8,129
Accrued expenses	58,089	2,467	60,556
Deferred income taxes	3,474	884	4,358
Accumulated deficit	(36,019)	(2,637)	(38,656)

For the 13 weeks ended May 5, 2018 and April 29, 2017, the Company recognized approximately $319 and $444 in gift card breakage, respectively. For the 13 weeks ended May 5, 2018 and April 29, 2017, the Company recognized approximately $265 and $180 in loyalty reward breakage, respectively. Gift card and loyalty reward breakage revenue for the 13 weeks ended May 5, 2018 reported under ASC 606 were not materially different from the amounts that would have been reported under the previous guidance of ASC 605. The Company will continue to monitor future quarters for materiality. The impact of these adjustments on the statement of cash flow for the period ended May 5, 2018 were recorded in cash used in operating activities.

Revenue recognition accounting policy

The Company operates solely as an outdoor retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends immaterial credit purchases to certain municipalities.

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

"	Retail store sales

"	E-commerce sales

"	Gift cards and loyalty reward program

For performance obligations related to retail store and e-commerce sales contracts, the Company typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the products are tendered for delivery to the common carrier.

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. The Company does not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the Company’s contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which the Company expects to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from the Company’s estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated merchandise inventory cost related to the sales returns is recorded in prepaid expenses and other. The estimated refund liabilities are recorded in accrued expenses.  If actual results in the future vary from the Company’s estimates, the Company adjusts these estimates, which would affect net sales and earnings in the period such variances become known.

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 2.5% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. The new standard requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 25% when no escheat liability to relevant jurisdictions exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Sales returns

We estimate a reserve for sales returns and record the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns, and customer return rights are the key factors used in determining the estimated sales returns.

Contract Balances

The following tables provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 5, 2018:

May 5, 2018
Right of return assets, which are included in prepaid expenses and other	$ 1,054
Contract liabilities, which are included in accrued expenses	27,466
Sales return liabilities, which are included in accrued expenses	1,573

The current balance of the right of return assets is the expected amount of inventory to be returned that is expected to be resold. The current balance of the contract liabilities primarily relates to the gift card and loyalty reward program liabilities. The Company expects the revenue associated with these liabilities to be recognized in proportion to the pattern of customer redemptions over the next two years. The current balance of sales return liabilities is the expected amount of sales returns from sales that have occurred.

Practical expedients and policy elections

The Company applies the following practical expedients in its application for Topic 606:

"

The Company has elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at shipping point (when the customer gains control). Revenue associated with shipping and handling is not material.

"

The Company has elected to apply the practical expedient, relative to sales tax collected, which allows an entity to exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes.

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the three months ended May 5, 2018 and April 29, 2017, was approximately:

		Thirteen Weeks Ended
		May 5,	April 29,
Department	Product Offerings	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.5%	12.4%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.6%	11.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.4%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	56.2%	53.8%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and License and BCI revenue, net of revenue discounts	7.0%	8.2%
Total		100.0%	100.0%

Recent Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. The Company plans to adopt the standard during the first quarter of 2019. The new leases standard requires a modified retrospective transition approach for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including whether to elect the practical expedients outlined in the new standard. Currently all of the Company’s store and corporate locations are accounted for as operating leases, and therefore are not recorded on our balance sheet. The Company expect this adoption will result in a material increase in the assets and liabilities on the Company’s consolidated balance sheets. Once the Company adopts this new standard, it expects that, for the majority of its leases, the leases would include the amortization of the right-of-use asset and the recognition of interest expense based on the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the repayment of the lease obligation. In preparation for the adoption of the guidance, the Company is in the process of implementing controls and system changes to enable the preparation of financial information.

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

(3) Property and Equipment

Property and equipment as of May 5, 2018 and February 3, 2018 were as follows:

	May 5,	February 3,
	2018	2018
Furniture, fixtures, and equipment	$66,819	$65,437
Leasehold improvements	84,761	84,345
Construction in progress	5,797	2,434
Total property and equipment, gross	157,377	152,216
Less accumulated depreciation and amortization	(62,568)	(58,181)
Total property and equipment, net	$94,809	$94,035

(4) Accrued Expenses

Accrued expenses consisted of the following as of May 5, 2018 and February 3, 2018:

	May 5,	February 3,
	2018	2018
Book overdraft	$18,336	$9,944
Unearned revenue	18,226	22,874
Accrued payroll and related expenses	8,576	8,004
Sales and use tax payable	4,072	3,277
Accrued construction costs	1,569	605
Other	7,310	5,898
	$58,089	$50,602

(5) Revolving Line of Credit

The Company has a senior secured revolving credit facility (“Revolving Line of Credit”) with Wells Fargo Bank, National Association (“Wells Fargo”) which provides for $150.0 million in borrowing availability, subject to a borrowing base calculation.

As of May 5, 2018, and February 3, 2018, the Company had $76,289 and $66,621, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box arrangements, which were $9,423 and $6,629 as of May 5, 2018 and February 3, 2018, respectively. As of May 5, 2018, the Company had stand-by commercial letters of credit of $1,505 under the terms of the Revolving Line of Credit.

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

As of May 5, 2018, and February 3, 2018, the Revolving Line of Credit had $371 and $393, respectively in outstanding deferred financing fees. During the 13 weeks ended May 5, 2018, the Company recognized $22 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended April 29, 2017, the Company recognized $40 of non-cash interest expense with respect to the amortization of deferred financing fees.

(6) Long-Term Debt

Long-term debt consisted of the following as of May 5, 2018 and February 3, 2018:

	May 5,	February 3,
	2018	2018
Term loan	$134,727	$135,127
Less discount	(620)	(678)
Less debt issuance costs	(997)	(1,110)
	133,110	133,339
Less current portion, net of discount and debt issuance costs	(968)	(990)
Long-term portion	$132,142	$132,349

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

As of May 5, 2018, and February 3, 2018, the Term Loan had an outstanding balance of $134,727 and $135,127, respectively. The outstanding amounts as of May 5, 2018 and February 3, 2018 are offset on the condensed consolidated balance sheets by an unamortized discount of $620 and $678, respectively, and debt issuance costs of $997 and $1,110, respectively.

During the 13 weeks ended May 5, 2018, the Company recognized $58, of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks ended May 5, 2018, the Company recognized $113 of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 weeks ended April 29, 2017, the Company recognized $58 of non-cash interest expense with respect to the amortization of the discount. During the 13 weeks ended April 29, 2017, the Company recognized $76 of non-cash interest expense with respect to the amortization of the debt issuance costs.

As part of the Term Loan agreement, there are a number of financial and non-financial debt covenants. The financial covenants include a net leverage ratio and an interest coverage ratio to be measured on a trailing twelve month basis.

During the 13 weeks ended May 5, 2018, the Company made the required quarterly payment on the Term Loan of $400.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 5, 2018, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(7) Income Taxes

The Company recognized an income tax benefit of $1,379 and $2,410 in the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. The Company’s effective tax rate for the 13 weeks ended May 5, 2018 and April 29, 2017 was 19.1% and 34.8%, respectively. The change in the effective tax rate for the 13 weeks ended May 5, 2018, was primarily due to US Tax reform enacted during 2017 which reduced the federal statutory tax rate of 35.0% to 21.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock shortfalls and retirement expenses for our former CEO.

(8) Earnings (Loss) Per Share

Basic earnings (loss) per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, reduced by the number of shares repurchased and held in treasury, during the period. Diluted earnings (loss) per share represents basic earnings per share adjusted to include the potentially dilutive effect of outstanding share option awards, nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted loss per common share:

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Net loss	$(5,828)	$(4,507)
Weighted-average shares of common stock outstanding:
Basic	42,727	42,277
Dilutive effect of common stock equivalents	—	—
Diluted	42,727	42,277
Basic Loss per share	$(0.14)	$(0.11)
Diluted Loss per share	$(0.14)	$(0.11)
Restricted stock units considered anti-dilutive and excluded in the calculation	331	171

(9) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 5, 2018 and April 29, 2017, the Company recognized total stock-based compensation expense of $1,572 and $650, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 5, 2018, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 415. As of May 5, 2018, there were 619 awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the period ended May 5, 2018, no shares were issued under this plan and the number of shares available for issuance was 651.

Nonvested Restricted Stock Awards

During the 13 weeks ended May 5, 2018 and April 29, 2017, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	—	—
Vested	80	11.25
Balance at May 5, 2018	28	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at April 29, 2017	108	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 5, 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving fiscal year 2018 performance targets for same store sales and gross margin. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 326, and the “target” number of shares subject to the award is 163 as reported below. Following the end of the performance period (fiscal year 2018), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares estimate the most likely outcome of the performance conditions to be achieved for the performance period. If management’s assessment of the most likely outcome of the levels of performance conditions to be achieved changes, the number of granted shares will be revised accordingly.

During the 13 weeks ended April 29, 2017, the Company did not issue any nonvested performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	—	—
Vested	46	11.25
Balance at May 5, 2018	166	$5.17

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at April 29, 2017	49	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended May 5, 2018, the Company issued 250 nonvested stock units to employees of the Company at an average value of $4.91 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

During the 13 weeks ended April 29, 2017, the Company did not issue any nonvested restricted stock awards to employees.

The Company had no net share settlements in the 13 weeks ended May 5, 2018 and April 29, 2017.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	250	4.91
Forfeitures	1	4.91
Vested	248	4.74
Balance at May 5, 2018	420	$4.91

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	172	4.62
Forfeitures	1	7.06
Vested	295	7.13
Balance at April 29, 2017	177	$4.74

(10) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $13,138 and $11,599 for the 13 weeks ended May 5, 2018 and April 29, 2017, respectively.

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

(11) Other Matters

On March 13, 2018 Mr. John Schaefer, the Company’s Chief Executive Officer retired as Chief Executive Officer and as a Class III member of the Board, and the Company entered into a retirement agreement with Mr. Schaefer effective immediately. In conjunction with the agreement, the Company will pay an aggregate amount of $1,509 subject to tax withholdings and other authorized deductions, in accordance with the Company’s regular payroll practice over eighteen (18) months following the effective date of the agreement. Also, as of the effective date of the agreement, all unvested restricted shares, unvested performance restricted shares, and unvested restricted stock units became fully vested and any restrictions lapsed. The total number of unvested shares as of the effective date of the agreement that were subject to accelerated vesting was 242 shares. The expense incurred relating to the accelerated vesting was $1,138. The Company recorded the expenses incurred in conjunction with Mr. Schaefer’s retirement as a component of selling, general, and administrative expenses during the 13 weeks ended May 5, 2018.

(12) Subsequent Event

Subsequent to the end of the quarter, the Company amended and restated the credit agreement governing its Revolving Line of Credit with a consortium of banks, led by Wells Fargo (“Amended and Credit Agreement”).   The revolving line of credit under the Amended and Restated Credit Agreement (the “New Line of Credit”) provides for $250.0 million in borrowing availability with an additional $40.0 million term loan provision (“New Term Loan”), both of which are subject to a borrowing base calculation.  The New Line of Credit contains the same affirmative and negative covenants as the Revolving Line of Credit.  The maturity date under the Amended and Restated Credit Agreement was extended to May 23, 2023.  The interest rate on the New Line of Credit remained the same as the Revolving Line of Credit while the New Term Loan bears interest at LIBOR plus 5.75%.  Subsequent to the closing of this agreement, the Company used additional borrowing capacity to repay the Term Loan in full.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 3, 2018. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 89 stores in 22 states, totaling approximately 3.5 million gross square feet. During fiscal year 2018 to date, we have increased our gross square footage by 1.0% through the opening of two stores in the following locations:

•	Sheridan, Wyoming March 8, 2018
•	Walla Walla, Washington April 19, 2018

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

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We include net sales from e-commerce in our calculation of same store sales.

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

Opening new stores is also an important part of our growth strategy. For fiscal year 2018 we have opened 2 stores as of May 5, 2018 and announced 3 additional locations that will be opened in fiscal year 2018. While our target remains to grow square footage at a rate of greater than 10% annually, we expect we will grow our square footage approximately 3% for fiscal year 2018 as we shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 40 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores)  have achieved an average four-wall Adjusted EBITDA margin of 12.9% and an average ROIC of 70.3% excluding initial inventory cost (and 26.9% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening new stores in our existing and new markets
•	continuing to increase same store sales through merchandise strategies and improved utilization of the existing square footage at our stores;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts, expanded loyalty engagement and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our omni-channel capabilities.

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

We expect the current industry inventory oversupply to result in continued high levels of promotions and resulting margin pressure through the remainder of fiscal year 2018.

Selling, General, and Administrative Expenses

We closely manage our selling, general, and administrative expenses. Our selling, general, and administrative expenses are comprised of payroll, rent and occupancy, depreciation and amortization, acquisition expenses, pre-opening expenses and other operating expenses, including stock-based compensation expense. Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 43 of our current stores are being impacted by minimum wage increases in fiscal year 2018 that will drive up our selling, general, and administrative costs during fiscal year 2018.

Income from Operations

Income from operations is gross profit less selling, general, and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general, and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.1	69.0
Gross profit	30.9	31.0
Selling, general, and administrative expenses	32.9	33.4
Income from operations	(2.0)	(2.4)
Interest expense	2.0	2.0
Income before income taxes	(4.0)	(4.4)
Income tax expense	(0.8)	(1.5)
Net income	(3.2)	(2.9)
Adjusted EBITDA	2.7%	2.7%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		May 5,	April 29,
Department	Product Offerings	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.5%	12.4%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.6%	11.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.4%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	56.2%	53.8%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and License and BCI revenue, net of revenue discounts	7.0%	8.2%
Total		100.0%	100.0%

13 Weeks Ended May 5, 2018 Compared to 13 Weeks Ended April 29, 2017

Net Sales. Net sales increased by $23.2 million, or 14.8%, to $180.1 million in the 13 weeks ended May 5, 2018 compared to $156.9 million in the corresponding period of fiscal year 2017. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 13 weeks ended May 5, 2018 contributed $0.8 million to this increase.  Stores that were opened in fiscal year 2017 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $14.7 million of this increase. Included in the increase was also an increase in same store sales for the period of 3.4% compared to the comparable 13-week period of fiscal year 2017.

All our departments, other than footwear, recognized an increase in net sales in the first quarter of fiscal year 2018 compared to the comparable 13-week period of fiscal year 2017. Specifically, our camping, fishing, clothing, hunting, and optics, electronics and accessories departments increased $0.1 million, $2.0 million, $1.6 million, $14.4 million and $0.7 million, respectively, during the first quarter of fiscal year 2018 compared to the comparable period of fiscal year

2017. Our footwear department decreased $0.1 million during the first quarter of fiscal year 2018 compared to the comparable 13-week period of fiscal year 2017.

With respect to same store sales, during the 13 weeks ended May 5, 2018, our hunting, clothing, and fishing, departments had increases of 8.1%, 7.1%, and 3.7%, respectively while the camping, footwear, and optics departments had decreases of 5.3%, 5.2%, and 1.4%, respectively, compared to the comparable 13-week period of fiscal year 2017. We had increased sales in our hunting category due to the political environment surrounding gun control, and actions taken by our competitors with respect to firearm policies. Within hunting and shooting, firearms and ammunition increased by 17.5% and 9.3%, respectively, during the 13 weeks ended May 5, 2018 compared to the comparable 13-week period of fiscal year 2017. We experienced a decrease in demand for camping and footwear gear as the spring was warmer than normal. As of May 5, 2018, we had 77 stores included in our same store sales calculation.

Net sales from our e-commerce business increased by $1.4 million, or 75.1%, to $3.3 million in the 13 weeks ended May 5, 2018 compared to $1.9 million in the comparable 13-week period of fiscal year 2017.

Gross Profit. Gross profit increased by $7.0 million, or 14.3%, to $55.6 million for the 13 weeks ended May 5, 2018 from $48.6 million for the corresponding period of fiscal year 2017. As a percentage of net sales, gross profit remained flat at 30.9% for the 13 weeks ended May 5, 2018 compared to 31.0% in the corresponding period of fiscal year 2017.

Gross profit as a percentage of net sales was negatively impacted by a sales mix change compared to the prior year period from our higher margin product categories (clothing, footwear, and camping), to our lower margin product categories (hunting and shooting), which was offset by an increase in vendor incentives.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $6.8 million, or 13.0%, to $59.2 million for the 13 weeks ended May 5, 2018 from $52.4 million for the corresponding period of fiscal year 2017. As a percentage of net sales, selling, general, and administrative expenses decreased to 32.9% of net sales in the first quarter of fiscal year 2018 compared to 33.4% of net sales in the first quarter of fiscal year 2017. Selling, general, and administrative expenses primarily increased due to $2.6 million of compensation expense relating to the retirement of our former Chief Executive Officer that was recognized during the first quarter of 2018. We incurred additional payroll (excluding the charge recorded in association with the retirement of our former CEO), rent, depreciation, and other operating expenses of $3.4 million, $1.5 million, $0.7 million, and $1.2 million, respectively, partially offset by a decrease in preopening expenses of $0.9 million and a decrease in professional fees of $1.7 million incurred in 2017 in connection with our bid for certain inventory and other assets of Gander Mountain Company.

Interest Expense. Interest expense increased by $0.4 million, or 12.9%, to $3.6 million in the 13 weeks ended May 5, 2018 from $3.2 million for the corresponding period of fiscal year 2017. Interest expense increased primarily as a result of higher interest rates and increased borrowings under our revolving credit facility.

Income Taxes. We recognized an income tax benefit of $1.4 million and $2.4 million in the 13 weeks ended May 5, 2018 and April 29, 2017, respectively. Our effective tax rate for the 13 weeks ended May 5, 2018 and April 29, 2017 was 19.1% and 34.8%, respectively.  Our effective tax rate declined compared to last year as a result of the adoption of the Tax Cuts and Jobs Act, which reduced the U.S. Federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. Our effective tax rate generally differs from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, and discrete items.

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

For the 13 weeks ended May 5, 2018, we incurred approximately $4.5 million in capital expenditures. We expect total capital expenditures between $20.0 million and $26.0 million for fiscal year 2018. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 5,	April 29,
	2018	2017
	(in thousands)
Cash flows (used in) operating activities	$(9,049)	$(8,852)
Cash flows (used in) investing activities	(4,474)	(13,204)
Cash flows provided by financing activities	14,133	22,414
Cash at end of period	2,379	2,269

Net cash used in operating activities was $9.0 million for the 13 weeks ended May 5, 2018, compared to cash used in operations of $8.9 million for the corresponding period of fiscal year 2017, a change of approximately $0.1 million. The change in our cash used in operating activities is primarily a result of timing of payments made on our account payable, accrued expenses, and lower purchases of inventory during the quarter as we will only be opening 5 stores during fiscal 2018 compared to 12 during fiscal 2017.

Net cash used in investing activities was $4.5 million for the 13 weeks ended May 5, 2018 compared to $13.2 million for the corresponding period of fiscal year 2017. The change in our cash flows from investing activities is primarily a result of fewer store openings in 2018 compared to 2017.

Net cash provided by financing activities was $14.1 million for the 13 weeks ended May 5, 2018, compared to $22.4 million for the corresponding period of fiscal year 2017. The decrease in net cash provided by financing activities when compared to 2017 was primarily due to lower net borrowings made on the credit facility in the 13 weeks ended May 5, 2018.

Our outstanding debt consists of our senior secured revolving line of credit and our senior secured term loan.

Refinancing.  On May 23, 2018, we amended and restated our credit agreement with a consortium of banks led by Wells Fargo, National Association (“Wells Fargo”). The amended credit agreement, among other things, increases our available borrowing capacity under our revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provides for a new $40.0 million term loan. Both the revolving credit facility and new term loan will mature on May 23, 2023. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from the New Term Loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020.

Amended and Restated Credit Agreement. Our amended and restated credit agreement that we entered into on May 23, 2018 provides for a senior secured revolving credit facility and a $40.0 million term loan. As of May 5, 2018, $76.3 million was outstanding under the revolving credit facility.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of May 5, 2018 was 3.35%.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Our new term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The new term loan will bear interest at a rate of LIBOR plus 5.75%.  The new term loan requires quarterly principal payments of $2.0 million payable quarterly beginning on October 31, 2018 and continuing up to and including May 23, 2023 at which time the remaining balance is due in full. Each of the subsidiaries of Holdings is a borrower under the revolving credit facility and the new term loan, Holdings guarantees all obligations under the revolving credit facility and new term loan. All obligations under the revolving credit facility and new term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and new term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box for the collection of all receipts.

We may be required to make mandatory prepayments under the revolving credit facility and new term loan in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The credit agreement governing our revolving credit facility and new term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of May 23, 2018, we were in compliance with all covenants under our credit agreement.

Prior Term Loan. Prior to May 23, 2018, we had a $160.0 million senior secured term loan facility with a financial institution. The term loan was issued at a price of 99% of the aggregate principal amount and had a maturity date of December 3, 2020. The term loan required quarterly principal payments of $0.4 million payable on the last business day of each fiscal quarter continuing up to and including October 30, 2020, with the final installment payment consisting of the remaining unpaid balance due on December 3, 2020. As of May 5, 2018, there was $134.7 million outstanding under the term loan.

As of May 5, 2018, the term loan bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which could not be less than 1.25%, plus an applicable margin of 6.25%.

On May 23, 2018, we repaid the term loan in full with proceeds from our revolving credit facility and new term loan.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2017 Form 10-K except for the implementation of certain estimates for revenue recognition under Topic 606 as disclosed below.

Revenue Recognition

Topic 606 has required changes to how our revenue is recognized. Updates to our accounting policies have been made as part of the adoption of this new standard. The changes to our accounting policies and procedures under the new standard have most significantly impacted the method that we use to record breakage for gift cards and loyalty reward points associated with the our loyalty reward programs. The new breakage calculations for these items apply assumptions allowable under Topic 606, which require judgments. In applying these new assumptions, and in the application of Topic 606, we have determined that the updated accounting policies, to ensure compliance under Topic 606, continue to be critical accounting policies.

Revenue recognition accounting policy

We operate solely as a outdoor retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, we implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since we only extend immaterial credit purchases to certain municipalities.

Substantially all of our revenue is for single performance obligations for the following distinct items:

"	Retail store sales

"	E-commerce sales

"	Gift cards and loyalty reward program

For performance obligations related to retail store and e-commerce sales contracts, we typically transfers control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the products are tendered for delivery to the common carrier.

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. We do not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the our contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

The transaction price relative to sales subject to a right of return reflects the amount of estimated consideration to which we expect to be entitled. This amount of variable consideration included in the transaction price, and measurement of net sales, is included in net sales only to the extent that it is probable that there will be no significant reversal in a future period. Actual amounts of consideration ultimately received may differ from our estimates. The allowance for sales returns is estimated based upon historical experience and a provision for estimated returns is recorded as a reduction in sales in the relevant period. The estimated merchandise inventory cost related to the sales returns is recorded in prepaid expenses and other. If actual results in the future vary from our estimates, we adjust these estimates, which would affect net sales and earnings in the period such variances become known.

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 2.5% when no escheat liability to relevant jurisdictions exists. We do not sell or provide gift cards that carry expiration dates. We recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 25% when no escheat liability to relevant jurisdictions exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by us from a customer, are excluded from revenue.

Sales returns

We estimate a reserve for sales returns and record the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns, and customer return rights are the key factors used in determining the estimate sales returns.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

As noted above, on May 23, 2018, we amended and restated our credit agreement which, among other things, increased our available borrowing capacity under our revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provided for a new $40.0 million term loan. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from our new term loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020.

Both the revolving credit facility and new term loan will mature on May 23, 2023. The interest rate did not change on our revolving credit facility.  The new term loan will bear interest at a rate of LIBOR plus 5.75%. The new term loan also requires quarterly principal payments of $2.0 million payable quarterly beginning on October 31, 2018 and continuing up to and including May 23, 2023 at which time the remaining balance is due in full.

All other changes to our contractual obligations during the 13 weeks ended May 5, 2018 were completed in the normal course of business and are not considered material.

Non-GAAP Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. In addition, Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. Adjusted EBITDA margin means, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate the company’s operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of the company’s core operating performance.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 5, 2018 and April 29, 2017.

	Thirteen Weeks Ended
	May 5,	April 28,
	2018	2017
	(dollars in thousands)
Net income	$(5,828)	$(4,507)
Interest expense	3,557	3,150
Income tax expense	(1,379)	(2,410)
Depreciation and amortization	4,663	3,942
Stock-based compensation expense (1)	435	650
Pre-opening expenses (2)	716	1,629
CEO retirement (3)	2,647	—
Professional fees (4)	—	1,744
Adjusted EBITDA	$4,811	$4,198

Adjusted EBITDA margin	2.7%	2.7%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At May 5, 2018, the weighted average interest rate on our borrowings under our revolving credit facility was 3.35%. Based on a sensitivity analysis at May 5, 2018, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.0 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 5, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended May 5, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2017 Form 10-K.

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

10.1

Amended and Restated Credit Agreement, dated as of May 23, 2018, Sportsman’s Warehouse, Inc., as Lead Borrower, Wells Fargo Bank, National Association, as Administrative Agents, Collateral Agent, and Swing Line Lender, and the other parties listed on the signature pages thereto.

10.2

Guaranty, dated as of May 23, 2018, by Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties.

10.3

Security Agreement, dated as of May 23, 2018, by Sportsman’s Warehouse, Inc., Minnesota Merchandising Corp., Sportsman’s Warehouse Southwest, Inc. and Pacific Flyway, LLC, as Borrowers, and Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Collateral Agent.

10.4

Employment Agreement, dated May 11, 2018, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018).

10.5

Retirement Agreement, dated March 13, 2018, between Sportsman’s Warehouse Holdings, Inc. and John Schaefer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 14, 2018).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: May 25, 2018	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 25, 2018	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)