Form 10-Q
period 2018-08-04
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2018-08-24
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 4, 2018

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

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐ (do not check if a smaller reporting company)	Smaller reporting company	☐
			
Emerging growth company	☒		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of August 24, 2018, the registrant had 42,938,236 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended August 4, 2018 and July 29, 2017, both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2018 and the second quarter of fiscal year 2017, respectively. Fiscal year 2018 contains 52 weeks of operations and will end on February 2, 2019. Fiscal year 2017 contained 53 weeks of operations ended February 3, 2018.

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
•

current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may impact the supply and demand for our products and our ability to conduct our business;

•	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;
•	we operate in a highly fragmented and competitive industry and may face increased competition;
•	we may not be able to anticipate, identify and respond to changes in consumer demands, including regional preferences, in a timely manner; and
•	we may not be successful in operating our stores in any existing or new markets into which we expand.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	August 4,	February 3,
	2018	2018
Assets
Current assets:
Cash	$2,734	1,769
Accounts receivable, net	388	319
Merchandise inventories	329,068	270,594
Prepaid expenses and other	13,462	8,073
Income taxes receivable	1,090	—
Total current assets	346,742	280,755
Property and equipment, net	95,849	94,035
Deferred income taxes	3,591	4,595
Definite lived intangibles, net	—	276
Total assets	$446,182	379,661

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$74,271	36,788
Accrued expenses	58,098	50,602
Income taxes payable	—	2,586
Revolving line of credit	173,821	59,992
Current portion of long-term debt, net of discount and debt issuance costs	7,915	990
Current portion of deferred rent	4,750	4,593
Total current liabilities	318,855	155,551
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	31,675	132,349
Deferred rent, noncurrent	40,942	41,963
Total long-term liabilities	72,617	174,312
Total liabilities	391,472	329,863

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,938 and 42,617 shares issued and outstanding, respectively	429	426
Additional paid-in capital	83,750	82,197
Accumulated deficit	(29,469)	(32,825)
Total stockholders' equity	54,710	49,798
Total liabilities and stockholders' equity	$446,182	379,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4	July 29,	August 4	July 29,
	2018	2017	2018	2017
Net sales	$203,288	$191,493	$383,347	$348,391
Cost of goods sold	131,011	122,875	255,504	231,158
Gross profit	72,277	68,618	127,843	117,233

Selling, general, and administrative expenses	59,088	54,383	118,305	106,766
Income from operations	13,189	14,235	9,538	10,467
Interest expense	(4,334)	(3,436)	(7,891)	(6,586)
Income before income taxes	8,855	10,799	1,647	3,881
Income tax expense	2,304	4,245	925	1,835
Net income	$6,551	$6,554	$722	$2,046
Income per share:
Basic	$0.15	$0.15	$0.02	$0.05
Diluted	$0.15	$0.15	$0.02	$0.05
Weighted average shares outstanding:
Basic	42,896	42,536	42,812	42,406
Diluted	42,921	42,587	42,837	42,457

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2018	2017
Cash flows from operating activities:
Net Income	$722	$2,046
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	8,887	7,431
Amortization and write-off of discount on debt and deferred financing fees	1,893	344
Amortization of definite lived intangible	276	903
Change in deferred rent	(865)	1,538
Loss on asset dispositions	—	(14)
Deferred income taxes	120	747
Stock-based compensation	2,054	1,052
Change in operating assets and liabilities:
Accounts receivable, net	(69)	(30)
Merchandise inventories	(58,474)	(55,940)
Prepaid expenses and other	(1,804)	132
Accounts payable	36,332	31,365
Accrued expenses	3,420	(6,001)
Income taxes payable and receivable	(3,676)	(1,696)
Net cash used in operating activities	(11,184)	(18,123)
Cash flows from investing activities:
Purchase of property and equipment	(10,585)	(31,864)
Proceeds from deemed sale-leaseback transactions	—	503
Proceeds from sale of property and equipment	—	14
Net cash used in investing activities	(10,585)	(31,347)
Cash flows from financing activities:
Net borrowings on line of credit	113,829	40,772
Increase in book overdraft	5,860	10,105
Proceeds from issuance of common stock per employee stock purchase plan	202	283
Payment of withholdings on restricted stock units	(699)	(639)
Borrowings on term loan	40,000	—
Payment of deferred financing costs	(1,331)	(341)
Principal payments on long-term debt	(135,127)	(800)
Net cash provided by financing activities	22,734	49,380
Net change in cash	965	(90)
Cash at beginning of period	1,769	1,911
Cash at end of period	$2,734	$1,821

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,867	6,705
Income taxes	4,672	2,675

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,975	2,781
Landlord receivable relating to deemed sale leaseback transaction	1,717	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 4, 2018, the Company operated 91 stores in 23 states. The Company also operates an e-commerce platform at www.sportsmanswarehouse.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 3, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 4, 2018 are not necessarily indicative of the results to be obtained for the year ending February 2, 2019. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 29, 2018 (the “Fiscal 2017 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Fiscal 2017 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

The accounts that changed under the adoption of Topic 606 for the condensed consolidated balance sheet as of and for the 26 weeks ended August 4, 2018 have been outlined as follows:

Condensed Consolidated Balance Sheet Changes	As Reported	Adjustments	Balances without adoption of Topic 606

Prepaids expenses and other	$ 13,462	$ (1,342)	$ 12,120
Accrued expenses	58,098	2,179	60,277
Deferred income taxes	3,591	884	4,475
Accumulated deficit	(29,469)	(2,637)	(32,106)

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

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales

•	E-commerce sales

•	Gift cards and loyalty reward program

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

Contract Balances

The following tables provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of August 4, 2018:

August 4, 2018
Right of return assets, which are included in prepaid expenses and other	$ 1,342
Contract liabilities, which are included in accrued expenses	26,492
Sales return liabilities, which are included in accrued expenses	2,003

For the 13 and 26 weeks ended August 4, 2018 the Company recognized approximately $186 and $505 in gift card breakage, respectively. For the 13 and 26 weeks ended August 4, 2018 the Company recognized approximately $288 and $553 in loyalty reward breakage, respectively. Gift card and loyalty reward breakage revenue for the 13 and 26 weeks ended August 4, 2018 reported under ASC 606 were not materially different from the amounts that would have been reported under the previous guidance of ASC 605. The Company will continue to monitor future quarters for materiality. The impact of these adjustments on the statement of cash flow for the period ended August 4, 2018 were recorded in cash used in operating activities.

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

•

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

•

The Company has elected to apply the practical expedient, relative to sales tax collected, which allows an entity to exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes.

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, was approximately:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		August 4,	July 29,	August 4,	July 29,
Department	Product Offerings	2018	2017	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	20.4%	20.6%	16.2%	16.9%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.4%	7.3%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.0%	16.7%	14.5%	14.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.6%	7.5%	7.0%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	39.7%	40.3%	47.4%	46.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and License and Background check revenue, net of revenue discounts	8.0%	7.5%	7.6%	7.9%
Total		100.0%	100.0%	100.0%	100.0%

Recent Accounting Pronouncements

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of 2019. Early adoption of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU 2018-11 which provided additional transition methods and a lessor practical expedient for separating lease and non-lease components. The Company plans to adopt the standard during the first quarter of 2019. The new leases standard provides a modified retrospective transition approach or a date of initial application approach for adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including which adoption method to apply and whether to elect the practical expedients outlined in the new standard. Currently all of the Company’s store and corporate locations are accounted for as operating leases, and therefore are not recorded on our balance sheet. The Company expects this adoption will result in a material increase in the assets and liabilities on the Company’s consolidated balance sheets. Once the Company adopts this new standard, it expects that, for the majority of its leases, the leases would include the amortization of the right-of-use asset and the recognition of interest expense based on the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the payment of the lease obligation. In preparation for the adoption of the guidance, the Company is in the process of implementing controls and system changes to enable the preparation of financial information.

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

(3) Property and Equipment

Property and equipment as of August 4, 2018 and February 3, 2018 were as follows:

	August 4,	February 3,
	2018	2018
Furniture, fixtures, and equipment	$68,683	$65,437
Leasehold improvements	86,408	84,345
Construction in progress	7,774	2,434
Total property and equipment, gross	162,865	152,216
Less accumulated depreciation and amortization	(67,016)	(58,181)
Total property and equipment, net	$95,849	$94,035

(4) Accrued Expenses

Accrued expenses consisted of the following as of August 4, 2018 and February 3, 2018:

	August 4,	February 3,
	2018	2018
Book overdraft	$15,804	$9,944
Unearned revenue	16,876	22,874
Accrued payroll and related expenses	10,682	8,004
Sales and use tax payable	4,493	3,277
Accrued construction costs	1,287	605
Other	8,956	5,898
Total Accrued Expenses	$58,098	$50,602

(5) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement amended and restated in its entirety that certain Credit Agreement, dated as of May 28, 2010, by and among SWI, as borrower, and Wells Fargo, as lender, and the other parties listed on the signature pages thereto.

The Amended Credit Agreement increased the amount available to borrow under the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) from $150,000 to $250,000, subject to a borrowing base calculation, and provided for a new $40,000 term loan (the “New Term Loan”).

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid and other assets. Fees associated with the New Term Loan offset the loan balance on the condensed consolidated balance sheet of the Company.

As of August 4, 2018, the Company had $183,886 in outstanding revolving loans under the Amended Credit Agreement and as of February 3, 2018, the Company had $66,621 in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $10,065 and $6,629 as of August 4, 2018 and February 3, 2018, respectively. As of August 4, 2018, the Company had stand-by commercial letters of credit of $1,505 under the terms of the Revolving Line of Credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Amended Credit Agreement also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. The Amended Credit Agreement also contains customary events of default. The Revolving Line of Credit matures on May 23, 2023.

As of August 4, 2018, the Amended Credit Agreement had $1,207 in outstanding deferred financing fees and as of February 3, 2018, the Revolving Line of Credit had $393 in outstanding deferred financing fees. During the 13 weeks and 26 weeks ended August 4, 2018, the Company recognized $62 and $84 of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 and 26 weeks ended July 29, 2017, the Company recognized $40 and $80 of non-cash interest expense with respect to the amortization of deferred financing fees.

(6) Long-Term Debt

Long-term debt consisted of the following as of August 4, 2018 and February 3, 2018:

	August 4,	February 3,
	2018	2018
Prior Term Loan	$—	$135,127
New Term loan	40,000	—
Less discount	—	(678)
Less debt issuance costs	(410)	(1,110)
	39,590	133,339
Less current portion, net of discount and debt issuance costs	(7,915)	(990)
Long-term portion	$31,675	$132,349

Term Loan

On May 23, 2018, the Company entered into the New Term Loan, which was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.

Also on May 23, 2018, the Company borrowed $135,400 under the Revolving Line of Credit and used the proceeds from the New Term Loan and the Revolving Line of Credit to repay the Company’s prior term loan with a financial institution that had an outstanding principal balance of $134,700 and was scheduled to mature on December 3, 2020.

The New Term Loan bears interest at a rate of LIBOR plus 5.75%.

As of August 4, 2018, and February 3, 2018, the New Term Loan and prior Term Loan, respectively had an outstanding balance of $40,000 and $135,127, respectively. The outstanding amounts as of August 4, 2018 and February 3, 2018 are offset on the condensed consolidated balance sheets by an unamortized discount of $0 and $678, respectively, and debt issuance costs of $410 and $1,110, respectively.

During the 13 and 26 weeks ended August 4, 2018, the Company recognized $620 and $678, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 and 26 weeks ended August 4, 2018, the Company recognized $1,018 and $1,131, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs. Of the discount and debt issuance cost amortization recorded during the 26 weeks ended August 4, 2018, $1,617 relates to the write-off associated with the extinguishment of the prior Term Loan.

During the 13 and 26 weeks ended July 29, 2017, the Company recognized $58 and $100, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 and 26 weeks ended July 29, 2017, the Company recognized $92 and $168, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

The Company is required to make quarterly payments on the New Term Loan of $2,000 beginning in October 31, 2018.

Restricted Net Assets

The provisions of the New Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 4, 2018, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s New Term Loan and Revolving Line of Credit.

(7) Income Taxes

The Company recognized income tax expense of $2,304 and $4,245 in the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. The Company’s effective tax rate for the 13 weeks ended August 4, 2018 and July 29, 2017 was 26.0% and 39.3%, respectively. The Company recognized an income tax expense of $925 and $1,835 in the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. The Company’s effective tax rate for the 26 weeks ended August 4, 2018 and July 29, 2017 was 56.2% and 47.3%, respectively. The change in the effective tax rate for the 13 weeks ended August 4, 2018, was primarily due to US tax reform enacted during 2017 which reduced the federal statutory tax rate of 35.0% to 21.0%. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock shortfalls and retirement expenses for our former CEO.

(8) Earnings Per Share

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

The following table sets forth the computation of basic and diluted loss per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Net Income	$6,551	$6,554	$722	$2,046
Weighted-average shares of common stock outstanding:
Basic	42,896	42,536	42,812	42,406
Dilutive effect of common stock equivalents	25	51	25	51
Diluted	42,921	42,587	42,837	42,457
Basic earnings per share	$0.15	$0.15	$0.02	$0.05
Diluted earnings per share	$0.15	$0.15	$0.02	$0.05
Restricted stock units considered anti-dilutive and excluded in the calculation	216	175	270	222

(9) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended August 4, 2018 and July 29, 2017, the Company recognized total stock-based compensation expense of $482 and $399, respectively. During the 26 weeks ended August 4, 2018 and July 29, 2017, the Company recognized total stock-based compensation expense of $2,054 and $1,052, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of August 4, 2018, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 304. As of August 4, 2018, there were 659 awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the period ended August 4, 2018, 45 shares were issued under this plan and the number of shares available for issuance was 607.

Nonvested Restricted Stock Awards

During the 13 and 26 weeks ended August 4, 2018 and July 29, 2017, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	2	11.25
Vested	80	11.25
Balance at August 4, 2018	26	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at July 29, 2017	108	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended August 4, 2018, the Company did not issue any performance-based stock awards. During the 26 weeks ended August 4, 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving fiscal year 2018 performance targets for same store sales and gross margin. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 326, and the “target” number of shares subject to the award is 163 as reported below. Following the end of the performance period (fiscal year 2018), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares estimate the most likely outcome of the performance conditions to be achieved for the performance period. If management’s assessment of the most likely outcome of the levels of performance conditions to be achieved changes, the number of granted shares will be revised accordingly.

During the 13 and 26 weeks ended July 29, 2017, the Company did not issue any nonvested performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	5	5.36
Vested	46	11.25
Balance at August 4, 2018	161	$5.15

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at July 29, 2017	49	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended August 4, 2018, the Company issued 69 nonvested stock units to employees and independent members of the Board of Directors of the Company at an average value of $5.22 per share. During the 26 weeks ended August 4, 2018, the Company issued 319 nonvested stock units to employees of the Company at an average value of $4.87 per share.

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

The Company had no net share settlements in the 13 weeks ended August 4, 2018 and July 29, 2017.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	319	4.87
Forfeitures	6	4.91
Vested	264	5.26
Balance at August 4, 2018	468	$4.89

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	456	5.09
Forfeitures	1	7.06
Vested	308	7.08
Balance at July 29, 2017	448	$5.12

(10) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $13,336 and $11,993 for the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. Rent expense under these leases totaled $26,474 and $23,593 for the 26 weeks ended August 4, 2018 and July 29, 2017, respectively

Legal Matters

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 91 stores in 23 states, totaling approximately 3.6 million gross square feet. During fiscal year 2018 to date, we have increased our gross square footage by 3.0% through the opening of four stores in the following locations:

•	Sheridan, Wyoming March 8, 2018
•	Walla Walla, Washington April 19, 2018
•	Anderson, South Carolina June 21, 2018
•	Coon Rapids, Minnesota August 2, 2018

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

Opening new stores is also an important part of our growth strategy. For fiscal year 2018 we have opened four stores as of August 4, 2018 and announced one additional location that will be opened in fiscal year 2018. While our target remains to grow square footage at a rate of greater than 10% annually, we will grow our square footage by approximately 5% for fiscal year 2018 as we shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 48 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores)  have achieved an average four-wall Adjusted EBITDA margin of 12.4% and an average ROIC of 66.4% excluding initial inventory cost (and 25.6% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	64.4	64.2	66.7	66.4
Gross profit	35.6	35.8	33.3	33.6
Selling, general, and administrative expenses	29.1	28.4	30.9	30.6
Income from operations	6.5	7.4	2.4	3.0
Interest expense	2.1	1.8	2.1	1.9
Income before income taxes	4.4	5.6	0.3	1.1
Income tax expense	1.1	2.2	0.2	0.5
Net income	3.3%	3.4%	0.1%	0.6%
Adjusted EBITDA	9.3%	10.7%	6.2%	7.1%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		August 4,	July 29,	August 4,	July 29,
Department	Product Offerings	2018	2017	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	20.4%	20.6%	16.2%	16.9%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.4%	7.3%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.0%	16.7%	14.5%	14.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.6%	7.5%	7.0%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	39.7%	40.3%	47.4%	46.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and License and Background check revenue, net of revenue discounts	8.0%	7.5%	7.6%	7.9%
Total		100.0%	100.0%	100.0%	100.0%

13 Weeks Ended August 4, 2018 Compared to 13 Weeks Ended July 29, 2017

Net Sales. Net sales increased by $11.8 million, or 6.2%, to $203.3 million in the 13 weeks ended August 4, 2018 compared to $191.5 million in the corresponding period of fiscal year 2017. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 13 weeks ended August 4, 2018 contributed $0.9 million to this increase.  Stores that were opened in fiscal year 2017 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $10.1 million of this increase. Included in the increase was also an increase in same store sales for the period of 0.2% compared to the comparable 13 week period of fiscal year 2017.

All our departments recognized an increase in net sales in the second quarter of fiscal year 2018 compared to the comparable 13-week period of fiscal year 2017. Our hunting and fishing departments experienced the largest increases in net sales of $3.8 million and $2.1 million, respectively. Our camping, clothing, footwear, and optics, electronics and accessories departments also had increases of $0.2 million, $0.4 million, $0.9 million and $0.7 million, respectively, during the second quarter of fiscal year 2018 compared to the comparable period of fiscal year 2017.

With respect to same store sales, during the 13 weeks ended August 4, 2018, our footwear, fishing, and hunting departments had increases of 3.1%, 1.7%, and 0.5%, respectively while the camping, clothing, and optics, electronics and accessories departments had decreases of 2.5%, 0.7%, and 0.2%, respectively, compared to the comparable 13-week period of fiscal year 2017. We had increased sales in our hunting category as we continue to gain firearm and ammunition market share. Within our hunting and shooting department, firearms and ammunition increased on a same store sales basis by 3.6% and 0.6%, respectively, during the 13 weeks ended August 4, 2018 compared to the comparable 13-week period of fiscal year 2017. We experienced a decrease in demand for camping and clothing gear due to the extensive forest fires seen in the western United States which has had an impact on several key camping areas. As of August 4, 2018, we had 84 stores included in our same store sales calculation.

Gross Profit. Gross profit increased by $3.7 million, or 5.3%, to $72.3 million for the 13 weeks ended August 4, 2018 from $68.6 million for the corresponding period of fiscal year 2017. As a percentage of net sales, gross profit remained relatively stable at 35.6% for the 13 weeks ended August 4, 2018, compared to 35.8% for the corresponding period of fiscal year 2017. Gross profit as a percentage of net sales was negatively impacted by a sales mix change compared to the prior year period from our higher margin product categories (clothing, footwear, and camping), to our lower margin product categories (hunting and shooting), which was partially offset by an increase in vendor incentives.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.7 million, or 8.7%, to $59.1 million for the 13 weeks ended August 4, 2018 from $54.4 million for the corresponding period of fiscal year 2017. As a percentage of net sales, selling, general, and administrative expenses increased to 29.1% of net sales in the second quarter of fiscal year 2018 compared to 28.4% of net sales in the second quarter of fiscal year 2017. We incurred additional payroll, rent, depreciation, and other operating expenses of $3.0 million, $1.3 million, $0.1 million, and $0.9 million, respectively, primarily related to the opening of new stores and the impact of minimum wage increases across most of our stores. These increases were partially offset by a decrease in preopening expenses of $0.6 million.

Interest Expense. Interest expense increased by $0.9 million, or 26.1%, to $4.3 million in the 13 weeks ended August 4, 2018 from $3.4 million for the corresponding period of fiscal year 2017. Interest expense increased primarily as a result of the write-off of $1.6 million in deferred financing fees and debt discount associated with our prior term loan offset by increased borrowing on our Amended Credit Facility which bear interest at lower rates than our prior term loan.

Income Taxes. We recognized an income tax expense of $2.3 million and $4.2 million in the 13 weeks ended August 4, 2018 and July 29, 2017, respectively. Our effective tax rate for the 13 weeks ended August 4, 2018 and July 29, 2017 was 26.0% and 39.3%, respectively.  Our effective tax rate declined compared to last year as a result of the adoption of the Tax Cuts and Jobs Act, which reduced the U.S. Federal corporate tax rate from 35.0% to 21.0%, effective January 1, 2018. Our effective tax rate generally differs from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items.

26 Weeks Ended August 4, 2018 Compared to 26 Weeks Ended July 29, 2017

Net Sales. Net sales increased by $35.0 million, or 10.0%, to $383.3 million in the 26 weeks ended August 4, 2018 compared to $348.4 million in the corresponding period of fiscal year 2017. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 26 weeks ended August 4, 2018 contributed $3.5 million to this increase.  Stores that were opened in fiscal year 2017 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $25.6 million of this increase. Included in the increase was also an increase in same store sales for the period of 1.7% compared to the comparable 26 week period of fiscal year 2017.

All our departments recognized an increase in net sales in the first half of fiscal year 2018 compared to the comparable first half of fiscal year 2017. Our hunting and fishing departments experienced the largest increases in net sales of $18.2 million and $4.1 million, respectively. Our camping, clothing, footwear and optics, electronics and accessories departments also had increases of $0.3 million, $2.0 million, $0.9 million, and $1.4 million, respectively, during the first half of fiscal year 2018 compared to the comparable period of fiscal year 2017.

With respect to same store sales, during the 26 weeks ended August 4, 2018, our fishing, hunting, and clothing departments had increases of 2.4%, 4.6%, and 2.7%, respectively while the camping, footwear, and optics, electronics, and accessories departments had decreases of 3.4%, 0.5%, and 0.7%, respectively, compared to the comparable 26 week period of fiscal year 2017. We had increased sales in our hunting category due to the continuing political environment surrounding gun control, and actions taken by our competitors with respect to firearm policies. Within hunting and shooting, firearms and ammunition increased by 11.1% and 5.3%, respectively, during the 26 weeks ended August 4, 2018 compared to the comparable 26 week period of fiscal year 2017. We experienced a decrease in demand for camping and footwear gear as the spring was warmer than normal and due to the extensive forest fires seen in the western United States which has had an impact on several key camping areas. As of August 4, 2018, we had 84 stores included in our same store sales calculation.

Gross Profit. Gross profit increased by $10.6 million, or 9.1%, to $127.8 million for the 26 weeks ended August 4, 2018 from $117.2 million for the corresponding period of fiscal year 2017. As a percentage of net sales, gross profit remained relatively stable at 33.3% for the 26 weeks ended August 4, 2018 compared to 33.6% for the corresponding period of fiscal year 2017. Gross profit as a percentage of net sales was negatively impacted by a sales mix change compared to the prior year period from our higher margin product categories (clothing, footwear, and camping), to our lower margin product categories (hunting and shooting), which was partially offset by an increase in vendor incentives.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $11.5 million, or 10.8%, to $118.3 million for the 26 weeks ended August 4, 2018 from $106.8 million for the corresponding period of fiscal year 2017. As a percentage of net sales, selling, general, and administrative expenses increased to 30.9% of net sales in the first half of fiscal year 2018 compared to 30.6% of net sales in the first half of fiscal year 2017. Selling, general, and administrative expenses primarily increased due to $2.6 million of compensation expense relating to the retirement of our former Chief Executive Officer that was recognized during the first quarter of 2018. We incurred additional payroll, rent, depreciation, and other operating expenses of $9.0 million, $2.9 million, $0.8 million, and $2.1 million, respectively, primarily related to the opening of new stores and the impact of minimum wage increases across most of our stores. These increases were partially offset by a decrease in preopening expenses of $1.5 million and professional fees of $1.7 million incurred in 2017 in connection with our bid for certain inventory and other assets of Gander Mountain Company.

Interest Expense. Interest expense increased by $1.3 million, or 19.8%, to $7.9 million in the 26 weeks ended August 4, 2018 from $6.6 million for the corresponding period of fiscal year 2017. Interest expense increased primarily as a result of the write-off of $1.6 million in deferred financing fees and debt discount associated with our prior term loan offset by increased borrowing on our Amended Credit Facility which bear interest at lower rates than our prior term loan.

Income Taxes. We recognized an income tax expense of $0.9 million and $1.8 million in the 26 weeks ended August 4, 2018 and July 29, 2017, respectively. Our effective tax rate for the 26 weeks ended August 4, 2018 and July 29, 2017 was 59.8% and 47.3%, respectively.  Our effective tax rate increased compared to last year as a result of nondeductilble retirement expenses of our former CEO. Our effective tax rate generally differs from the U.S. Federal statutory rate of 21%, due to state taxes, permanent items, and discrete items relating to stock shortfalls and retirement expenses for our former CEO.

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

For the 26 weeks ended August 4, 2018, we incurred approximately $10.6 million in capital expenditures. We expect total capital expenditures between $17.0 million and $20.0 million for fiscal year 2018. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 4,	July 29,
	2018	2017
	(in thousands)
Cash flows (used in) operating activities	$(11,184)	$(18,123)
Cash flows (used in) investing activities	(10,585)	(31,347)
Cash flows provided by financing activities	22,734	49,380
Cash at end of period	2,734	1,821

Net cash used in operating activities was $11.2 million for the 26 weeks ended August 4, 2018, compared to cash used in operations of $18.1 million for the corresponding period of fiscal year 2017, a change of approximately $6.9 million. The change in our cash used in operating activities is primarily a result of timing of payments made on our accounts payable and accrued expenses.

Net cash used in investing activities was $10.6 million for the 26 weeks ended August 4, 2018 compared to $31.3 million for the corresponding period of fiscal year 2017. The change in our cash flows from investing activities is primarily a result of fewer store openings in 2018 compared to 2017.

Net cash provided by financing activities was $22.7 million for the 26 weeks ended August 4, 2018, compared to $49.4 million for the corresponding period of fiscal year 2017. The decrease in net cash provided by financing activities when compared to 2017 was primarily due to lower net borrowings made on the credit facility in the 26 weeks ended August 4, 2018.

Our outstanding debt consists of our Amended Credit Facility and our New Term Loan.

Amended and Restated Credit Agreement.    On May 23, 2018, we amended and restated our credit agreement with a consortium of banks led by Wells Fargo, National Association (“Wells Fargo”). The amended credit agreement, among other things, increased our available borrowing capacity under our revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provided a new $40.0 million term loan. Both the revolving credit facility and new term loan will mature on May 23, 2023. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from the new term loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of August 4, 2018, we had $173.8 million outstanding under our revolving credit facility.

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

Our new term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The new term loan will bear interest at a rate of LIBOR plus 5.75%.  The new term loan requires quarterly principal payments of $2.0 million payable quarterly beginning on October 31, 2018 and continuing up to and including May 23, 2023 at which time the remaining balance is due in full. Each of the subsidiaries of Sportsman’s Warehouse Holdings, Inc. (“Holdings”) is a borrower under the revolving credit facility and the new term loan, and Holdings guarantees all obligations under the revolving credit facility and new term loan. All obligations under the revolving credit facility and new term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and new term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box or similar arrangement for the collection of all receipts.

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

The credit agreement governing our revolving credit facility and new term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base.  The credit agreement also contains customary events of default. As of August 4, 2018, we were in compliance with all covenants under our credit agreement.

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

Revenue recognition accounting policy

We operate solely as an outdoor retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, we implicitly enter into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since we only extend immaterial credit purchases to certain municipalities.

Substantially all of our revenue is for single performance obligations for the following distinct items:

•	Retail store sales

•	E-commerce sales

•	Gift cards and loyalty reward program

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

Both the revolving credit facility and new term loan will mature on May 23, 2023. The interest rate did not change on our revolving credit facility.  The new term loan bears interest at a rate of LIBOR plus 5.75%. The new term loan also requires quarterly principal payments of $2.0 million payable quarterly beginning on October 31, 2018 and continuing up to and including May 23, 2023 at which time the remaining balance is due in full.

All other changes to our contractual obligations during the 26 weeks ended August 4, 2018 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended August 4, 2018 and July 29, 2017.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$6,551	$6,554	$722	$2,046
Interest expense	4,334	3,436	7,891	6,586
Income tax expense	2,304	4,245	925	1,835
Depreciation and amortization	4,500	4,393	9,163	8,334
Stock-based compensation expense (1)	482	399	967	1,052
Pre-opening expenses (2)	795	1,395	1,511	3,023
CEO retirement (3)	—	—	2,647	—
Professional Fees (4)	—	—	—	1,744
Adjusted EBITDA	$18,966	$20,422	$23,826	$24,620

Adjusted EBITDA margin	9.3%	10.7%	6.2%	7.1%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At August 4, 2018, the weighted average interest rate on our borrowings under our revolving credit facility was 3.22%. Based on a sensitivity analysis at August 4, 2018, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.5 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 4, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended August 4, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1

Amended and Restated Credit Agreement, dated as of May 23, 2018, Sportsman’s Warehouse, Inc., as Lead Borrower, Wells Fargo Bank, National Association, as Administrative Agents, Collateral Agent, and Swing Line Lender, and the other parties listed on the signature pages thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q filed on May 25, 2018).

10.2

Guaranty, dated as of May 23, 2018, by Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q filed on May 25, 2018).

10.3

Security Agreement, dated as of May 23, 2018, by Sportsman’s Warehouse, Inc., Minnesota Merchandising Corp., Sportsman’s Warehouse Southwest, Inc. and Pacific Flyway, LLC, as Borrowers, and Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 10-Q filed on May 25, 2018).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: August 24, 2018	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 24, 2018	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)