Form 10-Q
period 2018-11-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2018-11-29
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 3, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically on its corporate Web site, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐	Smaller reporting company	☒
			
Emerging growth company	☒		

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 29, 2018, the registrant had 42,938,385 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended November 3, 2018 and October 28, 2017, both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2018 and the third quarter of fiscal year 2017, respectively. Fiscal year 2018 contains 52 weeks of operations and will end on February 2, 2019. Fiscal year 2017 contained 53 weeks of operations ended on February 3, 2018.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	November 3,	February 3,
	2018	2018
Assets
Current assets:
Cash	$1,892	1,769
Accounts receivable, net	419	319
Merchandise inventories	369,057	270,594
Income tax receivable	1,617	—
Prepaid expenses and other	12,092	8,073
Total current assets	385,077	280,755
Property and equipment, net	93,273	94,035
Deferred income taxes	1,517	4,595
Definite lived intangibles, net	252	276
Total assets	$480,119	379,661

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$91,511	36,788
Accrued expenses	55,664	50,602
Income taxes payable	—	2,586
Revolving line of credit	181,566	59,992
Current portion of long-term debt, net of discount and debt issuance costs	7,915	990
Current portion of deferred rent	5,033	4,593
Total current liabilities	341,689	155,551
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	29,696	132,349
Deferred rent, noncurrent	41,244	41,963
Total long-term liabilities	70,940	174,312
Total liabilities	412,629	329,863

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,938 and 42,617 shares issued and outstanding, respectively	429	426
Additional paid-in capital	84,131	82,197
Accumulated deficit	(17,070)	(32,825)
Total stockholders' equity	67,490	49,798
Total liabilities and stockholders' equity	$480,119	379,661

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net sales	$223,099	$218,115	$606,447	$566,506
Cost of goods sold	145,518	141,152	401,022	372,310
Gross profit	77,581	76,963	205,425	194,196

Selling, general, and administrative expenses	60,070	57,443	178,374	164,207
Income from operations	17,511	19,520	27,051	29,989
Interest expense	(2,633)	(3,494)	(10,524)	(10,081)
Income before income taxes	14,878	16,026	16,527	19,908
Income tax expense	2,480	6,218	3,406	8,053
Net income	$12,398	$9,808	$13,121	$11,855
Income per share:
Basic	$0.29	$0.23	$0.31	$0.28
Diluted	$0.29	$0.23	$0.31	$0.28
Weighted average shares outstanding:
Basic	42,938	42,576	42,854	42,464
Diluted	43,094	42,611	42,937	42,501

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2018	2017
Cash flows from operating activities:
Net Income	$13,121	$11,855
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	13,317	11,551
Amortization and write-off of discount on debt and deferred financing fees	1,959	534
Amortization of definite lived intangible	283	1,355
Change in deferred rent	(280)	8,284
(Gain) Loss on asset dispositions	30	(14)
Deferred income taxes	2,194	612
Stock-based compensation	2,435	1,437
Change in operating assets and liabilities:
Accounts receivable, net	(100)	7
Merchandise inventories	(98,463)	(72,037)
Prepaid expenses and other	(2,195)	3,202
Accounts payable	55,204	40,638
Accrued expenses	2,277	(2,078)
Income taxes payable and receivable	(4,203)	2,231
Net cash (used in) provided by operating activities	(14,421)	7,577
Cash flows from investing activities:
Purchase of property and equipment	(15,183)	(39,220)
Purchase of intangible asset	(259)	—
Proceeds from deemed sale-leaseback transactions	1,717	6,130
Proceeds from sale of property and equipment	226	14
Net cash used in investing activities	(13,499)	(33,076)
Cash flows from financing activities:
Net borrowings on line of credit	121,574	17,482
Increase in book overdraft	5,424	10,157
Proceeds from issuance of common stock per employee stock purchase plan	202	283
Payment of withholdings on restricted stock units	(699)	(638)
Borrowings on term loan	40,000	—
Payment of deferred financing costs	(1,331)	(341)
Principal payments on long-term debt	(137,127)	(1,200)
Net cash provided by financing activities	28,043	25,743
Net change in cash	123	244
Cash at beginning of period	1,769	1,911
Cash at end of period	$1,892	$2,155

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$10,411	9,469
Income taxes	5,616	5,137

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$487	214

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of November 3, 2018, the Company operated 92 stores in 23 states. The Company also operates an e-commerce platform at www.sportsmanswarehouse.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 3, 2018 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended November 3, 2018 are not necessarily indicative of the results to be obtained for the year ending February 2, 2019. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2018 filed with the SEC on March 29, 2018 (the “Fiscal 2017 Form 10-K”).

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

The accounts that changed under the adoption of Topic 606 for the condensed consolidated balance sheet as of and for the 39 weeks ended November 3, 2018 have been outlined as follows:

Condensed Consolidated Balance Sheet Changes	As Reported	Adjustments	Balances without adoption of Topic 606

Prepaids expenses and other	$ 12,092	$ (1,433)	$ 10,659
Accrued expenses	55,664	2,088	57,752
Deferred income taxes	1,517	884	2,401
Accumulated deficit	(17,070)	(2,637)	(19,707)

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 2.5% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 25% when no escheat liability to relevant jurisdictions exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Sales returns

We estimate a reserve for sales returns and record the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns and customer return rights are the key factors used in determining the estimated sales returns.

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of November 3, 2018:

November 3, 2018
Right of return assets, which are included in prepaid expenses and other	$ 1,433
Estimated contract liabilities, net of breakage	15,681
Sales return liabilities, which are included in accrued expenses	2,155

For the 13 and 39 weeks ended November 3, 2018 the Company recognized approximately $147 and $652 in gift card breakage, respectively. For the 13 and 39 weeks ended November 3, 2018 the Company recognized approximately $327 and $880 in loyalty reward breakage, respectively. Gift card and loyalty reward breakage revenue for the 13 and 39 weeks ended November 3, 2018 reported under ASC 606 were not materially different from the amounts that would have been reported under the previous guidance of ASC 605. The Company will continue to monitor future quarters for materiality. The impact of these adjustments on the statement of cash flow for the period ended November 3, 2018 were recorded in cash used in operating activities.

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

Practical expedients and policy elections

The Company applies the following practical expedients in its application for Topic 606:

•

The Company has elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

•

The Company has elected to apply the practical expedient, relative to sales tax collected, which allows an entity to exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes.

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 3,	October 28,	November 3,	October 28,
Department	Product Offerings	2018	2017	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.5%	15.7%	15.6%	16.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.8%	10.1%	8.2%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.6%	9.0%	12.3%	12.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.7%	7.4%	7.3%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.7%	47.3%	47.9%	46.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and license and background check revenue, net of revenue discounts	10.6%	10.5%	8.7%	8.9%
Total		100.0%	100.0%	100.0%	100.0%

Recent Accounting Pronouncements

Lease Accounting

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-02, “Leases” (“ASU 2016-02”). The standard amends the existing accounting standards for lease accounting, including requiring lessees to recognize most leases on their balance sheets and making targeted changes to lessor accounting. ASU 2016-02 will be effective beginning in the first quarter of fiscal year 2019. Early adoption of ASU 2016-02 is permitted. In July 2018, the FASB issued ASU 2018-11 which provided additional transition methods and a lessor practical expedient for separating lease and non-lease components. The Company plans to adopt the standard during the first quarter of fiscal year 2019. The new leases standard provides a modified retrospective transition approach or a date of initial application approach for adoption for all leases existing at, or entered into after, the date of initial application, with an option to use certain transition relief. Management is currently evaluating the impact of adopting ASU 2016-02 on the Company’s consolidated financial statements, including which adoption method to apply and whether to elect the practical expedients outlined in the new standard. Currently all of the Company’s store and corporate locations are accounted for as operating leases, and therefore are not recorded on our balance sheet. The Company expects this adoption will result in a material increase in the assets and liabilities on the Company’s consolidated balance sheets. Once the Company adopts this new standard, it expects that, for the majority of its leases, the leases would include the amortization of the right-of-use asset and the recognition of interest expense based on the lessee’s incremental borrowing rate (or the rate implicit in the lease, if known) on the payment of the lease obligation. In preparation for the adoption of the guidance, the Company is in the process of implementing controls and system changes to enable the preparation of financial information.

Intangible – Goodwill and Other

In January 2017, the FASB issued ASU 2017-04, “Intangibles – Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which requires an entity to no longer perform a hypothetical purchase price allocation to measure goodwill impairment. Instead, impairment will be measured using the difference between the carrying amount and the fair value of the reporting unit. ASU 2017-04 is effective for annual and interim periods in fiscal years beginning after December 15, 2019. All entities may early adopt the standard for goodwill impairment tests with measurement dates after January 1, 2017. Management believes ASU 2017-04 will have no impact on the Company’s consolidated financial statements.

(3) Property and Equipment

Property and equipment as of November 3, 2018 and February 3, 2018 were as follows:

	November 3,	February 3,
	2018	2018
Furniture, fixtures, and equipment	$69,896	$65,437
Leasehold improvements	91,268	84,345
Construction in progress	3,531	2,434
Total property and equipment, gross	164,696	152,216
Less accumulated depreciation and amortization	(71,423)	(58,181)
Total property and equipment, net	$93,273	$94,035

(4) Accrued Expenses

Accrued expenses consisted of the following as of November 3, 2018 and February 3, 2018:

	November 3,	February 3,
	2018	2018
Book overdraft	$15,368	$9,944
Unearned revenue	16,924	22,874
Accrued payroll and related expenses	9,637	8,004
Sales and use tax payable	4,761	3,277
Accrued construction costs	431	605
Other	8,543	5,898
Total Accrued Expenses	$55,664	$50,602

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

As of November 3, 2018, the Company had $190,855 in outstanding revolving loans under the Amended Credit Agreement and as of February 3, 2018, the Company had $66,621 in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $9,289 and $6,629 as of November 3, 2018 and February 3, 2018, respectively. As of November 3, 2018, the Company had stand-by commercial letters of credit of $1,505 under the terms of the Revolving Line of Credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Amended Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. The Amended Credit Agreement also contains customary events of default. The Revolving Line of Credit matures on May 23, 2023.

As of November 3, 2018, the Amended Credit Agreement had $1,148 in outstanding deferred financing fees and as of February 3, 2018, the Revolving Line of Credit had $393 in outstanding deferred financing fees. During the 13 weeks and 39 weeks ended November 3, 2018, the Company recognized $67 and $129, respectively of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 and 39 weeks ended October 28, 2017, the Company recognized $26 and $106, respectively of non-cash interest expense with respect to the amortization of deferred financing fees.

(6) Long-Term Debt

Long-term debt consisted of the following as of November 3, 2018 and February 3, 2018:

	November 3,	February 3,
	2018	2018
Prior Term Loan	$—	$135,127
New Term loan	38,000	—
Less discount	—	(678)
Less debt issuance costs	(389)	(1,110)
	37,611	133,339
Less current portion, net of discount and debt issuance costs	(7,915)	(990)
Long-term portion	$29,696	$132,349

Term Loan

On May 23, 2018, the Company entered into the New Term Loan, which was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.

Also on May 23, 2018, the Company borrowed $135,400 under the Revolving Line of Credit and used the proceeds from the New Term Loan and the Revolving Line of Credit to repay the Company’s prior term loan with a financial institution that had an outstanding principal balance of $134,700 and was scheduled to mature on December 3, 2020 (the”Prior Term Loan”).

The New Term Loan bears interest at a rate of LIBOR plus 5.75%.

As of November 3, 2018, and February 3, 2018, the New Term Loan and Prior Term Loan, respectively had an outstanding balance of $38,000 and $135,127, respectively. The outstanding amounts as of November 3, 2018 and February 3, 2018 are offset on the condensed consolidated balance sheets by an unamortized discount of $0 and $678, respectively, and debt issuance costs of $389 and $1,110, respectively.

During the 13 and 39 weeks ended November 3, 2018, the Company recognized $0 and $678, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 and 39 weeks ended November 3, 2018, the Company recognized $21 and $1,152, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs. Of the discount and debt issuance cost amortization recorded during the 39 weeks ended November 3, 2018,  $1,617 relates to the write-off associated with the extinguishment of the Prior Term Loan.

During the 13 and 39 weeks ended October 28, 2017, the Company recognized $59 and $159, respectively, of non-cash interest expense with respect to the amortization of the discount. During the 13 and 39 weeks ended October 28, 2017, the Company recognized $99 and $269,  respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 weeks ended November 3, 2018, the Company made the required quarterly payment on the Term Loan of $2,000.

Restricted Net Assets

The provisions of the New Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of November 3, 2018, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s New Term Loan and Revolving Line of Credit.

(7) Income Taxes

The Company recognized income tax expense of $2,480 and $6,218 in the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. The Company’s effective tax rate for the 13 weeks ended November 3, 2018 and October 28, 2017 was 16.7% and 38.8%, respectively. The Company recognized an income tax expense of $3,406 and $8,053 in the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. The Company’s effective tax rate for the 39 weeks ended November 3, 2018 and October 28, 2017 was 20.6% and 40.5%, respectively. The change in the effective tax rate for the 13 and 39 weeks ended November 3, 2018, was primarily due to US tax reform enacted during December 2017 which reduced the federal statutory tax rate of 35.0% to 21.0% and a discrete item relating to a change in tax depreciation methods filed with the fiscal 2017 federal tax return in fiscal 2018 for specific classes of fixed assets which accelerated taxable depreciation. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to method changes and stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Net Income	$12,398	$9,808	$13,121	$11,855
Weighted-average shares of common stock outstanding:
Basic	42,938	42,576	42,854	42,464
Dilutive effect of common stock equivalents	156	35	83	37
Diluted	43,094	42,611	42,937	42,501
Basic earnings per share	$0.29	$0.23	$0.31	$0.28
Diluted earnings per share	$0.29	$0.23	$0.31	$0.28
Restricted stock units considered anti-dilutive and excluded in the calculation	7	222	49	233

(9) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended November 3, 2018 and October 28, 2017, the Company recognized total stock-based compensation expense of $366 and $386, respectively. During the 39 weeks ended November 3, 2018 and October 28, 2017, the Company recognized total stock-based compensation expense of $2,435 and $1,437, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of November 3, 2018, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 303. As of November 3, 2018, there were 645 unvested stock awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 39 weeks ended November 3, 2018,  45 shares were issued under the ESPP and the number of shares available for issuance was 607.

Nonvested Restricted Stock Awards

During the 13 and 39 weeks ended November 3, 2018 and October 28, 2017, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	2	11.25
Vested	80	11.25
Balance at November 3, 2018	26	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at October 28, 2017	108	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended November 3, 2018, the Company did not issue any performance-based stock awards. During the 39 weeks ended November 3, 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving fiscal year 2018 performance targets for same store sales and gross margin. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 326, and the “target” number of shares subject to the award is 163 as reported below. Following the end of the performance period (fiscal year 2018), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares estimate the most likely outcome of the performance conditions to be achieved for the performance period. If management’s assessment of the most likely outcome of the levels of performance conditions to be achieved changes, the number of granted shares will be revised accordingly.

During the 13 and 39 weeks ended October 28, 2017, the Company did not issue any nonvested performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	5	5.36
Vested	46	11.25
Balance at November 3, 2018	161	$5.15

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at October 28, 2017	49	$11.25

Nonvested Stock Unit Awards

During the 13 weeks ended November 3, 2018, the Company issued 3 nonvested stock units to employees of the Company at an average value of $5.56 per share. During the 39 weeks ended November 3, 2018, the Company issued 322 nonvested stock units to employees of the Company and independent members of the Board of Directors at an average value of $4.88 per share.

During the 13 weeks ended October 28, 2017, the Company did not issue any nonvested stock units. During the 39 weeks ended October 28, 2017, the Company issued 456 nonvested stock units to employees of the Company and independent members of the Board of Directors at an average value of $5.09 per share.

The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

The Company had no net share settlements in the 13 weeks ended November 3, 2018 and October 28, 2017.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	322	4.88
Forfeitures	8	4.91
Vested	279	5.23
Balance at November 3, 2018	454	$4.91

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	456	5.09
Forfeitures	1	7.06
Vested	323	6.97
Balance at October 28, 2017	433	$5.13

(10) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space and warehouse locations under non-cancelable operating leases. Rent expense under these leases totaled $13,974 and $12,632 for the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. Rent expense under these leases totaled $40,448 and $36,225 for the 39 weeks ended November 3, 2018 and October 28, 2017, respectively.

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

Overview

We are a outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and every enthusiast in between. Our mission is to provide a one-stop shopping experience that equips our customers with the right quality, brand name hunting, shooting, fishing and camping gear to maximize their enjoyment of the outdoors.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 92 stores in 23 states, totaling approximately 3.6 million gross square feet. During fiscal year 2018 to date, we have increased our gross square footage by 3.9% through the opening of five stores in the following locations:

•	Sheridan, Wyoming on March 8, 2018
•	Walla Walla, Washington on April 19, 2018
•	Anderson, South Carolina on June 21, 2018
•	Coon Rapids, Minnesota on August 2, 2018
•	Milpitas, California on August 16, 2018

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

Opening new stores is also an important part of our growth strategy. For fiscal year 2018 we have opened five stores as of November 3, 2018 and we do not intend on opening any additional locations in fiscal year 2018.  We  plan to grow our square footage by approximately 3% to 5% for fiscal year 2019 as we continue to shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 51 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores)  have achieved an average four-wall Adjusted EBITDA margin of 11.9% and an average ROIC of 63.1% excluding initial inventory cost (and 24.4% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmanswarehouse.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening new stores in our existing and new markets;
•	continuing to increase same store sales through merchandise strategies and improved utilization of the existing square footage at our stores;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts, expanded loyalty engagement and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our omni-channel capabilities.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 43 of our current stores are being impacted by minimum wage increases in fiscal year 2018 that have and will continue to drive up our selling, general, and administrative costs during fiscal year 2018.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.2	64.7	66.1	65.7
Gross profit	34.8	35.3	33.9	34.3
Selling, general, and administrative expenses	26.9	26.3	29.4	29.0
Income from operations	7.8	9.0	4.5	5.3
Interest expense	1.2	1.5	1.7	1.8
Income before income taxes	6.7	7.5	2.7	3.5
Income tax expense	1.1	2.9	0.6	1.4
Net income	5.6%	4.6%	2.2%	2.1%
Adjusted EBITDA	10.1%	11.5%	7.7%	8.8%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 3,	October 28,	November 3,	October 28,
Department	Product Offerings	2018	2017	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.5%	15.7%	15.6%	16.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.8%	10.1%	8.2%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.6%	9.0%	12.3%	12.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.7%	7.4%	7.3%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.7%	47.3%	47.9%	46.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and license and background check revenue, net of revenue discounts	10.6%	10.5%	8.7%	8.9%
Total		100.0%	100.0%	100.0%	100.0%

13 Weeks Ended November  3, 2018 Compared to 13 Weeks Ended October 28, 2017

Net Sales. Net sales increased by $5.0 million, or 2.3%, to $223.1 million during the 13 weeks ended November 3, 2018 compared to $218.1 million in the corresponding period of fiscal year 2017. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 13 weeks ended November 3, 2018 contributed $1.0 million to this increase.  Stores that were opened in fiscal year 2017 and 2018, and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $6.6 million of this increase. Partially offsetting this increase was a decrease in same store sales for the period of 0.5% compared to the comparable 13 week period of fiscal year 2017.

All of our departments, except clothing, recognized an increase in net sales in the third quarter of fiscal year 2018 compared to the comparable 13-week period of fiscal year 2017. Our hunting and fishing departments experienced the largest increases in net sales of $4.4 million and $0.9 million, respectively. Our camping, footwear, and optics, electronics and accessories departments also had increases of $0.3 million, $0.9 million, and $0.7 million,  respectively, during the third quarter of fiscal year 2018 compared to the comparable period of fiscal year 2017. Our clothing department saw a decrease of $0.9 million during the third quarter of fiscal year 2018 compared to the comparable period of fiscal year 2017.

With respect to same store sales, during the 13 weeks ended November 3, 2018, our footwear, fishing, and hunting departments had increases of 2.9%, 1.4%, and 0.1%, respectively while the clothing, camping, and optics, electronics and accessories departments had decreases of 6.8%, 2.3%, and 0.2%, respectively, compared to the comparable 13-week period of fiscal year 2017. We had increased sales in our hunting category as we continue to gain firearm market share. Within our hunting and shooting department, firearms increased on a same store sales basis by 3.2% while ammunition decreased on a same store sales basis by 3.4%, during the 13 weeks ended November 3, 2018 compared to the comparable 13-week period of fiscal year 2017. We experienced a decrease in demand for clothing gear due to the warmer than normal fall weather seen in the western United States and the extensive forest fires seen in the western United States which has had an impact on several key recreational areas in our markets. As of November 3, 2018, we had 86 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $77.6 million during the 13 weeks ended November 3, 2018 compared to $77.0 million for the corresponding period of fiscal year 2017. As a percentage of net sales, gross profit decreased to  34.8% for the 13 weeks ended November 3, 2018, compared to 35.3% for the corresponding period of fiscal year 2017. Gross profit as a percentage of net sales was negatively impacted by rising freight costs and a sales mix change compared to the prior year period from our higher margin product categories (clothing, footwear, and camping), to our lower margin product categories (hunting and shooting).

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $2.6 million, or 4.6%, to $60.1 million during the 13 weeks ended November 3, 2018 from $57.4 million for the corresponding period of fiscal year 2017. As a percentage of net sales, selling, general, and administrative expenses increased to 26.9% of net sales in the third quarter of fiscal year 2018, compared to 26.3% of net sales in the third quarter of fiscal year 2017. We incurred additional payroll and rent expenses of $1.8 million and $1.3 million, respectively, primarily related to the opening of new stores, our planned e-commerce investment, and the impact of minimum wage increases across most of our stores. These increases were partially offset by decreases in preopening expenses,  depreciation, and other operating expense of $0.3 million,  $0.1 million, and $0.1 million, respectively.

Interest Expense. Interest expense decreased by $0.9 million, or 24.7%, to $2.6 million during the 13 weeks ended November 3, 2018 from $3.5 million for the corresponding period of fiscal year 2017. Interest expense decreased primarily as a result of our amended credit facility that lowere the interest rate on our term loan and also shifted a significant portion of the balance on the prior term loan to the line of credit which bears interst at a lower rate.

Income Taxes. We recognized an income tax expense of $2.5 million and $6.2 million during the 13 weeks ended November 3, 2018 and October 28, 2017, respectively. Our effective tax rate for the 13 weeks ended November 3, 2018 and October 28, 2017 was 16.7% and 38.8%, respectively. The change in the effective tax rate for the 13 weeks ended November 3, 2018, was primarily due to US tax reform enacted during December 2017 which reduced the federal statutory tax rate of 35.0% to 21.0% and a discrete item relating to a change in tax depreciation methods filed with the fiscal 2017 federal tax return in fiscal 2018 for specific classes of fixed assets which accelerated taxable depreciation. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to method changes and stock award deductions.

39 weeks Ended November 3, 2018 Compared to 39 weeks Ended October 28, 2017

Net Sales. Net sales increased by $39.9 million, or 7.1%, to $606.4 million during the 39 weeks ended November 3, 2018 compared to $566.5 million in the corresponding period of fiscal year 2017. Net sales increased primarily due to sales from new store openings that have been open for less than 12 months and were, therefore, not included in same store sales. Stores that were opened in the 39 weeks ended November 3, 2018 contributed $8.8 million to this increase.  Stores that were opened in fiscal year 2017 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed to $21.3 million of this increase. Included in the increase was also an increase in same store sales for the period of 0.8% compared to the comparable 39 week period of fiscal year 2017.

All our departments recognized an increase in net sales during the first three quarters of fiscal year 2018 compared to the first three quarters of fiscal year 2017. Our hunting and fishing departments experienced the largest increases in net sales of $23.8 million and $5.4 million, respectively. Our camping, clothing, footwear and optics, electronics and accessories departments also had increases of $1.4 million, $1.2 million, $2.0 million, and $2.1 million, respectively, during the first three quarters of fiscal year 2018 compared to the comparable period of fiscal year 2017.

With respect to same store sales, during the 39 weeks ended November 3, 2018, our hunting, fishing, and footwear departments had increases of 2.8%, 2.2%, and 0.8%, respectively while the camping, clothing, and optics, electronics, and accessories departments had decreases of 3.0%, 1.7%, and 0.4%, respectively, compared to the comparable 39 week period of fiscal year 2017. We had increased sales in our hunting category as we continue to gain increased marketshare in firearms. Within hunting and shooting, firearms and ammunition increased by 8.3% and 1.9%, respectively, during the 39 weeks ended November 3, 2018 compared to the comparable 39 week period of fiscal year 2017. We experienced a decrease in demand for camping and clothing gear as the fall was warmer than normal and due to the extensive forest fires seen in the western United States which have had an impact on several key recreational areas in our markets. As of November 3, 2018, we had 86 stores included in our same store sales calculation.

Gross Profit. Gross profit increased by $11.2 million, or 5.8%, to $205.4 million during the 39 weeks ended November 3, 2018 from $194.2 million for the corresponding period of fiscal year 2017. As a percentage of net sales, gross profit decreased to  33.9% for the 39 weeks ended November 3, 2018 compared to 34.3% for the corresponding period of fiscal year 2017. Gross profit as a percentage of net sales was negatively impacted by increased freight charges and a sales mix change compared to the prior year period from our higher margin product categories (clothing, footwear, and camping), to our lower margin product categories (hunting and shooting).

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $14.2 million, or 8.6%, to $178.4 million during the 39 weeks ended November 3, 2018 from $164.2 million for the corresponding period of fiscal year 2017. As a percentage of net sales, selling, general, and administrative expenses increased to 29.4% of net sales in the three quarters of fiscal year 2018 compared to 29.0% of net sales in the three quarters of fiscal year 2017. Selling, general, and administrative expenses primarily increased due to $2.6 million of compensation expense relating to the retirement of our former Chief Executive Officer that was recognized during the first quarter of 2018. We incurred additional payroll, rent, depreciation, and other operating expenses of $10.8 million, $4.2 million, $0.7 million, and $2.1 million, respectively, primarily related to the opening of new stores, our planned e-commerce investment, and the impact of minimum wage increases across most of our stores. These increases were partially offset by a decrease in preopening expenses of $1.9 million and professional fees of $1.7 million incurred in 2017 in connection with our bid for certain inventory and other assets of Gander Mountain Company.

Interest Expense. Interest expense increased by $0.4 million, or 4.4%, to $10.5 million during the 39 weeks ended November 3, 2018 from $10.1 million for the corresponding period of fiscal year 2017. Interest expense increased primarily as a result of the write-off of $1.6 million in deferred financing fees and debt discount associated with our prior term loan offset by increased borrowing on our Amended Credit Facility which bear interest at lower rates than our prior term loan.

Income Taxes. We recognized an income tax expense of $3.4 million and $8.1 million during the 39 weeks ended November 3, 2018 and October 28, 2017, respectively. Our effective tax rate for the 39 weeks ended November 3, 2018 and October 28, 2017 was 20.6% and 40.5%, respectively. The change in the effective tax rate for the 39 weeks ended November 3, 2018, was primarily due to US tax reform enacted during December 2017 which reduced the federal statutory tax rate of 35.0% to 21.0% and a discrete item relating to a change in tax depreciation methods filed with the fiscal 2017 federal tax return in fiscal 2018 for specific classes of fixed assets which accelerated taxable depreciation. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to method changes and stock award deductions.

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

For the 39 weeks ended November 3, 2018, we incurred approximately $15.2 million in capital expenditures. We expect total capital expenditures between $17.0 million and $18.0 million for fiscal year 2018. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 3,	October 28,
	2018	2017
	(in thousands)
Cash flows (used in) provided by operating activities	$(14,421)	$7,577
Cash flows (used in) investing activities	(13,499)	(33,076)
Cash flows provided by financing activities	28,043	25,743
Cash at end of period	1,892	2,155

Net cash used in operating activities was $14.4 million for the 39 weeks ended November 3, 2018, compared to cash provided by operations of $7.6 million for the corresponding period of fiscal year 2017, a change of approximately $22.0 million. The change in our cash used in operating activities is primarily a result of increased purchases of inventory in anticipation of increased sales volume during the fourth quarter in connection with the holiday shopping season and inventory purchases made ahead of new tariffs that will impact certain product offerings.

Net cash used in investing activities was $13.5 million for the 39 weeks ended November 3, 2018 compared to $33.1 million for the corresponding period of fiscal year 2017. The change in our cash flows from investing activities is primarily a result of fewer store openings in 2018 compared to 2017.

Net cash provided by financing activities was $28.0 million for the 39 weeks ended November 3, 2018, compared to $25.7 million for the corresponding period of fiscal year 2017. The increase in net cash provided by financing activities when compared to 2017 was primarily due to higher net borrowings made under the revolving credit facility in the 39 weeks ended November 3, 2018 for inventory purchases in advance of the holiday shopping season.

Our outstanding debt consists of our Amended Credit Facility and our New Term Loan.

Amended Credit Agreement.    On May 23, 2018, we amended and restated our credit agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”) with a consortium of banks led by Wells Fargo, National Association (“Wells Fargo”). The Amended Credit Agreement, among other things, increased our available borrowing capacity under our senior secured revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provided a new $40.0 million term loan. Both the revolving credit facility and new term loan will mature on May 23, 2023. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from the new term loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of November 3, 2018, we had $181.6 million outstanding under our revolving credit facility and $38.0 million outstanding under the new term loan.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the Amended Credit Agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Our new term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The new term loan will bear interest at a rate of LIBOR plus 5.75%.  The new term loan requires quarterly principal payments of $2.0 million payable quarterly which began November 1, 2018 and continue  up to and including May 23, 2023 at which time the remaining balance is due in full. Each of the subsidiaries of Sportsman’s Warehouse Holdings, Inc. (“Holdings”) is a borrower under the revolving credit facility and the new term loan, and Holdings guarantees all obligations under the revolving credit facility and new term loan. All obligations under the revolving credit facility and new term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and new term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our Amended Credit Agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box or similar arrangement for the collection of all receipts.

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

The Amended Credit Agreement governing our revolving credit facility and new term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base.  The Amended Credit Agreement also contains customary events of default. As of November 3, 2018, we were in compliance with all covenants under our Amended Credit Agreement.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2017 Form 10-K except for the implementation of certain estimates for revenue recognition under Accounting Standard Codication Topic 606,  Revenue from Contracts with Customers (“Topic 606”) as disclosed below.

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

Contractual Obligations

As noted above, on May 23, 2018, we entered into the Amended Credit Agreement, among other things, increased our available borrowing capacity under our revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provided for a new $40.0 million term loan. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from our new term loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020.

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

All other changes to our contractual obligations during the 39 weeks ended November 3, 2018 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended November 3, 2018 and October 28, 2017.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2018	2017	2018	2017
	(dollars in thousands)
Net income	$12,398	$9,808	$13,121	$11,855
Interest expense	2,633	3,494	10,524	10,081
Income tax expense	2,480	6,218	3,406	8,053
Depreciation and amortization	4,438	4,572	13,600	12,906
Stock-based compensation expense (1)	366	388	1,348	1,437
Pre-opening expenses (2)	320	667	1,831	3,691
CEO retirement (3)	—	—	2,647	—
Professional Fees (4)	—	—	—	1,744
Adjusted EBITDA	$22,635	$25,146	$46,478	$49,767

Adjusted EBITDA margin	10.1%	11.5%	7.7%	8.9%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.
(4)	Professional and other fees incurred in connection with the evaluation of a strategic acquisition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At November 3, 2018, the weighted average interest rate on our borrowings under our revolving credit facility was 3.98%. Based on a sensitivity analysis at November 3, 2018, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $2.5 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of November 3, 2018 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended November 3, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: November 29, 2018	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 29, 2018	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)