Form 10-K
period 2019-02-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2019-03-29
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2019

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 3, 2018, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on such date, was $204,983,741.  Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 29, 2019 was 42,978,780.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2019 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2018 fiscal year, are incorporated by reference into Part III of this Report.

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

iii

PART I

Item 1. Business.

Overview

Sportsman’s Warehouse is an  outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant, and every enthusiast in between. Our mission is to provide an omni-channel shopping experience that equips our customers with the right quality hunting, shooting, fishing and camping gear to maximize their enjoyment of the outdoors. We strive to accomplish this goal by tailoring our broad and deep merchandise assortment to meet local conditions and demand, offering everyday low prices, providing friendly support from our knowledgeable, highly trained staff,  offering a top-tier e-commerce experience and extensive in-store events and educational programming. These core strategies help position Sportsman’s Warehouse as the “local outdoor experts” and the preferred place to both shop and share outdoor-based experiences in the communities we serve. As a result, we are growing our loyal customer base in existing markets, expanding our footprint into new markets, and increasing our omni-channel presence new and existing markets, which we believe will further drive our growth and profitability.

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 92 stores across 23 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 15,000 to 65,000 gross square feet, with an average size of approximately 40,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. We also have the largest offering of firearms available online for in-store purchase by our customers when compared to the offerings of our major competitors. Together, these features enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

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

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store offerings and features, including the issuance of hunting and fishing licenses, local fishing reports, availability of Sportsman’s News (our proprietary in-store newspaper), access to the Braggin’ Board (where customers can post photos of their outdoor adventures), indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we host a variety of in-store programs (such as “ladies night”), contests (such as Bucks & Bulls, a free-to-enter, big-game trophy contest) and a wide range of instructional seminars, from turkey frying to firearm operation and safety. We also offer the ability for our customers to buy our product on-line and pick up their order in any of our stores. These programs are all designed to help our customers connect with the outdoors and build the skill sets necessary to maximize enjoyment of their chosen activities. As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which both drives traffic and fosters customer loyalty.

Our in-store experience is further complimented by our top-tier e-commerce experience available on our website, sportsmans.com.

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this in three principal ways:

•

Locally Relevant Merchandise: We carry over 68,000 SKUs on average in each store, out of a pool of approximately 150,000 total SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, taking into account seasonal requirements, regional game and fishing species, geographic diversity, weather patterns and key demographic factors, so that our customers have the right product, at the right time, for the right location.

•

Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions, from big-ticket items to replenishment activity, as well as to meet the wide-ranging needs of customers from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded, “good, better and best” hard goods at everyday low prices, including a broad array of in-stock consumable items. Approximately 35% of our unit sales and 19% of our dollar sales during fiscal year 2018 were consumable goods, such as ammunition, bait, cleaning supplies, food, some lures, propane and reloading supplies. We believe this pairing of product breadth and consumable goods appeals to a broad range of customers and drives both repeat traffic and increased average ticket value.

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

Flexible and Adaptable Real Estate Strategy. We believe that our store model, combined with our rigorous site selection process, is uniquely customizable to address the needs of the different markets we serve. Our stores vary in size from approximately 15,000 to 65,000 gross square feet. We have had success with leasing existing sites as well as constructing new build-to-suit sites. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than our principal competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this by exercising tight control over store-level expenses, real estate costs and corporate overhead. In addition, our growing store base, efficient, localized marketing spend and “no frills” warehouse store layout helps us maintain comparatively low operating costs and provide us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2018,  the majority of our stores that had been open for more than twelve months were profitable and those stores had an average Adjusted EBITDA margin of 12.0%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our principal competitors. Approximately 61% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of February 2, 2019, we operate 92 stores across 23 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets.

 Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of 23 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 200 store managers and corporate employees, who have been with us for an average of approximately nine years.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including:

Growing Our Omni-Channel Presence and Increasing Our Same Store Sales Growth. We are committed to growing our omni-channel presence and increasing same store sales through a number of ongoing and new initiatives, including: developing our website to improve functionality, expanding our product assortment through drop ship and buy online, pick-up in store capabilities, continuing to improve the ability and increase our selection of firearms that can be bought using our website and picked up in the store, expanding our clothing offerings and private label program (such as our proprietary Rustic Ridge™ and Killik™ clothing lines),continuing to improve our loyalty program, and continuing our “store-within-a-store” programs with major brands such as Carhartt, Columbia Sportswear and Under Armour. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM clothing lines, and continuing marketing initiatives in our higher-margin clothing and footwear departments.

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

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of nine stores per year. We currently plan to open three new stores in fiscal year 2019.  In 2019, we expect we will grow our square footage approximately 3% as we continue to shift some of our cash use to reducing our debt balance. Over the long term, however, our target is to grow our square footage at a rate of greater than 5% annually. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 100 or more stores without significant additional capital investment.

Our Stores

We operate 92 stores across 23 states as of February 2, 2019. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Wal-Mart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 40,000 gross square feet.

The following table lists the location by state of our 92 stores open as of February 2, 2019:

	Number of Stores		Number of Stores
Washington	12	South Carolina	2
California	11	Tennessee	1
Utah	9	Minnesota	1
Oregon	8	Iowa	1
Arizona	8	Kentucky	1
Colorado	6	Louisiana	1
Idaho	6	Mississippi	1
Alaska	5	North Dakota	1
Wyoming	5	Virginia	1
Nevada	4	North Carolina	1
New Mexico	3	West Virginia	1
Montana	3

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

We opened five new stores in fiscal year 2018. We currently plan to open an additional three new stores in fiscal year 2019.  In 2019, we expect we will grow our square footage approximately 3% as we continue to shift some of our cash use to reducing our debt balance. Over the long term, however, our target is to grow our square footage at a rate of greater than 5% annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 15,000 to 65,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. For the first twelve month period after opening a new store, we target net sales of $8.0 million to $11.0 million, a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period. For the 52 stores opened since 2010 that have been open for a full twelve months (excluding our 10 acquired stores), we achieved an average four-wall Adjusted EBITDA margin of 12.0% and an average ROIC of 63.3% excluding initial inventory cost (and 24.6% including initial inventory cost) during the first twelve months of operations. In addition, we achieved an average pre-tax payback period of less than one year (excluding initial inventory cost) and expect to achieve an average pre-tax payback period of approximately 2.5 years (including initial inventory cost).

Omni-Channel Strategy

We believe our website is an extension of our brand and our retail stores. Our website, www.sportsmans.com, serves as both a sales channel and a platform for marketing and product education, and allows us to engage more fully with the local outdoor community. In 2018, we redeveloped our website to improve functionality. Our website features a similar merchandise assortment as offered in our stores as well as certain products found exclusively online. Regulatory restrictions create certain structural barriers to the online sale of a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder. As a result, this portion of our business is currently more protected from online-only retailers, such as Amazon.

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

In addition, our website features local area content, including fishing reports and event schedules, as well as online educational resources, including tips, advice and links to video demonstrations on our dedicated YouTube channel. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill all orders in-house through our distribution center and through select partner drop ship integration.  In fiscal year 2018 our website received greater than 29.2 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our principal competitors. We employ a “good, better, and best” merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food,  select lures, propane and reloading supplies. During fiscal year 2018, sales of consumable goods accounted for approximately 35.0% of our unit sales and 19.0% of our dollar sales. We believe the sale of consumables and replenishment items drives repeat traffic, with approximately 66% of our customers visiting our stores seven or more times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Camp Chef, and various others. These products are designed and priced to complement our branded assortment, by offering our customers a quality alternative at all price points. We believe the clothing, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we previously introduced our proprietary Rustic RidgeTM and KillikTM clothing lines. During fiscal year 2018, private label offerings accounted for approximately 3.6% of our total sales with special make-up offerings accounting for an additional 1.4% of our total sales.  This combined total of 5.0% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

In addition to outfitting our customers with the correct gear, we provide our customers with various in-store, and inner company options, along with value-added, technical support services, such as gunsmithing and firearm service plans.  Our stores offer full-service archery technician services, fishing-reel line winding, gun bore sighting and scope mounting, and cleaning services. We also help first-time participants enjoy the outdoors responsibly by issuing hunting and fishing licenses. We believe the support services provided by our highly trained staff technicians differentiate us from our competitors and drive customer loyalty and repeat traffic to our stores.

Products

Our stores are organized into six departments. The table below summarizes the key product lines and brands by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, firearms safety and storage, reloading equipment, and shooting gear
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts

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

Hunting and shooting have historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise but often have lower margins. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Clothing sales have grown as we have introduced new brands and styles, including our selections for women and children. We view clothing sales as an important opportunity, given this department’s high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal Year Ended
		February 2,	February 3,	January 28,
Department	Product Offerings	2019	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.2%	15.1%	14.6%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.9%	9.3%	8.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.6%	10.7%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	7.4%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.3%	48.7%	50.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	10.6%	8.8%	8.7%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 14.2% of our net sales during fiscal year 2018. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of tents and shelters for both multi-day back country use and weekend outings, sleeping bags for the most extreme conditions as well as the summer overnight trip, backpacks and backpacking gear, including camouflaged styles for hunting, generators for home and camp use, cooking and food preparation equipment, including stoves and extended-use coolers, as well as dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational family camping equipment, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Camp Chef, Coleman, Honda, Teton Sports, and Yeti Coolers.

Clothing. Clothing represented approximately 8.9% of our net sales during fiscal year 2018 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our clothing department, such as Carhartt, Columbia, Sitka, and Under Armour. We also intend to grow our private label clothing lines, including Rustic RidgeTM and KillikTM. Our clothing selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical clothing with an assortment of casual clothing that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Fishing. Fishing represented approximately 10.6% of our net sales during fiscal year 2018 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear. Footwear represented approximately 7.3% of our net sales during fiscal year 2018 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with clothing, our footwear selection offers a variety of technical performance capabilities, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing, and Under Armour.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 48.3% of our net sales during fiscal year 2018. Products such as ammunition, cleaning supplies, firearms, firearms safety and storage, and reloading selections are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. A backroom shop staffed with technicians allows us to support our hunting assortments for the benefit of the hunter, shooter, and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Remington Arms, Ruger, Smith & Wesson, and Winchester.

Optics, Electronics,  Accessories and Other.  Our optics, electronics,  accessories and other department represented approximately 10.6% of our net sales during fiscal year 2018. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting and other knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leica, Nikon, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty Programs

We have a loyalty program through which our consumers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted through all channels for both purchases and the use of redemption cards. As of February 2, 2019, we had approximately 1.9 million participants in our loyalty program.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2018, we purchased merchandise from approximately 1,500 vendors with no vendor accounting for more than approximately 6% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. The distribution center supports replenishment for all 92 stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use preferred carriers for replenishment to our retail stores. We ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of approximately 400 employees at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth. We use the HighJump Warehouse Management System (“WMS”) to manage all activities. The system is highly adaptable and can be easily changed to accommodate new business requirements. For example, our WMS enabled us to support full omni channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have developed customized Radio Frequency and Voice Directed processes to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain our in stock levels . This balance allows us to stock the right products at the necessary locations, all at the right time and in the correct quantity.

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

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, seasonal use of local and national television ads and a variety of out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including sponsoring the, Angler’s Channel, Fishful Thinking, Hooked on Utah and Eastman’s Hunting TV.  Our total marketing expenses for fiscal year 2018 were approximately $10.3 million, excluding co-op reimbursement of $1.9 million.

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

One of our unique assets is a specially designed training room located at our headquarters. Our training room is used frequently for firm-wide training programs and by vendors to stage training demonstrations for new products. Training room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is especially interactive, permitting vendor representatives to present a uniform message simultaneously to all employees, while allowing managers and sales staff in individual stores to ask questions of the vendors and provide real-time feedback on products. This system decreases the vendor’s promotion and education costs and provides more meaningful training to our employees. Training room sessions are particularly important for technical products, especially those with numerous features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs. Given its utility as a cost-effective sales tool, our training room is reserved well in advance by vendors. We believe our training program has been a critical factor in increasing conversion and average ticket growth.

Information Technology

Business critical information technology (“IT”) systems include our supply chain systems, merchandise system, point-of-sale (“POS”) system, warehouse management system, e-commerce system, loss prevention system and financial and payroll systems. Our IT infrastructure is robustly designed to be able to access real-time data from any store or channel. The network infrastructure allows us to quickly and cost effectively add new stores to the wide area network (“WAN”). The private WAN is built on a CenturyLink backbone with all of its resources and support. Additionally, we have implemented a redundant wireless WAN on Verizon’s infrastructure. All key systems will continue to run in the event of a power or network outage. All data is backed up daily from one storage array to another storage array.

We have implemented what we believe to be best-of-class software for all of our major business critical systems. Key operating systems include Oracle Applications for ERP, SAP Commerce for our e-commerce channel, Salesforce’s (formally Tomax’s) Retail.net and JPOS for in-store functionality and HighJump for WMS. Our physical infrastructure is also built on products from best-in-class vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are scalable to support our growth.

We furthermore have incorporated enhanced reporting tools that have allowed for more comprehensive monitoring of business performance, which has been critical to management’s ability to drive strong store level performance. Management has access to a reporting dashboard that shows key performance indicators (“KPIs”) on a company, store, department and category level. KPIs include sales, margin, budget, conversions, payroll, shrinkage and average order value all on a daily, weekly, monthly and yearly basis. All KPIs are compared to comparable prior year periods. District, store and department managers have access to the data relevant to their area of responsibility. Real-time, up to the second, sales data is available on demand. The system allows for custom-created reports as required.

Intellectual Property

Sportsman’s Warehouse®, Sportsman’s Warehouse America’s Premier Outfitter®, Lost Creek®, LC Lost Creek Fishing Gear and Accessories®, Rustic RidgeTM, KillikTM, K Killik & DesignTM, LC & DesignTM, and Vital ImpactTM are among our service marks or trademarks registered with the United States Patent and Trademark Office. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We also own numerous domain names, including www.sportsmans.com, among others. The information on, or that can be accessed through, our websites is not a part of this filing.

We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions that are material to our operations.

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on reports by the National Sporting Goods Association and other industry sources, that U.S. outdoor activities and sporting goods retail sales in our related product categories totaled over $70 billion in 2018. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, clothing and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

A 2018 National Sporting Goods Association report indicated a 2% increase in hunting and firearm equipment sales from 2017 to 2018.

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

Competition

We believe that the principal competitive factors in our industry are breadth and depth of product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. A few of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible box size, combined with our low-cost, high-service model, also allows us to enter into and serve smaller markets that our larger competitors cannot penetrate as effectively. Finally, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, create a structural barrier to competition from many online retailers, such as Amazon.

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

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more level throughout the year than many retailers, our sales are still traditionally somewhat higher in the third and fourth fiscal quarters than in the other quarterly periods. On average over the last three fiscal years, we have generated 27.0% and 29.0% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7  “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994, or AWB, which prohibited the manufacture of certain firearms defined as “assault weapons”; restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment; and placed restrictions on the sale of new high capacity ammunition feeding devices. Various states and local jurisdictions, including Colorado,  California, and Washington (states in which we operate stores), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Maryland, New Jersey, New York, and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. Connecticut and New York impose mandatory screening of ammunition purchases; California and the District of Columbia have requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; Washington recently passed legislation that, among other things, raises the minimum age to purchase any firearm to 21 from 18 and imposes a three-day waiting period on gun purchases. California also raised the minimum age to purchase any firearm to 21 and enacted several restrictions regarding ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Employees

As of February 2, 2019, we had approximately 5,100 total employees. Of our total employees, approximately 200 were based at our corporate headquarters in Midvale, Utah, approximately 400 were located at our distribution center, and approximately 4,500 were store employees. We had approximately 1,700 full-time employees and approximately 3,400 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement, and we have had no labor-related work stoppages. Our positive relationship with our employees is one of the keys to our success.

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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. For instance, Washington recently passed legislation that, among other things, raises the minimum age to purchase any firearm to 21 from 18 and imposes a five-day waiting period on gun purchases. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as Colorado, Connecticut, Maryland, New Jersey, and New York, have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In New York and Connecticut, mandatory screening of ammunition purchases is now required. In addition, California and the District of Columbia have adopted requirements for micro-stamping (that is, engraving the handgun’s serial number on the firing pin of new handguns), and at least seven other states and the United States Congress have introduced microstamping legislation for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, falling home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns and adverse or unseasonal weather conditions. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

A few of our competitors have a larger number of stores, and some of them have a greater market presence (both brick and mortar and online), name recognition and financial, distribution, marketing and other resources than we have. As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. In addition, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. If our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations or in locations with high concentrations of our e-commerce business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Wal-Mart, do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

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

We intend to continue to expand by opening stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open stores in new markets and operate them profitably, many of which are beyond our control, include:

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to obtain financing on favorable terms or negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new retail store locations;

•	our ability to secure required governmental permits and approvals;

•	our ability to attract, hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•	our ability to supply new retail stores with inventory in a timely manner;

•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores;

•	regional economic and other factors in the geographies in which we expand; and

•	general economic, political, and business conditions affecting consumer confidence and spending and the overall strength of our business.

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

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. For instance, in 2018, we launched a redesign of our website and significantly enhanced the online shopping experience for our customers. While e-commerce has been a rapidly growing sales channel and an increasing source of competition in our industry, sales from our e-commerce channel are not yet material to our operations. If we are unable to continue to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected.

Online shopping is rapidly evolving, and we expect competition in the e-commerce market to continue to intensify as the Internet facilitates competitive entry and comparison shopping. Consumers are increasingly embracing shopping online and through mobile commerce applications. As a result, a growing portion of total consumer expenditures with retailers is occurring online and through mobile commerce applications. Our future success could be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers. In addition, many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. There are also regulatory restrictions on the sale of a portion of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

We are also vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security breaches, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce same store sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $13.2 million, $13.7 million, and $12.0 million, in fiscal years 2018, 2017 and 2016, respectively, and our term loan requires us to make quarterly principal payments of $2.0 million.

The amount that we are able to borrow and have outstanding under our revolving credit facility at any given time is subject to a borrowing base calculation, which is a contractual calculation equal to roughly (1) 90% of the net orderly liquidation value of our eligible inventory,  multiplied by (2) 90% of the eligible credit card receivables, less the term loan reserve and certain reserves against outstanding gift cards, layaway deposits and amounts outstanding under commercial letters of credit, each term as defined in the credit agreement for the revolving credit facility. As a result, our ability to borrow is subject to certain risks and uncertainties, such as a deterioration in the quality of our inventory (which is the largest asset in our borrowing base), a decline in sales activity and the collection of our receivables, which could reduce the funds available to us under our revolving credit facility.

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

Our revolving credit facility and term loan contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our revolving credit facility and term loan contain various provisions that limit our ability to, among other things:

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

If there were an event of default under the instruments governing our indebtedness, the holders of the affected indebtedness could declare all of that indebtedness immediately due and payable, which, in turn, could cause the acceleration of the maturity of all of our other indebtedness. We may not have sufficient funds available, or we may not have access to sufficient capital from other sources, to repay any accelerated debt. Even if we could obtain additional financing, the terms of the financing may not be favorable to us. In addition, substantially all of our assets are subject to liens securing our revolving credit facility and term loan. If amounts outstanding under the revolving credit facility or term loans were accelerated, our lenders could foreclose on these liens and we could lose substantially all of our assets. Any event of default under the instruments governing our indebtedness could have a material adverse effect on our business, financial condition and results of operations.

Our same store sales may fluctuate and may not be a meaningful indicator of future performance.

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends, including a shift of consumer spending from brick-and-mortar to online, and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	the success of our omni-channel strategy and our e-commerce platform

•	competition in the regional market of a store;

•	atypical weather;

•	new product introductions and changes in our product mix; and

•	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 27.0% and 29.0% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

We currently rely on a single distribution center for our business, and if there is a natural disaster or other serious disruption at such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We currently rely on a single distribution center in Salt Lake City, Utah for our business. Any natural disaster or other serious disruption at such facility due to fire, tornado, earthquake, flood or any other cause could damage our on-site inventory or impair our ability to use such distribution center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our operating results.

Any delay or disruption of the supply of products from our vendors could have an adverse impact on our net sales and profitability.

We cannot predict when, or the extent to which, we will experience any delay or disruption in the supply of products from our vendors. Any such delay or disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. If any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on terms as favorable terms, or at all, which could adversely affect our sales and operating results. For instance, in March 2018, Remington, one of our largest vendors, filed for Chapter 11 relief under the United States Bankruptcy Code. Remington’s bankruptcy may impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.

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

In fiscal year 2018, approximately 3.0% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political and other conditions in foreign countries where our vendors are located, such as:

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

In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against clothing and other items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability. For instance, general trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect during 2018. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

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

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, and maintaining personal identifying information and customer data. We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. We have taken steps to protect the security of our information systems and the data maintained in those systems. It is possible, however, that our safety and security measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks and similar breaches,  could create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

Unauthorized disclosure of sensitive or confidential customer information could harm our business and standing with our customers.

The protection of our customer, employee and company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar events. Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third party service providers, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

Our business depends on our ability to meet our labor needs

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including district managers, store managers, department managers and sales associates, who understand and appreciate our outdoor culture and are able to adequately represent this culture to our customers. Qualified individuals of the requisite caliber and number needed to fill these positions may be in short supply, especially during times of low unemployment rates like we are currently experiencing, and the turnover rate in the retail industry is high. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Increases in the minimum wage have recently adversely affected our financial results.

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2018, 58 of our stores were impacted by the minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

Our success depends on the value and strength of the Sportsman’s Warehouse brand. The Sportsman’s Warehouse name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience both in-store and online. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, any of which could result in decreases in net sales. In addition, the sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop with us, which could harm our results of operations and financial condition

Our inability or failure to protect our intellectual property could have a negative impact on our operating results.

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

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in this filing and may make similar future public statements. For example, we state in this filing that:

•	we currently plan to open three additional new stores in fiscal year 2019 and, for the next several years thereafter, intend to grow our square footage at a rate greater than 5% annually; and

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended February 2, 2019, the closing price of our stock  ranged from a high of $6.29 per share to a low of $3.71 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

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

We are currently an emerging growth company (“EGC”) within the meaning of The Jumpstart our Business Startups Act (“JOBS Act”), and the reduced reporting requirements applicable to EGCs may make our common stock less attractive to investors.

Because we currently qualify as an EGC under the JOBS Act, we have elected to comply with some of the reduced disclosure and other reporting requirements available to us as an EGC for a period of up to five years following our initial public offering if we remain an EGC. For example, for as long as we remain an EGC, we are not subject to certain governance requirements, such as holding a “say-on-pay” and “say-on-golden-parachute” advisory votes, we are not required to include a “Compensation Discussion and Analysis” section in our proxy statements and reports filed under the Exchange Act, and we do not need to obtain an annual attestation report on our internal control over financial reporting from a registered public accounting firm pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 (the “Sarbanes-Oxley Act”). We could be an EGC for a period up to the end of the fifth fiscal year after our initial public offering, which is February 1, 2020,, although we will cease to be an EGC earlier than this five-year period if our total annual gross revenues equal or exceed $1 billion in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period or if we become a “large accelerated filer” (which requires, among other things, the market value of our common stock held by non-affiliates to be at least $700 million as of the last business day of our second fiscal quarter of any fiscal year).

Accordingly, our stockholders may not receive the same level of disclosure that is afforded to stockholders of a non-EGC. It is possible that investors will find our common stock to be less attractive because we have elected to comply with the reduced disclosure and other reporting requirements available to us as an EGC, which could adversely affect the trading market for our common stock and the prices at which stockholders may be able to sell their common stock.

The requirements of being a public company may strain our resources and divert management’s attention, and management will be required to devote substantial time to new compliance initiatives as a result of transitioning out of EGC status.

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

In addition, we currently expect that we will cease to be an EGC at the end of the fifth fiscal year after our initial public offering, which is February 1, 2020. As a result, we will become subject to the additional regulatory requirements described above (unless we are able to rely on other exemptions), including the requirement to have our independent registered public accounting firm provide an attestation report on the effectiveness of our internal control over financial reporting so long as we qualify as an accelerated filer under Rule 12b-2 of the Exchange Act. In order to maintain and improve the effectiveness of our disclosure controls and procedures and internal control over financial reporting we have expended, and anticipate that we will continue to expend, significant resources, including accounting-related costs and significant management oversight. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting and financial compliance costs, make some activities more difficult, time consuming and costly, and place significant strain on our personnel, systems and resources.

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

Additionally, beginning with our first Annual Report on Form 10-K for the fiscal year ending February 2, 2020, our independent registered public accounting firm will be required pursuant to Section 404 to attest to the effectiveness of our internal control over financial reporting on an annual basis so long as we qualify as an accelerated filer under Rule 12b-2 of the Exchange Act. Even if management finds such controls to be effective, our independent registered public accounting firm may decline to attest to the effectiveness of such internal controls. If our independent registered public accounting firm cannot provide an unqualified attestation report on the effectiveness of our internal control over financial reporting, investor confidence and, in turn, the market price of our common stock could decline.

We do not expect to pay any cash dividends for the foreseeable future.

We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any contractual provisions, including under the credit agreements governing our term loan and revolving credit facility and agreements governing any additional indebtedness we may incur in the future, that restrict or limit our ability to pay dividends, and will depend upon, among other factors, our results of operations, financial condition, earnings, capital requirements and other factors that our board of directors deems relevant. Further, because we are a holding company, our ability to pay dividends depends on our receipt of cash dividends from our operating subsidiaries, which may further restrict our ability to pay dividends as a result of the laws of their jurisdiction of organization, agreements of our subsidiaries or covenants under our existing or future indebtedness. All of our business operations are conducted through our wholly owned subsidiaries, Sportsman’s Warehouse, Inc. and Minnesota Merchandising Corporation and their subsidiaries. The ability of Sportsman’s Warehouse, Inc. and Minnesota Merchandising Corporation to pay dividends to us, and our ability to pay dividends on our capital stock, is limited by our term loan. Our revolving credit facility also limits our ability to pay dividends on our capital stock. Our ability to pay dividends may also be restricted by the terms of any future credit agreement or any future debt or preferred equity securities of ours or of our subsidiaries.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not plan to own any material real property, but rather intend to lease all of our store locations. From time to time we will self-develop one of our properties with the intention to enter into a sale-leaseback transaction with a third party. Depending upon where we are in the process of completing the sale-leaseback transaction, we may legally own real property at any particular balance sheet date. Our corporate headquarters is located in an approximately 60,000 square foot building in Midvale, Utah. The building is leased under an agreement expiring on December 31, 2019.

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2023, with three options that each allow us to extend for an additional five years. We believe that our distribution center is of sufficient scale to support a network of 100 or more stores.

We  currently operate 92 retail stores in 23 states. See above under “Business – Our Stores” for a breakdown of our stores by state. In total we have approximately 3.6 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq under the symbol “SPWH.” As of March 1, 2019, there were 134 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividend Policy

We did not pay any dividends in fiscal year 2018 or fiscal year 2017. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net sales (1) (2)	$849,129	$809,671	$779,956	$706,764	$639,869
Cost of goods sold (1)	564,199	535,811	516,726	468,234	424,662
Gross profit	284,930	273,860	263,230	238,530	215,207
Selling, general and administrative expenses	240,911	227,292	202,543	179,218	170,315
Income from operations	44,019	46,568	60,687	59,312	44,892
Interest expense	(13,206)	(13,738)	(13,402)	(14,156)	(22,480)
Income before income taxes	30,813	32,830	47,285	45,156	22,412
Income tax expense	7,063	15,088	17,616	17,385	8,628
Net income	$23,750	$17,742	$29,669	$27,771	$13,784

Earnings per share:
Basic	$ 0.55	$ 0.42	$0.70	$0.66	$0.34
Diluted	$ 0.55	$ 0.42	$0.70	$0.66	$0.34

Weighted average shares outstanding:
Basic shares	42,878	42,496	42,187	41,966	39,961
Diluted shares	42,979	42,522	42,485	42,334	40,141

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands, except number of stores and per share amounts)
Consolidated Balance Sheet Data:
Total current assets	$293,570	$280,755	$255,924	$232,710	$203,339
Total assets	388,897	379,661	346,248	301,328	268,784
Long-term debt (including current portion), net of discount	35,632	133,339	134,704	155,016	156,107
Total liabilities	310,237	329,863	316,247	303,387	300,116
Total stockholders’ equity/(deficit)	78,660	49,798	30,001	(2,059)	(31,332)
Total liabilities and stockholders’ equity	388,897	379,661	346,248	301,328	268,784

Other Data:
Adjusted EBITDA (3)	$68,496	$72,799	$82,254	$73,024	$66,252
Adjusted EBITDA margin (3)	8.1%	9.0%	11.0%	10.0%	10.0%
Number of stores open at end of period	92	87	75	64	55
Same store sales growth/(decline) for period (4)	1.5%	(6.5)%	(0.8)%	1.1%	(8.4)%

(1)

Prior to fiscal year 2016, we presented our sales and costs of state fish and game licenses, duck stamps, and state government-mandated firearm background checks in net sales and cost of goods sold under the gross method. In fiscal year 2016, our management determined that the revenue from these transactions should have been presented under the net method, thereby recognizing only the commission received in net sales for acting as the agent under the principal versus agent model.  Net sales and cost of goods sold for fiscal years 2014 and 2015 shown above have been revised to reflect this revision.  This revision did not have any impact upon gross profit, net income or earnings per share.

(2)	Fiscal year 2017 contained 53 weeks of operations

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

(4)	Fiscal years 2016 and 2015 do not include sales from e-commerce but would not differ had e-commerce sales been included in the same store sales calculation.

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	February 2,	February 3,	January 28,	January 30,	January 31,
	2019	2018	2017	2016	2015
	(in thousands)
Net income	$23,750	$17,742	$29,669	$27,771	$13,784
Plus:
Interest expense	13,206	13,738	13,402	14,156	22,480
Income tax expense	7,063	15,088	17,616	17,385	8,628
Depreciation and amortization	18,250	17,706	13,974	11,569	9,150
Stock-based compensation expense (a)	1,742	2,294	3,186	2,257	3,293
Pre-opening expenses (b)	1,838	3,971	4,264	3,159	2,717
CEO retirement (c)	2,647	—	—	—	—
IPO bonus (d)	—	—	—	—	2,200
Litigation accrual (reversal) (e)	—	—	—	(4,000)	4,000
Secondary offering expenses (f)	—	—	143	727	—
Acquisition expenses (g)	—	1,744	—	—	—
Asset write-off (h)	—	516	—	—	—
Adjusted EBITDA	$68,496	$72,799	$82,254	$73,024	$66,252

Adjusted EBITDA Margin	8.1%	9.0%	11.0%	10.0%	10.0%

(a)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.

(b)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(c)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.

(d)

As a result of the completion of our initial public offering and pursuant to the terms of the employment agreements with our executive officers, we paid $2.2 million in bonuses to our executive officers.

(e)

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

(f)

We incurred certain costs related to secondary offerings of our common stock by affiliates of Seidler Equity Partners III, L.P. on September 15, 2015 and April 18, 2016. These costs were expensed as incurred.

(g)	Professional fees for fiscal year 2017 relate to fees incurred in connection with the evaluation of a strategic acquisition.

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

Overview

We are an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and every enthusiast in between. Our mission is to provide an  omni-channel shopping experience that equips our customers with the right quality, brand name hunting, shooting, fishing and camping gear to maximize their enjoyment of the outdoors.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 92 stores in 23 states, totaling approximately 3.6 million gross square feet. During fiscal year 2018, we increased our gross square footage by 3.9% through the opening of five stores in the following locations:

•	Sheridan, Wyoming on March 8, 2018
•	Walla Walla, Washington on April 19, 2018
•	Anderson, South Carolina on June 21, 2018
•	Coon Rapids, Minnesota on August 2, 2018
•	Milpitas, California on August 16, 2018

Individual stores are aggregated into one operating and reportable segment.

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2018, 2017 and 2016 ended on February 2, 2019, February 3, 2018, and January 28, 2017, respectively. Fiscal years 2018 and 2016 contained 52 weeks of operations. Fiscal year 2017 contained 53 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We have historically excluded e-Commerce from our calculation of same store sales, However, beginning with fiscal year 2017 and for subsequent periods, same store sales results will include our e-commerce sales. For fiscal years consisting of 53 weeks, such as fiscal year 2017, we exclude net sales during the 53rd week from our calculation of same store sales. Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic trends;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	the success of our omni-channel strategy and our e-commerce platform

•	competition in the regional market of a store;

•	atypical weather;

•	changes in our product mix; and

•	changes in pricing and average ticket sales.

Opening new stores is also an important part of our growth strategy. For fiscal year 2018 we opened 5 stores and plan to open 3 locations in fiscal year 2019.  While our target is to grow square footage at a rate of greater than 5% annually, we expect we will grow our square footage approximately 3% for fiscal year 2019 as we continue to shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operation for a new store. The 52 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores) have achieved an average four-wall Adjusted EBITDA margin of 12.0% and an average ROIC of 63.3% excluding initial inventory cost (and 24.6% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly clothing and footwear, increasing foot traffic within our stores, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross profit. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth and expansion of employee benefits. In fiscal year 2018, 58 of our stores were impacted by minimum wage increases that increased our selling, general and administrative expenses during fiscal year 2018.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.4	66.2	66.3
Gross profit	33.6	33.8	33.7
Selling, general, and administrative expenses	28.4	28.1	26.0
Income from operations	5.2	5.7	7.7
Interest expense	1.6	1.7	1.7
Income before income taxes	3.6	4.0	6.0
Income tax expense	0.8	1.9	2.3
Net income	2.8%	2.1%	3.7%
Adjusted EBITDA	8.1%	9.0%	11.0%

The following table shows our sales during the periods presented by department:

		Fiscal Year Ended
		February 2,	February 3,	January 28,
Department	Product Offerings	2019	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.2%	15.1%	14.6%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.9%	9.3%	8.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.6%	10.7%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	7.4%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.3%	48.7%	50.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	10.6%	8.8%	8.7%
Total		100.0%	100.0%	100.0%

Fiscal Year 2018 Compared to Fiscal Year 2017

Net Sales.  Net sales increased by $39.5 million, or 4.9%, to $849.1 million in fiscal year 2018 compared to $809.7 million in fiscal year 2017. Net sales increased due to $36.8 million in incremental sales from our new stores and stores not yet included in same store sales, partially offset by $10.6 million in sales from an additional week in fiscal year 2017 that did not occur in fiscal year 2018. Our five new stores opened in fiscal 2018 generated net sales of $16.0 million during this period. Existing stores that were not included in same store sales generated $20.8 million in additional net sales in fiscal year 2018 over fiscal year 2017. Our increase in net sales was also positively impacted by a 1.5% increase in same store sales.

With respect to same store sales, our footwear, fishing, optics, electronics, accessories, and other, and hunting departments realized an increase in same store sales of 3.3%, 2.6%, 2.4% and 1.8%, respectively.  Our camping and clothing departments incurred decreases in same store sales of 0.6% and 0.4%, respectively.  Firearms same store sales increased by 5.8% and ammunition same store sales decreased by 0.3% during fiscal year 2018 compared to fiscal year 2017. We had increased sales in our hunting category as we are continuing to gain increased market share in firearms. We experienced a decrease in demand for camping and clothing gear as the fall was warmer than normal and due to the extensive forest fires seen in the Western United States, which had an impact on several key recreational areas in our markets. As of February 2, 2019, we had 87 stores included in our same store sales calculation. As fiscal year 2017 contained 53 weeks of operations, we exclude net sales during the 53rd week from our calculation of same store sales.

Gross Profit. Gross profit increased by $11.0 million, or 4.0%, to $284.9 million for fiscal year 2018 from $273.9 million for fiscal year 2017. As a percentage of net sales, gross profit decreased to 33.6% compared to gross profit of 33.8% in the prior year. Gross margin was negatively impacted by increased freight charges and a sales mix change compared to fiscal year 2017 from our high margin product categories (clothing, fishing and camping) to our lower margin product categories (hunting and shooting).

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.6 million, or 6.0%, to $240.9 million for fiscal year 2018 from $227.3 million for fiscal year 2017. Selling, general and administrative expenses were 28.4%  of net sales in fiscal year 2018 compared to 28.1% of net sales in fiscal year 2017. A large contributor to the increase in Selling, general, and administrative expenses during fiscal year 2018 relates to $2.6 million of compensation expense for our former Chief Executive Office that was recognized during the first quarter of fiscal year 2018. We also incurred additional payroll, rent, depreciation and amortization and other operating expenses of $9.9 million, $4.2 million, $0.5 million and $2.9 million, respectively, during fiscal year 2018 compared to fiscal year 2017, which were caused by the opening of new stores, our planned e-commerce investment, and the impact of minimum wage increases across most of our stores. These increases were partially offset by decreases of $2.1 million in pre-opening expenses, $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company in fiscal year 2017, $0.5 million in relation to the write-off of IT related assets in fiscal year 2017, and $0.9 million in a one-time bonus expense paid to non-executive employees in connection with the Tax Cuts and Jobs Act (the “Tax Act”) in fiscal year 2017.

Interest Expense. Interest expense decreased by $0.5 million, or 3.9%, to $13.2 million in fiscal year 2018 from $13.7 million for fiscal year 2017. Interest expense decreased primarily as a result of  the refinancing of our credit facility in May 2018, which resulted in lower interest rates than our prior term loan, combined with a reduction in our total debt balance during the year. This decrease was partially offset by the write-off of $1.6 million in deferred financing fees and debt discount associated with our prior term loan.

Income Taxes. We recorded an income tax expense of $7.1 million for fiscal year 2018 compared to income tax expense of $15.1 million for fiscal year 2017. Our effective tax rate changed from 46.0% in 2017 to 22.9% in 2018 primarily due to the Tax Act enacted on December 22, 2017. For the year ended February 2, 2019, the Company recorded a discrete net benefit of $1.3M related to Tax Reform.  This was a result of certain accounting method changes and other permitted timing adjustments that were ultimately reflected on the Company’s fiscal 2017 tax return filed in fiscal 2018 resulting in a net benefit due to changes in the federal tax rates under the Tax Act.

The Tax Act significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%. We recognized an additional $2.6 million in tax expense associated with U.S. tax reform in fiscal year 2017. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. In addition to the reduction of the corporate tax rate due to the Tax Act the change in our effective tax rate from fiscal year 2017 to fiscal year 2018 was impacted by limitations on the deductibility of certain executive compensation and a discrete item relating to a change in tax depreciation methods filed with the fiscal year 2017 federal tax return in fiscal year 2018 for specific classes of fixed assets which accelerated taxable depreciation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. Pursuant to SAB 118, we were allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. However, we did not have any provisional estimates associated with the Tax Act and, therefore, did not record any adjustments relating to the Tax Act.

Fiscal Year 2017 Compared to Fiscal Year 2016

Net Sales.  Net sales increased by $29.7 million, or 3.8%, to $809.7 million in fiscal year 2017 compared to $780.0 million in fiscal year 2016. Net sales increased due to $72.1 million in incremental sales from our new stores and stores not yet included in same store sales and $10.6 million in sales from an additional week in fiscal year 2017.  Our increase in net sales was partially offset by a 6.5% decrease in same store sales, including an 11.5% decrease in same store sales for our hunting department. Our twelve new stores opened in fiscal 2017 generated net sales of $48.6 million during this period. Existing stores that were not included in same store sales generated $23.6 million in additional net sales in fiscal year 2017 over fiscal year 2016.

With respect to same store sales, our clothing department realized an increase in same store sales of 1.4%. Our other 5 departments (camping, fishing, hunting, footwear, and optics, electronics, and accessories) incurred decreases in same store sales. In particular, we saw decreases of 2.5%, 0.6%, 11.5%, 0.2% and 4.7%, respectively in these departments. The main contributing factor to the decrease in these departments was a decrease in foot traffic in our stores, which was a result of a decreased demand in firearms and ammunition. Firearms and ammunitions decreased by 9.4% and 15.8%, respectively, during fiscal year 2017 compared to fiscal year 2016.  We experienced a decrease in demand for firearms and ammunition due in part to the change in the U.S. government administration and anticipated less regulation being put forward to tighten restrictions on gun ownership. As of February 3, 2018, we had 75 stores included in our same store sales calculation. As fiscal year 2017 contained 53 weeks of operations, we exclude net sales during the 53rd week from our calculation of same store sales.

Gross Profit. Gross profit increased by $10.6 million, or 4.0%, to $273.9 million for fiscal year 2017 from $263.2 million for fiscal year 2016. As a percentage of net sales, gross profit increased to 33.8% compared to gross profit of 33.7% in the prior year.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $24.8 million, or 12.2%, to $227.3 million for fiscal year 2017 from $202.5 million for fiscal year 2016. Selling, general and administrative expenses were 28.1% of net sales in fiscal year 2017 compared to 26.0% of net sales in fiscal year 2016.  Specifically, we incurred additional payroll, rent, depreciation and amortization and other operating expenses of $8.9 million, $5.5 million, $3.7 million and $5.3 million, respectively, during fiscal year 2017 compared to fiscal year 2016, which were caused by the increase in the number of stores open during the year as compared to the prior year. We also incurred an additional $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction. We also incurred $0.5 million in relation to the write-off of IT related assets. Additionally, we incurred $0.9 million in a one-time bonus expense paid to non-executive employees in connection with the Tax Cuts and Jobs Act. These increases were offset slightly by a reduction in preopening expenses of $0.3 million during fiscal year 2017 compared to fiscal year 2016. Overall selling, general, and administrative expenses were lower on a per-store basis when compared to 2016.

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

Additional information pertaining to the Tax Act can be found in Note 14 to the Consolidated Financial Statements included in this report

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

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2018 and 2017. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2018				Fiscal Year 2017
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter (2)	Third Quarter	Second Quarter	First Quarter
	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$242,683	$223,099	$203,288	$180,059	$243,165	$218,115	$191,493	$156,898
Gross profit	79,506	77,581	72,277	55,566	79,664	76,963	68,618	48,615
Income (loss) from operations (1)	16,969	17,511	13,189	(3,557)	16,581	19,520	14,236	(3,769)
Net income (loss) (1)	10,629	12,398	6,551	(5,828)	5,888	9,808	6,554	(4,508)
Diluted earnings (loss) per share	0.25	0.29	0.15	(0.14)	0.14	0.23	0.15	(0.11)
As a percentage of full year results:
Net sales	28.6%	26.3%	23.9%	21.2%	30.0%	26.9%	23.7%	19.4%
Gross profit	9.4%	9.1%	8.5%	6.5%	9.8%	9.5%	8.5%	6.0%
Income (loss) from operations	2.0%	2.1%	1.6%	(0.4)%	2.0%	2.4%	1.8%	(0.5)%
Net income (loss)	1.3%	1.5%	0.8%	(0.7)%	0.7%	1.2%	0.8%	(0.6)%
Operating data:
Number of stores open at end of period	92	92	91	89	87	86	83	79

(1)

This line includes $2.6 million of severance paid to our former Chief Executive Officer in the first quarter of 2018. This line includes for the first quarter of 2017, $1.7 million, of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company. Gander Mountain filed for Chapter 11 bankruptcy protection and we participated in a bankruptcy auction for the assets, but we ultimately chose not to continue in the auction.

(2)	Contains 14 weeks of operations.

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

For fiscal year 2018, we incurred approximately $17.2 million in gross capital expenditures. We also received $1.7 million from deemed sale-leaseback transactions. We expect gross capital expenditures between $18.0 million and $23.0 million for fiscal year 2019. We intend to fund these capital expenditures with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 2,	February 3,
	2019	2018
	(in thousands)
Cash flows provided by operating activities	$32,173	$30,775
Cash flows used in investing activities	(16,252)	(32,136)
Cash flows (used in) provided by financing activities	(16,143)	1,219
Cash at end of period	1,547	1,769

Net cash provided by operating activities was $32.2 million for fiscal year 2018, compared to $30.8 million for fiscal year 2017. Our net cash provided by operating activities increased primarily due to decreased inventory purchases as we continue to manage our in-store inventory more efficiently as well as an increase in accounts payable, partially offset by an increase in net income.

Net cash used in investing activities was $16.3 million for fiscal year 2018 compared to $32.1 million for fiscal year 2017. The decrease in cash used in investing activities was primarily a result of fewer store openings in fiscal year 2018 where we only opened 5 stores in fiscal year 2018 compared to 12 stores in fiscal year 2017.

Net cash used in financing activities was $16.1 million for fiscal year 2018 compared to net cash provided by financing activities of $1.2 million for fiscal year 2017.  The increase in net cash used in financing in fiscal year 2018 compared to the net cash provided by financing activities in fiscal year 2017 is primarily due to the repayment of our prior term loan in May 2018 from the cash flows we generated and borrowings under our revolving credit facility.

Amended and Restated Credit Facility. On May 23, 2018, we amended and restated our credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The amended credit agreement, among other things, increased our available borrowing capacity under our revolving credit facility from $150.0 million to $250.0 million, subject to a borrowing base calculation, and provided for a new $40.0 million term loan. Both the revolving credit facility and new term loan will mature on May 23, 2023. On May 23, 2018, we borrowed $135.4 million under the revolving credit facility and used the proceeds from the new term loan and the revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of February 2, 2019, we had $151.3 million outstanding under the revolving credit facility, with $19.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit.

Each of the subsidiaries of Holdings is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by Holdings. All of our obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of our subsidiaries, including a pledge of all capital stock of each of our subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, the credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box, or similar arrangement, for the collection of all receipts.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of February 2, 2019 was 4.18%.

Interest on the revolving credit facility or base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 7, 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility, or base rate loans, will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Our new term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The new term loan will bear interest at a rate of LIBOR plus 5.75%.  The new term loan requires quarterly principal payments of $2.0 million which began on November 1, 2018 and continues up to and including May 23, 2023, at which time the remaining balance is due in full. Each of the subsidiaries of Holdings is a borrower under the revolving credit facility and the new term loan, Holdings guarantees all obligations under the revolving credit facility and new term loan. All obligations under the revolving credit facility and new term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and new term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box, or similar arrangement, for the collection of all receipts. As of February 2, 2019, the balance remaining on our term loan was $36 million.

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

The credit agreement governing our revolving credit facility and new term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of February 2, 2019, we were in compliance with all covenants under the revolving credit facility.

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

The prior term loan bore interest at a rate per annum equal to the one-, two-, three-, or six-month LIBOR (or, the nine- or 12-month LIBOR), as defined in the term loan agreement, at our election, which could not be less than 1.25%, plus an applicable margin of 6.25%.

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

Revenue Recognition

Accounting Standard Codification Topic 606 (“Topic 606”) has required changes to how our revenue is recognized. Updates to our accounting policies have been made as part of the adoption of this new standard. The changes to our accounting policies and procedures under the new standard have most significantly impacted the method that we use to record breakage for gift cards and loyalty reward points associated with the our loyalty reward programs. The new breakage calculations for these items apply assumptions allowable under Topic 606, which require judgments. In applying these new assumptions, and in the application of Topic 606, we have determined that the updated accounting policies, to ensure compliance under Topic 606, continue to be critical accounting policies.

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

For performance obligations related to retail store and e-commerce sales contracts, we typically transfer control, for retail stores, upon consummation of the sale when the product is paid for and taken by the customer and, for e-commerce sales, when the products are tendered for delivery to the common carrier.

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. We do not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for our contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.0% when no escheat liability to relevant jurisdictions exists. We do not sell or provide gift cards that carry expiration dates. We recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 30% when no escheat liability to relevant jurisdictions exists.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of February 2, 2019, our cost of sales would have been correspondingly lower or higher by approximately $0.7 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal year ended February 2, 2019 or February 3, 2018.

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

We will continue to be an EGC for a period up to the end of the fifth fiscal year after our initial public offering, which is February 2, 2020. We could cease to be an EGC earlier than this five-year period if our total annual gross revenues equal or exceed $1 billion in a fiscal year, if we issue more than $1 billion in non-convertible debt over a three-year period or if we become a “large accelerated filer” (which requires, among other things, the market value of our common stock held by non-affiliates to be at least $700 million as of the last business day of our second fiscal quarter of any fiscal year). For further information, see Part I, Item 1A. “Risk Factors—We are an EGC within the meaning of the JOBS Act and we cannot be certain if the reduced reporting requirements applicable to EGCs will make our common stock less attractive to investors.”

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (and subsidiaries) (the Company) as of February 2, 2019 and February 3, 2018, the related consolidated statements of income, stockholders’ equity (deficit), and cash flows for each of the years in the three‑year period ended February 2, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the years in the three‑year period ended February 2, 2019, in conformity with U.S. generally accepted accounting principles.

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

.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Salt Lake City, Utah

March 29, 2019

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	February 2,	February 3,
	2019	2018
Assets
Current assets:
Cash	$1,547	1,769
Accounts receivable, net	249	319
Merchandise inventories	276,600	270,594
Prepaid expenses and other	15,174	8,073
Total current assets	293,570	280,755
Property and equipment, net	92,084	94,035
Deferred income taxes	2,997	4,595
Definite lived intangibles, net	246	276
Total assets	$388,897	379,661

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$24,953	36,788
Accrued expenses	56,384	50,602
Income taxes payable	1,838	2,586
Revolving line of credit	144,306	59,992
Current portion of long-term debt, net of discount and debt issuance costs	7,915	990
Current portion of deferred rent	5,270	4,593
Total current liabilities	240,666	155,551
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	27,717	132,349
Deferred rent, noncurrent	41,854	41,963
Total long-term liabilities	69,571	174,312
Total liabilities	310,237	329,863

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 42,978 and 42,617 shares issued and outstanding, respectively	430	426
Additional paid-in capital	84,671	82,197
Accumulated deficit	(6,441)	(32,825)
Total stockholders' equity	78,660	49,798
Total liabilities and stockholders' equity	$388,897	379,661

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net sales	$849,129	$809,671	$779,956
Cost of goods sold	564,199	535,811	516,726
Gross profit	284,930	273,860	263,230

Selling, general, and administrative expenses	240,911	227,292	202,543
Income from operations	44,019	46,568	60,687
Interest expense	(13,206)	(13,738)	(13,402)
Income before income taxes	30,813	32,830	47,285
Income tax expense	7,063	15,088	17,616
Net income	$23,750	$17,742	$29,669
Income per share:
Basic	$0.55	$0.42	$0.70
Diluted	$0.55	$0.42	$0.70
Weighted average shares outstanding:
Basic	42,878	42,496	42,187
Diluted	42,979	42,522	42,485

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated deficit	Total stockholders' (deficit)equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 30, 2016	42,004	$420	—	$—	$77,757	$(80,236)	$(2,059)
Vesting of restricted stock units	207	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,228)	—	(1,228)
Issuance of common stock for cash per employee stock purchase plan	58	—	—	—	433	—	433
Stock based compensation	—	—	—	—	3,186	—	3,186
Net income	—	—	—	—	—	29,669	29,669
Balance at January 28, 2017	42,269	$422	—	$—	$80,146	$(50,567)	$30,001
Vesting of restricted stock units	260	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(635)	—	(635)
Issuance of common stock for cash per employee stock purchase plan	88	1	—	—	395	—	396
Stock based compensation	—	—	—	—	2,294	—	2,294
Net income	—	—	—	—	—	17,742	17,742
Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	—	—	—	—	—	2,634	2,634
Vesting of restricted stock units	275	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(703)	—	(703)
Issuance of common stock for cash per employee stock purchase plan	86	1	—	—	351	—	352
Stock based compensation	—	—	—	—	2,829	—	2,829
Net income	—	—	—	—	—	23,750	23,750
Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fifty-two/Fifty-three Weeks Ended
	February 2	February 3	January 28,
	2019	2018	2017
Cash flows from operating activities:
Net Income	$23,750	$17,742	$29,669
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	17,961	15,864	12,169
Amortization and write-off of discount on debt and deferred financing fees	2,043	708	1,122
Amortization of definite lived intangible	289	1,842	1,805
Change in deferred rent	568	8,098	6,307
Loss on asset dispositions	30	516	—
Deferred income taxes	714	502	167
Excess tax benefits from stock-based compensation arrangements	—	—	(449)
Stock-based compensation	2,829	2,294	3,186
Change in operating assets and liabilities:
Accounts receivable, net	70	92	58
Merchandise inventories	(6,006)	(24,305)	(28,495)
Prepaid expenses and other	(5,339)	(681)	(1,064)
Accounts payable	(11,726)	7,536	(15,530)
Accrued expenses	7,739	(1,040)	6,888
Income taxes payable and receivable	(749)	1,607	(351)
Net cash provided by operating activities	32,173	30,775	15,482
Cash flows from investing activities:
Purchase of property and equipment	(17,936)	(41,172)	(39,417)
Purchase of intangible asset	(259)	—	—
Proceeds from deemed sale-leaseback transactions	1,717	9,022	11,923
Proceeds from sale of property and equipment	226	14	—
Net cash used in investing activities	(16,252)	(32,136)	(27,494)
Cash flows from financing activities:
Net borrowings on line of credit	84,314	(980)	35,709
Increase in book overdraft	353	4,589	(1,827)
Proceeds from issuance of common stock per employee stock purchase plan	351	396	433
Payment of withholdings on restricted stock units	(703)	(635)	(1,228)
Borrowings on term loan	40,000	—	—
Payment of deferred financing costs	(1,331)	(551)	—
Principal payments on long-term debt	(139,127)	(1,600)	(21,273)
Net cash (used in) provided by financing activities	(16,143)	1,219	11,814
Net change in cash	(222)	(142)	(198)
Cash at beginning of period	1,769	1,911	2,109
Cash at end of period	$1,547	$1,769	$1,911

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$13,240	13,532	11,965
Income taxes, net of refunds	7,094	12,839	18,444

Supplemental schedule of noncash investing activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$1,189	1,142	5,972

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of February 2, 2019, the Company operated 92 stores in 23 states.

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2018 ended February 2, 2019 and contained 52 weeks of operation. Fiscal year 2017 ended February 3, 2018 and contained 53 weeks of operations. Fiscal year 2016 ended January 28, 2017 and contained 52 weeks of operations.

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

In accordance with the terms of a financing agreement (Note 7), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At February 2, 2019 and February 3, 2018, the combined balance in these accounts were $7,035 and $6,629, respectively. Accordingly, these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 2, 2019 and February 3, 2018, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At February 2, 2019 and February 3, 2018, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of slow moving or obsolete inventory. The inventory write downs for shrinkage, damaged, or obsolescence totaled $7,012 and $7,139 at February 2, 2019 and February 3, 2018, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Revenue Recognition

The Company adopted Accounting Standard Codification (“ASC”) Topic 606 on February 4, 2018, using the modified retrospective approach to all open contracts, with the cumulative effect of adopting the new standard being recognized in retained earnings at February 4, 2018. Therefore, the prior periods comparative information has not been adjusted and continues to be reported under Topic 605. The adoption of Topic 606 resulted in an increase in prepaid expenses and other assets of $1,054 for the recognition of the right of return assets; an increase in accrued expenses relating to the sales return liability of $1,054 for the recognition of the sales return liability on a gross basis; a decrease in accrued expenses of $3,521 relating to the breakage of loyalty rewards and gift cards in order to adjust the breakage pattern of the loyalty program and gift cards to match the usage; a decrease of $884 in deferred tax assets relating to the tax impact of the entries recorded for the gift card and loyalty program liabilities; and a decrease in accumulated deficit of $2,634 as a cumulative effect of the adoption.

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

The accounts that changed under the adoption of Topic 606 for the condensed consolidated balance sheet as of and for the fiscal year ended February 2, 2019 have been outlined as follows:

Condensed Consolidated Balance Sheet Changes	As Reported	Adjustments	Balances without adoption of Topic 606

Prepaids expenses and other	$ 15,174	$ (1,496)	$ 13,678
Accrued expenses	56,384	2,025	58,409
Deferred income taxes	2,997	884	3,881
Accumulated deficit	(6,441)	(2,634)	(9,075)

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

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

•	Retail store sales

•	E-commerce sales

•	Gift cards and loyalty rewards program

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.0% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand-alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 30% when no escheat liability to relevant jurisdictions exists.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Sales returns

The Company allows customers to return items purchased within 30 days provided the merchandise is in resaleable condition with original packaging and the original sales/gift receipt is presented. We estimate a reserve for sales returns and record the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns and customer return rights are the key factors used in determining the estimated sales returns.

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of fiscal year ended February 2, 2019:

February 2, 2019
Right of return assets, which are included in prepaid expenses and other	$ 1,496
Estimated contract liabilities, net of breakage	(20,298)
Sales return liabilities, which are included in accrued expenses	2,233

For the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 the Company recognized $1,007, $1,337, and $347 in gift card breakage, respectively. For the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, the Company recognized $1,439, $1,022, and $611 in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended February 2, 2019 were recorded in cash provided by in operating activities.

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

Practical expedients and policy elections

The Company applies the following practical expedients in its application for Topic 606:

•

The Company elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

•

The Company elected to apply the practical expedient, relative to sales tax collected, which allows an entity to exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes.

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017 were as follows:

		Fiscal Year Ended
		February 2,	February 3,	January 28,
Department	Product Offerings	2019	2018	2017
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.2%	15.1%	14.6%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.9%	9.3%	8.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.6%	10.7%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	7.4%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.3%	48.7%	50.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	10.6%	8.8%	8.7%
Total		100.0%	100.0%	100.0%

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of February 2, 2019, and February 3, 2018, the Company estimated the IBNR for this plan to be $900 and $922, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of February 2, 2019, and February 3, 2018, the Company estimated the IBNR for this plan to be $1,045 and $659, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, net advertising expenses totaled $8,437, $7,760, and $7,513, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

As of February 2, 2019, and February 3, 2018 the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017.

Recently Adopted Accounting Updates

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Updated (“ASU”) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which was further clarified and amended in 2015 and 2016 and supersedes most preexisting revenue recognition guidance with a comprehensive new revenue recognition model. The core principle is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company adopted this standard on February 4, 2018 using the modified retrospective approach. Further disclosures relative to the adoption of this standard are provided in the Revenue Recognition section of this Note 2 to the Consolidated Financial Statements.

Recent Accounting Pronouncements

Lease Accounting

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with current accounting principles generally accepted in the United States of America (“GAAP”), the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike current GAAP—which requires only capital leases to be recognized on the balance sheet—the new ASU will require both types of leases to be recognized on the balance sheet. The ASU will take effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This ASU can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

The Company plans to adopt ASU No. 2016-02 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. Adoption of the standard will result in the initial recognition of right-of-use assets of approximately $175 to $195 million and lease liabilities for operating leases of approximately $205 to $225 million in the first quarter of fiscal 2019. These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate. The adoption of this standard will have a material impact on the Company’s consolidated statement of income, stockholders’ equity(deficit) and cash flows, with a $9.3 million dollar net adjustment recorded to beginning retained earnings in fiscal 2019 due to the acceleration of recognition of a deferred gain and derecognition of related deferred tax asset the Company was amortizing relating to the historical sale of owned properties. At the time of adoption, the deferred gain had a remaining amortization period of 7 years. The Company has implemented new lease administration and accounting software. In addition, the Company has completed its evaluation of the practical expedients offered and enhanced disclosures required in the ASU, as well as identified arrangements that contain embedded leases, among other activities, to account for this standard upon adoption. The Company plans to elect the transition package of practical expedients permitted within the new standard which, among other things, allows it to carryforward the historical lease classification. The Company does not plan to elect the practical expedient to use hindsight in determining the lease term and in assessing impairment of right-of-use assets. In accordance with ASU No. 2018-11, the Company will not restate comparative periods in transition to ASC 842 and instead will report comparative periods under ASC 840.

(3) Secondary Offering

On April 18, 2016, 6,000 shares of common stock were sold in a secondary offering by Seidler Equity Partners III, L.P. On April 22, 2016, the underwriters of the secondary offering fully exercised the option granted at the time of the secondary offering to purchase an additional 900 shares of common stock at the secondary offering price of $11.25 per share, less underwriting discounts and commissions, which consisted solely of shares sold by affiliates of Seidler Equity Partners III, L.P. The Company received no proceeds from the secondary offering or full exercise of the option. Total expenses incurred related to the secondary offering and the exercise of the option were $143 and are recorded in selling, general, and administrative expenses in the accompanying consolidated statements of income.

(4) Property and Equipment

Property and equipment as of February 2, 2019 and February 3, 2018 are as follows:

	February 2,	February 3,
	2019	2018
Furniture, fixtures, and equipment	$71,820	$65,437
Leasehold improvements	94,573	84,345
Construction in progress	1,743	2,434
Total property and equipment, gross	168,136	152,216
Less accumulated depreciation and amortization	(76,052)	(58,181)
Total property and equipment, net	$92,084	$94,035

Depreciation expense was $17,961, $15,864, and $12,169, for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

(5) Definite Lived Intangible Asset

The following table summarizes the definite lived intangible assets:

	February 2, 2019
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(9,063)	-
Domain Name	10 years	257	(11)	246
Total		$9,320	(9,074)	246

	February 3, 2018
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(8,787)	276
Total		$9,063	(8,787)	276

Amortization expense for definite lived intangible asset was $289, $1,842, and $1,805 for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017.

(6) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at February 2, 2019 and February 3, 2018:

	February 2,	February 3,
	2019	2018
Book overdraft	$10,297	$9,944
Unearned revenue	21,836	22,874
Accrued payroll and related expenses	11,590	8,004
Sales and use tax payable	4,250	3,277
Accrued construction costs	760	605
Other	7,651	5,898
Total Accrued Expenses	$56,384	$50,602

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

The Amended Credit Agreement increased the amount available to borrow under the Company’s Revolving Line of Credit from $150,000 to $250,000, subject to a borrowing base calculation, and provided for a new $40,000 term loan (the “Term Loan”).

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid and other assets. Fees associated with the Term Loan offset the loan balance on the condensed consolidated balance sheet of the Company.

Each of the subsidiaries of the Company is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by the Company. All of the Company’s obligations under the revolving credit facility are secured by a lien on substantially all of the Company’s tangible and intangible assets and the tangible and intangible assets of all of the Company’s subsidiaries, including a pledge of all capital stock of each of the Company’s subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, the credit agreement contains provisions that enable Wells Fargo to require the Company to maintain a lock-box type arrangement for the collection of all receipts.

As of February 2, 2019, and February 3, 2018, the Company had $151,341 and $66,621, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $7,035 and $6,629 as of February 2, 2019 and February 3, 2018, respectively. As of February 2, 2019, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the Revolving Line of Credit as of February 2, 2019 was 4.18%.

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

As of February 2, 2019, and February 3, 2018 the Amended Credit Agreement had $1,085 and $393, respectively in outstanding deferred financing fees. During the 52 weeks ended February 2, 2019, the Company recognized $195 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 53 weeks ended February 3, 2018, the Company recognized $131 of non-cash interest expense with respect to the amortization of deferred financing fees.

As of February 2, 2019, February 3, 2018, and January 28, 2017 gross borrowings under the revolving line of credit were $1,023,983, $909,180, and $904,518 respectively. As of February 2, 2019, February 3, 2018, and January 28, 2017 gross paydowns under the revolving line of credit were $950,143, $912,792, $870,417, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of February 2, 2019 and February 3, 2018:

	February 2,	February 3,
	2019	2018
Prior Term Loan	$—	$135,127
New Term loan	36,000	—
Less discount	—	(678)
Less debt issuance costs	(368)	(1,110)
	35,632	133,339
Less current portion, net of discount and debt issuance costs	(7,915)	(990)
Long-term portion	$27,717	$132,349

Term Loan

On May 23, 2018, the Company entered into the New Term Loan, which was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.

Also, on May 23, 2018, the Company borrowed $135,400 under the Revolving Line of Credit and used the proceeds from the Term Loan and the Revolving Line of Credit to repay the Company’s prior term loan with a financial institution that had an outstanding principal balance of $134,700 and was scheduled to mature on December 3, 2020.

The Term Loan bears interest at a rate of LIBOR plus 5.75%. The effective rate for the New Term Loan as of February 2, 2019 was 8.16%

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

The Term Loan requires quarterly principal payments of $2,000 which began November 1, 2018 and continues until the loan is paid in full.

The Term Loan contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. As of February 2, 2019, the Company was in compliance with all of the covenants of the Term Loan.

As of February 2, 2019, and February 3, 2018, the Term Loan and prior Term Loan, respectively had an outstanding balance of $36,000 and $135,127, respectively. The outstanding amounts as of February 2, 2019 and February 3, 2018 are offset on the consolidated balance sheets by an unamortized discount of $0 and $678, respectively, and debt issuance costs of $368 and $1,110, respectively.

During fiscal year 2018, the Company recognized $678 and $1,173 of non-cash interest expense with respect to the amortization of the discount and deferred financing fees. During fiscal year 2017, the Company recognized $199 and $411 of non-cash interest expense with respect to the amortization of the discount and deferred financing fees on the prior term loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of February 2, 2019, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Sale Leaseback Transactions

During the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, the Company completed deemed sale-leaseback transactions of the land and buildings associated with one, four, and four store locations, respectively. In each of the related lease agreements for these store locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was deemed the owner of the land and building during the construction period. The deemed sale occurred when the construction of the assets was complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining amounts were considered leasehold improvements.  The total value of tenant allowances received under these transactions during fiscal years 2018, 2017, and 2016 was $1,717, $9,022, and $11,923 respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	February 2,	February 3,	January 28,
	2019	2018	2017
Net Income	$23,750	$17,742	$29,669
Weighted-average shares of common stock outstanding:
Basic	42,878	42,496	42,187
Dilutive effect of common stock equivalents	101	26	298
Diluted	42,979	42,522	42,485
Basic income per share	$0.55	$0.42	$0.70
Diluted income per share	$0.55	$0.42	$0.70
Restricted stock units considered anti-dilutive and excluded in the calculation	56	191	—

(12) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $2,826, $2,294, and $3,186, during fiscal years 2018, 2017, and 2016, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of February 2, 2019, and February 3, 2018, respectively, the Company had $2,692 and $3,963 remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of February 2, 2019, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 422. As of February 2, 2019, there were 505 awards outstanding under the 2013 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2013 Plan.

Nonvested Restricted Stock Awards

During the fiscal years 2018 and 2017, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	2	11.25
Vested	80	11.25
Balance at February 2, 2019	26	$11.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	162	$11.25
Grants	—	—
Forfeitures	—	—
Vested	54	11.25
Balance at February 3, 2018	108	$11.25

Nonvested Performance-Based Stock Awards

During fiscal year 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued is contingent on management achieving a fiscal year 2018 performance target for same store sales and gross margin. Based on the performance conditions met for 2018, the finalized granted awards were 36 as presented in the table below.

During fiscal year 2017 the Company did not issue any nonvested performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	36	4.91
Forfeitures	5	5.36
Vested	46	11.25
Balance at February 2, 2019	34	$6.07

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	73	$11.25
Grants	—	—
Forfeitures	—	—
Vested	24	11.25
Balance at February 3, 2018	49	$11.25

Nonvested Stock Unit Awards

During the fiscal year 2018, the Company issued 330 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $4.89 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

During the fiscal year 2017, the Company issued 456 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $5.09 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	330	4.89
Forfeitures	8	4.91
Vested	300	5.23
Balance at February 2, 2019	441	$4.92

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2017	301	$7.17
Grants	456	5.09
Forfeitures	1	7.06
Vested	337	6.87
Balance at February 3, 2018	419	$5.15

As of February 2, 2019, and February 3, 2018, the weighted average grant date fair value of the outstanding shares was $4.92 and $5.15, respectively.

(13) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2018, 2017, and 2016 was $143,  $160, and $165, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	February 2, 2019	February 3, 2018
Risk-free interest rate	2.56%	1.53%
Expected life (in years)	0.5	0.5
Expected volatility	32.2%	45.3%
Dividend yield	—	—

(14) Income Taxes

For the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, the income tax provision consisted of the following:

	February 2,	February 3,	January 28,
	2019	2018	2017
Current:
Federal	$4,630	$12,718	$14,919
State	1,719	1,868	2,530
Total current	6,349	14,586	17,449
Deferred:
Federal	598	780	164
State	116	(278)	3
Total deferred	714	502	167
Total income tax provision	$7,063	$15,088	$17,616

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 2,	February 3,	January 28,
	2019	2018	2017
Federal statutory rate	21.0%	33.7%	35%
State tax, net of federal benefit	4.1	3.8	3.6
Permanent items	2.5	2.0	(0.4)
Other items	(0.4)	(0.2)	(0.9)
Tax reform adjustment	(4.3)	6.7	—
Effective income tax rate	22.9%	46.0%	37.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 2, 2019 and February 3, 2018, respectively, are presented below:

	February 2,	February 3,
	2019	2018
Deferred tax assets:
Accrued liabilities	$453	$369
Deferred rent	11,835	11,703
Intangible asset	1,374	1,456
Inventories	1,940	1,906
Sales return reserve	185	175
Capital loss carryforward	39	41
Stock-based compensation	290	304
Loyalty program	2,191	1,374
Total gross deferred tax assets	$18,307	$17,328
Deferred tax liabilities:
Depreciation	$(14,670)	$(11,999)
Prepaid expenses	(553)	(603)
Gift card escheatment	(87)	(131)
Total gross deferred tax liabilities	$(15,310)	$(12,733)
Net deferred tax asset	$2,997	$4,595

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

As a result of the Tax Act, the Company recorded a discrete net tax expense of $2,153 in the period ending February 3, 2018. The primary components of this tax expense include $2,600 for the revaluation of U.S deferred tax assets and liabilities at the new corporate tax rate of 21 percent, offset by a tax benefit of $447 due to the reduction in effective rate based on the time of enactment of the tax law and our fiscal year-end.

Pursuant to SAB 118, the Company is was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. However, the Company did not have any provisional estimates associated with the Tax Act and therefore, did not record any adjustments relating to the Tax Act.

For the year ended February 2, 2019, the Company recorded a discrete net benefit of $1.3M related to Tax Reform.  This was a result of certain accounting method changes and other permitted timing adjustments that were ultimately reflected on the Company’s fiscal 2017 tax return filed in fiscal 2018 resulting in a net benefit due to changes in the federal tax rates under the Tax Act.

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At February 2, 2019, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of February 2, 2019, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended February 1, 2014 through February 3, 2018.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. During fiscal year 2017, the Company accrued interest and penalties of $95. No interest or penalties were accrued for fiscal years 2018 or 2016.

(15) Commitments and Contingencies

Operating Leases

The Company leases its retail store, office space, and warehouse locations under non-cancelable operating leases. Certain of these leases include tenant allowances that are amortized over the life of the lease. In 2018, 2017 and 2016, the Company received tenant allowances of $4,405, $10,696, and $16,718, respectively. The Company expects to receive $2,389 in tenant allowances under leases during fiscal year 2019. Certain leases require the Company to pay contingent rental amounts based on a percentage of sales, in addition to real estate taxes, insurance, maintenance and other operating expenses associated with the leased premises. These agreements expire at various dates through July 2030 and generally contain three, five-year renewal options. Rent expense under these leases totaled $54,027, $49,860, and $37,132, for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

Future minimum lease payments for non-cancelable operating leases by fiscal year, as of February 2, 2019 are as follows:

Fiscal Year:

2019	47,551
2020	46,824
2021	43,070
2022	38,160
2023	33,246
Thereafter	74,821
$283,672

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

(16) Related-Party Transactions

On August 14, 2009, the Company entered into a reimbursement agreement with Seidler Equity Partners III, L.P. Under the terms of this agreement, the Company agreed to reimburse Seidler Equity Partners III, L.P. for various out-of-pocket costs and expenses related to the Company up to a maximum of $150 annually. During the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, the Company made no significant payments to these related parties. At February 2, 2019 and February 3, 2018, there were no amounts payable under the terms of this agreement.

(17) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $572, $390, and $351, for the fiscal years ended February 2, 2019, February 3, 2018, and January 28, 2017, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Act. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of February 2, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 2, 2019, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that our internal control over financial reporting was effective as of February 2, 2019.

Exemption from Attestation Report of Independent Registered Public Accounting Firm

This 10-K does not include an attestation report from our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to rules of the SEC that permit emerging growth companies, which we currently are, to provide only management’s report in this 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended February 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2019 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets – February 2, 2019 and February 3, 2018
•	Consolidated Statements of Income – Years ended February 2, 2019, February 3, 2018, and January 28, 2017
•	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended February 2, 2019, February 3, 2018, and January 28, 2017
•	Consolidated Statements of Cash Flows – Years ended February 2, 2019, February 3, 2018, and January 28, 2017
•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules
3.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

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

10.1

Amended and Restated Credit Agreement, dated as of May 23, 2018, Sportsman’s Warehouse, Inc., as Lead Borrower, Wells Fargo Bank, National Association, as Administrative Agents, Collateral Agent, and Swing Line Lender, and the other parties listed on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.2

Guaranty, dated as of May 23, 2018, by Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.3

Security Agreement, dated as of May 23, 2018, by Sportsman’s Warehouse, Inc., Minnesota Merchandising Corp., Sportsman’s Warehouse Southwest, Inc. and Pacific Flyway, LLC, as Borrowers, and Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (Registration No. 333-1944421) filed on May 25, 2018).

10.4

Form of Agreement between holders of restricted nonvoting common stock and Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

Exhibit Number	Description

10.5*

Sportsman’s Warehouse Holdings, Inc. 2013 Performance Incentive Plan. (incorporated by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.6	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.7*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

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

10.10†

Letter Agreement, dated December 6, 2016, between Sportsman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 333-1944421) filed on December 7, 2016.

10.11*

Employment Agreement, May 11, 2018, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: March 29, 2019	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: March 29, 2019	By:	/s/ Kevan P. Talbot
Kevan P. Talbot
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	Chief Executive	March 29, 2019
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/ Kevan P. Talbot	Chief Financial Officer and Secretary	March 29, 2019
Kevan P. Talbot	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	March 29, 2019
Christopher Eastland

/s/ Kent V. Graham	Director	March 29, 2019
Kent V. Graham

/s/ Gregory P. Hickey	Director	March 29, 2019
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	March 29, 2019
Joseph P. Schneider

/s/ Rich McBee	Director	March 29, 2019
Rich McBee
/s/ Martha Bejar	Director	March 29, 2019
Martha Bejar