Form 10-Q
period 2019-05-04
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2019-05-31
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36401

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-1975614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

7035 South High Tech Drive, Midvale, Utah	84047
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 566-6681

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	SPWH	The Nasdaq Stock Market LLC

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

As of May 31, 2019, the registrant had 43,099,213 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 4, 2019 and May 5, 2018, both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2019 and the first quarter of fiscal year 2018, respectively. Fiscal year 2019 contains 52 weeks of operations and will end on February 1, 2020. Fiscal year 2018 contained 52 weeks of operations ended on February 2, 2019.

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended February 1, 2019 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 4,	February 2,
	2019	2019
Assets
Current assets:
Cash	$1,715	$1,547
Accounts receivable, net	289	249
Merchandise inventories	291,462	276,600
Income tax receivable	597	—
Prepaid expenses and other	9,566	15,174
Total current assets	303,629	293,570
Operating lease right of use asset	189,431	—
Property and equipment, net	91,049	92,084
Deferred income taxes	—	2,997
Definite lived intangibles, net	239	246
Total assets	$584,348	$388,897

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$49,982	$24,953
Accrued expenses	56,528	56,384
Income taxes payable	—	1,838
Operating lease liability, current	31,967	—
Revolving line of credit	141,572	144,306
Current portion of long-term debt, net of discount and debt issuance costs	7,915	7,915
Current portion of deferred rent	—	5,270
Total current liabilities	287,964	240,666
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	25,739	27,717
Deferred income taxes	535	—
Deferred rent, noncurrent	—	41,854
Operating lease liability, noncurrent	187,570	—
Total long-term liabilities	213,844	69,571
Total liabilities	501,808	310,237

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding
Common stock, $.01 par value; 100,000 shares authorized; 43,174 and 42,978 shares issued and outstanding, respectively	432	430
Additional paid-in capital	84,753	84,671
Accumulated deficit	(2,645)	(6,441)
Total stockholders' equity	82,540	78,660
Total liabilities and stockholders' equity	$584,348	$388,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 4	May 5
	2019	2018
Net sales	$174,017	$180,059
Cost of goods sold	119,844	124,493
Gross profit	54,173	55,566

Selling, general, and administrative expenses	59,530	59,216
Loss from operations	(5,357)	(3,650)
Interest expense	(2,105)	(3,557)
Loss before income taxes	(7,462)	(7,207)
Income tax benefit	(2,003)	(1,379)
Net loss	$(5,459)	$(5,828)
Loss per share:
Basic	$(0.13)	$(0.14)
Diluted	$(0.13)	$(0.14)
Weighted average shares outstanding:
Basic	43,003	42,727
Diluted	43,003	42,727

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Amounts in Thousands

(unaudited)

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated deficit	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	—	—	—	—	—	2,634	2,634
Vesting of restricted stock units	216	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(699)	—	(699)
Stock based compensation	—	—	—	—	1,572	—	1,572
Net income	—	—	—	—	—	(5,828)	(5,828)
Balance at May 5, 2018	42,833	$428	—	$—	$83,068	$(36,019)	$47,477

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	196	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Stock based compensation	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	(5,459)	(5,459)
Balance at May 4, 2019	43,174	$432	—	$—	$84,753	$(2,645)	$82,540

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Cash flows from operating activities:
Net loss	$(5,459)	$(5,828)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	4,606	4,387
Amortization and write-off of discount on debt and deferred financing fees	84	192
Amortization of definite lived intangible	7	276
Change in deferred rent	—	(649)
Gain on asset dispositions	(311)	—
Noncash lease expense	7,610	—
Deferred income taxes	431	237
Stock-based compensation	453	1,572
Change in operating assets and liabilities:
Accounts receivable, net	(40)	(63)
Operating lease liabilities	(8,513)	—
Merchandise inventories	(14,862)	(35,607)
Prepaid expenses and other	1,786	(78)
Accounts payable	25,340	27,501
Accrued expenses	(5,254)	630
Income taxes payable and receivable	(2,435)	(1,619)
Net cash provided by (used in) operating activities	3,443	(9,049)
Cash flows from investing activities:
Purchase of property and equipment	(3,402)	(4,474)
Proceeds from sale of property and equipment	311	—
Net cash used in investing activities	(3,091)	(4,474)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(2,734)	6,874
Increase in book overdraft	4,919	8,358
Payment of withholdings on restricted stock units	(369)	(699)
Principal payments on long-term debt	(2,000)	(400)
Net cash (used in) provided by financing activities	(184)	14,133
Net change in cash	168	610
Cash at beginning of period	1,547	1,769
Cash at end of period	$1,715	$2,379

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,021	$3,137
Income taxes, net of refunds	—	—

Supplemental schedule of noncash investing and financing activities:
Noncash change in lease asset and operating liabilities from remeasurement of existing leases	$13,149	$—
and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$1,356	$1,829

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 4, 2019, the Company operated 92 stores in 23 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 2, 2019 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 4, 2019 are not necessarily indicative of the results to be obtained for the year ending February 1, 2020. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019 (the “Fiscal 2018 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Fiscal 2018 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard can be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842,

Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

The Company adopted ASC 842 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $183,000 and operating lease liabilities of $214,000 as of February 3, 2019. These amounts are based on the present value of such commitments using the Company’s incremental borrowing rate (“IBR”), which was determined through use of the Company’s credit rating to develop a rate curve that approximates the Company’s market risk profile.  The adoption of this standard had a material impact on the Company’s consolidated statement of income, stockholders’ equity(deficit) and cash flows, with a $9,300 net adjustment recorded to beginning retained earnings on February 3, 2019 due to the acceleration of recognition of a deferred gain and derecognition of related deferred tax asset the Company was amortizing relating to the historical sale of owned properties. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as identified arrangements that contain embedded leases, among other activities, to account for the adoption of this standard.

The Company elected the following practical expedients:

•	A package of practical expedients allowing the Company to:
1.	Carry forward its historical lease classification (i.e. it was not necessary to reclassify any existing leases at the adoption date of ASC 842),
2.	Avoid reassessing whether any expired or existing contracts are or contain leases, and
3.	Avoid reassessing initial indirect costs for any existing lease.
•

A practical expedient allowing the Company to not separate lease components (e.g. fixed payments including, rent, real estate taxes, and insurance costs) from nonlease components (e.g. common area maintenance costs), primarily impacting the Company’s real estate leases. The election of this practical expedient eliminates the burden of separately estimating the real estate lease and nonlease costs on a relative stand-alone basis.

•

A practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and eliminated the need to reassess existing lease contracts to determine if land easements are separate leases under ASC 842.

The Company did not elect a practical expedient which would allow the Company to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and to assess impairment of the entity’s ROU assets, since election of this expedient could make adoption more complex give that re-evaluation of the lease term and impairment consideration affect other aspects of lease accounting.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s retail stores, distribution center, and corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Lease liabilities are calculated using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating leases are included in selling, general and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Leases with an initial term of 12 months of less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rental rate, the Company uses an IBR to determine the present value of future rental payments. The IBR is based on the Company’s credit rating to develop a yield curve that approximates the Company’s market risk profile. The operating lease ROU asset also includes any prepaid lease payments made by the tenant and is reduced by lease incentives such as tenant improvement allowances. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

For fiscal 2018, the Company evaluated and classified its leases as operating leases for financial reporting purposes, in accordance with ASC 840.

In accordance with ASC 840, deferred rent represents the difference between rent paid and amounts expensed for operating leases. Certain leases have scheduled rent increases, and certain leases include an initial period of free or reduced rent as an inducement to enter into the lease agreement (“rent holidays”). The Company recognized rent expense for rent increases and rent holidays on a straight-line basis over the term of the underlying leases, without regard to when rent payments are made. The calculation of straight-line rent begins on the possession date and extends through the “reasonably assured” lease term as defined in ASC 840.

Additionally, in accordance with ASC 840, landlord allowances for tenant improvements, or lease incentives, were recorded as deferred rent and amortized on a straight-line basis over the “reasonably assured” lease term as a component of rent expense.

See Note 5 for a further discussion on leases.

Recently Issued Accounting Pronouncements

In August 2018, the FASB issued ASU No. 2018-15, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. This standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The Company’s accounting for the service element of a hosting arrangement that is a service contract is not affected by the proposed amendments and will continue to be expensed as incurred in accordance with existing guidance. This standard does not expand on existing disclosure requirements except to require a description of the nature of hosting arrangements that are service contracts. This standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted, including adoption in any interim period for which financial statements have not been issued. Entities can choose to adopt the new guidance prospectively or retrospectively. The

Company plans to adopt the updated disclosure requirements of ASU No. 2018-15 prospectively in the first quarter of fiscal 2020, coinciding with the standard’s effective date, and expects the impact from this standard to be immaterial.

(3) Revenue Recognition

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

Sales returns

The Company estimates a reserve for sales returns and records the respective reserve amounts, including a right of return asset when a product is expected to be returned and resold. Historical experience of actual returns and customer return rights are the key factors used in determining the estimated sales returns.

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 4, 2019:

	May 4, 2019	February 2, 2019
Right of return assets, which are included in prepaid expenses and other	$ 1,051	$ 1,496
Estimated contract liabilities, net of breakage	(19,239)	(20,298)
Sales return liabilities, which are included in accrued expenses	1,569	2,233

For the 13 weeks ended May 4, 2019 the Company recognized approximately $290 in gift card breakage and approximately $310 in loyalty reward breakage. Gift card and loyalty reward breakage revenue for the 13 weeks ended May 5, 2018 were $319 and $265, respectively.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 weeks ended May 4, 2019 and May 5, 2018, was approximately:

		Thirteen Weeks Ended
		May 4,	May 5,
Department	Product Offerings	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.9%	11.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.0%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.1%	11.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.4%	6.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	53.6%	56.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	7.0%	7.0%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment as of May 4, 2019 and February 2, 2019 were as follows:

	May 4,	February 2,
	2019	2019
Furniture, fixtures, and equipment	$72,184	$71,820
Leasehold improvements	95,011	94,573
Construction in progress	4,494	1,743
Total property and equipment, gross	171,689	168,136
Less accumulated depreciation and amortization	(80,640)	(76,052)
Total property and equipment, net	$91,049	$92,084

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 4, 2019 and February 2, 2019:

	May 4,	February 2,
	2019	2019
Book overdraft	$15,216	$10,297
Unearned revenue	20,616	21,836
Accrued payroll and related expenses	8,472	11,590
Sales and use tax payable	4,054	4,250
Accrued construction costs	1,239	760
Other	6,931	7,651
Total Accrued Expenses	$56,528	$56,384

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 10 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to ROU assets and operating lease liabilities of $183,000 and $214,000, respectively, as of February 3, 2019. The difference between the ROU assets and operating lease liabilities at transition primarily represented existing deferred rent, tenant improvement allowances and prepaid rent of $14,200,  $20,600 and $3,800, respectively, which were recorded as a component of the ROU asset in connection with the non-cash transitional adjustment. As a result of the adoption of ASC 842, the Company also recorded an increase to retained earnings of $9,300, net of tax, as of February 3, 2019, in relation to the accelerated recognition of a deferred gain, and derecognition of the related deferred tax asset, which the Company was amortizing relating to the historical sales of owned properties it currently leases.

As of May 4, 2019, ROU assets recorded for operating leases were $189,400 and accumulated amortization associated with operating leases was $7,600. In the first quarter of fiscal 2019, the Company recorded a non-cash increase of $13,100 to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense recorded during the 13 weeks ended May 4, 2019 was $14,384.

In accordance with ASC 842, other information related to leases was as follows:

13 Weeks Ended
May 4,
2019
Operating cash flows from operating leases	$(11,868)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(11,868)

As of May 4,
2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$13,149
Weighted-average remaining lease term - operating leases	6.11 years
Weighted-average discount rate - operating leases	7.80%

In accordance with ASC 842, maturities of operating lease liabilities as of May 4, 2019 were as follows:

Operating
Year Endings:	Leases (in thousands)
2019	$36,127
2020	47,939
2021	44,185
2022	40,003
2023	34,787
Thereafter	83,076
Undiscounted cash flows	$286,117
Reconciliation of lease liabilities:
Present values	$219,537
Lease liabilities - current	31,967
Lease liabilities - noncurrent	187,570
Lease liabilities - total	$219,537
Difference between undiscounted and discounted cash flows	$66,580

In accordance with ASC 840, rent expense for operating leases consisted of the following:

13 Weeks Ended
May 5,
2018
Operating lease expense	$13,138
Total lease expense	13,138

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of February 2, 2019 were as follows:

Operating
Year Endings:	Leases (in thousands)
2019	$47,551
2020	46,824
2021	43,070
2022	38,160
2023	33,246
Thereafter	74,821
Total minimum lease payments	$283,672

(7) Revolving Line of Credit

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

As of May 4, 2019 and February 2, 2019, the Company had $150,016 and $151,341 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $8,444 and $7,035 as of May 4, 2019 and February 2, 2019, respectively. As of May 4, 2019, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Amended Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. The Amended Credit Agreement contains customary events of default. The Revolving Line of Credit matures on May 23, 2023.

As of May 4, 2019, the Revolving Line of Credit had $1,022 in deferred financing fees and as of February 2, 2019, the Revolving Line of Credit had $1,085 in deferred financing fees. During the 13 weeks ended May 4, 2019, the Company recognized $63 of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 weeks ended May 5, 2018, the Company recognized $22 of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 weeks ended May 4, 2019, and May 5, 2018, gross borrowings under the Revolving Line of Credit were $185,616 and $206,533 respectively. For the 13 weeks ended May 4, 2019, and May 5, 2018 gross paydowns under the Revolving Line of Credit were $189,280 and $197,467 respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of May 4, 2019 and February 2, 2019:

	May 4,	February 2,
	2019	2019
Term loan	34,000	36,000
Less debt issuance costs	(346)	(368)
	33,654	35,632
Less current portion, net of discount and debt issuance costs	(7,915)	(7,915)
Long-term portion	$25,739	$27,717

Term Loan

On May 23, 2018, the Company entered into the Term Loan, which was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.

Also on May 23, 2018, the Company borrowed $135,400 under the Revolving Line of Credit and used the proceeds from the New Term Loan and the Revolving Line of Credit to repay the Company’s prior term loan with a financial institution that had an outstanding principal balance of $134,700 and was scheduled to mature on December 3, 2020 (the”Prior Term Loan”).

The Term Loan bears interest at a rate of LIBOR plus 5.75%.

As of May 4, 2019, and February 2, 2019, the Term Loan had an outstanding balance of $34,000 and $36,000, respectively. The outstanding amounts under the Term Loan as of May 4, 2019 and February 2, 2019 are offset on the condensed consolidated balance sheets by an unamortized debt issuance costs of $346 and $368, respectively.

During the 13 weeks ended May 4, 2019 and May 5, 2018, the Company recognized $22 and $113, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 weeks ended May 5, 2018, the Company recognized $58, of non-cash interest expense with respect to the amortization of the discount related to the Prior Term Loan.

During the 13 weeks ended May 4, 2019, the Company made the required quarterly payment on the New Term Loan of $2,000.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 4, 2019, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized an income tax benefit of $2,003 and $1,379  in the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. The Company’s effective tax rate for the 13 weeks ended May 4, 2019 and May 5, 2018 was 26.8% and 19.1%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Net loss	$(5,459)	$(5,828)
Weighted-average shares of common stock outstanding:
Basic	43,003	42,727
Dilutive effect of common stock equivalents	—	—
Diluted	43,003	42,727
Basic loss per share	$(0.13)	$(0.14)
Diluted loss per share	$(0.13)	$(0.14)
Restricted stock units considered anti-dilutive and excluded in the calculation	155	331

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 4, 2019 and May 5, 2018, the Company recognized total stock-based compensation expense of $453 and $1,572, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 4, 2019, the number of shares available for awards under the 2013 Performance Incentive Plan (the “2013 Plan”) was 276.  As of May 4, 2019, there were 432 unvested stock awards outstanding under the 2013 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 weeks ended May 4, 2019,  no shares were issued under the ESPP and the number of shares available for issuance was 566.

Nonvested Restricted Stock Awards

During the 13 weeks ended May 4, 2019 and May 5, 2018, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at May 4, 2019	—	$—

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(80)	11.25
Balance at May 5, 2018	28	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 4, 2019, the Company did not issue any performance-based stock awards.

During the 13 weeks ended May 5, 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving fiscal year 2018 performance targets for same store sales and gross margin. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 326, and the “target” number of shares subject to the award is 163 as reported below. Following the end of the performance period (fiscal year 2018), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period. The issued shares estimate the most likely outcome of the performance conditions to be achieved for the performance period. Based on the fiscal year 2018 results, the number of shares issued in relation to these grants was 34.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	—	—
Forfeitures	—	—
Vested	(6)	11.25
Balance at May 4, 2019	28	$4.91

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	—	—
Vested	(46)	11.25
Balance at May 5, 2018	166	$5.17

Nonvested Stock Unit Awards

During the 13 weeks ended May 4, 2019, the Company issued 157 nonvested stock units to employees of the Company at an average value of $4.89 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	157	4.89
Forfeitures	(9)	4.91
Vested	(185)	4.75
Balance at May 4, 2019	404	$4.91

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	250	4.91
Forfeitures	(1)	4.91
Vested	(248)	4.74
Balance at May 5, 2018	420	$4.91

(12) Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 92 stores in 23 states, totaling approximately 3.6 million gross square feet. During fiscal year 2019 to date, we have not opened any new stores. We currently plan to open three new stores during fiscal year 2019.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•	changes or anticipated changes to regulations related to some of the products we sell;
•	consumer preferences, buying trends and overall economic trends;
•	our ability to identify and respond effectively to local and regional trends and customer preferences;
•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
•	the success of our omni-channel strategy and our e-commerce platform;
•	competition in the regional market of a store;
•	atypical weather;
•	changes in our product mix; and
•	changes in pricing and average ticket sales.

Opening new stores is also an important part of our growth strategy. For fiscal year 2019, we plan to open three stores. While our target is to grow square footage at a rate of greater than 5% annually, we expect we will grow our square footage approximately 3% for fiscal year 2019 as we continue to shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 52 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores)  have achieved an average four-wall Adjusted EBITDA margin of 11.6% and an average ROIC of 61.5% excluding initial inventory cost (and 23.9% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening new stores;
•	continuing to increase same store sales in our existing markets;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our omni-channel capabilities.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 51 of our current stores are being impacted by minimum wage increases in fiscal year 2019 that have and will continue to drive up our selling, general, and administrative costs during fiscal year 2019.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.9	69.1
Gross profit	31.1	30.9
Selling, general, and administrative expenses	34.2	32.9
Loss from operations	(3.1)	(2.0)
Interest expense	1.2	2.0
Loss before income taxes	(4.3)	(4.0)
Income tax benefit	1.2	0.8
Net loss	(3.1)%	(3.2)%
Adjusted EBITDA	0.2%	2.7%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		May 4,	May 5,
Department	Product Offerings	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.9%	11.5%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.0%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.1%	11.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.4%	6.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	53.6%	56.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	7.0%	7.0%
Total		100.0%	100.0%

13 Weeks Ended May 4, 2019 Compared to 13 Weeks Ended May 5, 2018

Net Sales. Net sales decreased by $6.1 million, or 3.4%, to $174.0 million during the 13 weeks ended May 4, 2019 compared to $180.1 million in the corresponding period of fiscal year 2018. Net sales decreased primarily due to lower firearm and ammunition sales, due to difficult comparisons from event-driven actions taken by our competitors in the comparable 13 week period of fiscal year 2018. Stores that were opened in fiscal year 2018, and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $4.9 million to net sales which was offset by a decrease in same store sales for the period of 5.7% compared to the comparable 13 week period of fiscal year 2018.

Our footwear, clothing, optics, electronics and accessories, and fishing departments saw increases of $1.4 million, $0.7 million, $0.2 million, and $0.1 million, respectively,  in the first quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal 2018. Our hunting and camping departments saw decreases of $8.5 million and $0.2 million, respectively, in the first quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal year 2018. Within hunting, our firearm and ammunition categories saw decreases of $5.0 million and $3.7 million, respectively,  in the first quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal year 2018.

With respect to same store sales, during the 13 weeks ended May 4, 2019, our footwear and clothing departments had increases of 10.3%, and 3.5%, respectively while the hunting,  camping, fishing, and optics, electronics and accessories departments had decreases of 10.8%, 2.5%, 2.5% and 0.1%, respectively, compared to the comparable 13-week period of fiscal year 2018. We had decreased sales in our hunting category due to lower firearm and ammunition sales, due to difficult comparisons from event-driven actions taken by our competitors in the comparable 13-week period of fiscal year 2018. Within our hunting and shooting department, firearms and ammunition decreased on a same store sales basis by 14.4%, and 13.5%, respectively, during the 13 weeks ended May 4, 2019 compared to the comparable 13-week period of fiscal year 2018. We experienced a decrease in demand for fishing and camping gear due to the above average snowpack in the western United States, which delayed the start of the fishing and camping seasons. As of May 4, 2019, we had 88 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $54.2 million during the 13 weeks ended May 4, 2019 compared to $55.6 million for the corresponding period of fiscal year 2018. As a percentage of net sales, gross profit increased to  31.1% for the 13 weeks ended May 4, 2019, compared to 30.9% for the corresponding period of fiscal year 2018.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $0.3 million, or 0.5%, to $59.5 million during the 13 weeks ended May 4, 2019 from $59.2 million for the comparable 13-week period of fiscal year 2018. As a percentage of net sales, selling, general, and administrative expenses increased to 34.2% of net sales in the first quarter of fiscal year 2019, compared to 32.9% of net sales in the first quarter of fiscal year 2018. We incurred additional rent and other expenses of $1.2 million and  $0.2 million, respectively, primarily related to the opening of new stores since May 5, 2018.  These increases were partially offset by decreases in payroll, preopening expenses, and depreciation,  of  $0.7 million, $0.4 million, and $0.1 million, respectively.

Interest Expense. Interest expense decreased by $1.5 million, or 41.7%, to $2.1 million during the 13 weeks ended May 4, 2019 from $3.6 million for the comparable 13-week period of fiscal year 2018.  Interest expense decreased primarily as a result of the entry into our amended credit facility in May 2018 that lowered the interest rate on our new term loan compared to our prior term loan, and also shifted a significant portion of the balance on the prior term loan to the revolving credit facility which bears interest at a lower rate

Income Taxes. We recognized an income tax benefit of $2.0 million and $1.4 million during the 13 weeks ended May 4, 2019 and May 5, 2018, respectively. Our effective tax rate for the 13 weeks ended May 4, 2019 and May 5, 2018 was 26.8% and 19.1%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

For the 13 weeks ended May 4, 2019, we incurred approximately $3.4 million in capital expenditures. We expect total capital expenditures between $18.0 million and $23.0 million for fiscal year 2019. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
	(in thousands)
Cash flows provided by (used in) operating activities	$3,443	$(9,049)
Cash flows used in investing activities	(3,091)	(4,474)
Cash flows (used in) provided by financing activities	(184)	14,133
Cash at end of period	1,715	2,379

Net cash provided by operating activities was $3.4 million for the 13 weeks ended May 4, 2019, compared to cash used in operating activities of $9.0 million for the corresponding period of fiscal year 2018, a change of approximately $12.4 million. The change in our cash used in operating activities is primarily a result of decreased purchases of inventory as we continue to manager our in-store inventory more efficiently, and  a reduction of prepaid assets.

Net cash used in investing activities was $3.1 million for the 13 weeks ended May 4, 2019 compared to $4.5 million for the corresponding period of fiscal year 2018. The change in our cash flows from investing activities is primarily a result of the timing of new store openings in 2019 compared to 2018.

Net cash used in financing activities was $0.2 million for the 13 weeks ended May 4, 2019, compared to net cash provided by financing activities of  $14.1 million for the corresponding period of fiscal year 2018. The decrease in net cash provided by financing activities when compared to 2018 was primarily due to reduced inventory purchases during the quarter and the timing of new store openings for 2019, which are both funded through our revolving credit facility.

Our outstanding debt consists of our Amended Credit Facility and our Term Loan.

Amended Credit Agreement.    We entered into an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association in May 2018 that provides for a revolving credit facility with borrowing capacity up to $250.0 million, subject to a borrowing base calculation, and a $40.0 million aggregate principal amount term loan. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of February 2, 2019, we had $151.3 million outstanding under the revolving credit facility, with $19.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount of $34.0 million.

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

Our term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The term loan accrues interest at a rate of LIBOR plus 5.75%.  The term loan requires principal payments of $2.0 million payable quarterly, which began November 1, 2018 and continues to and including May 23, 2023 at which time the remaining balance is due in full.

Each of the subsidiaries of Sportsman’s Warehouse Holdings, Inc. (“Holdings”) is a borrower under the revolving credit facility and the term loan, and Holdings guarantees all obligations under the revolving credit facility and term loan. All obligations under the revolving credit facility and term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

We may be required to make mandatory prepayments under the revolving credit facility and term loan in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

Our credit agreement contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. our revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base.  Our credit agreement contains customary events of default. As of May 4, 2019, we were in compliance with all covenants under our credit agreement.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2018 Form 10-K except for the implementation of certain estimates for lease accounting under Accounting Standard Codification Topic 842,  Leases (“Topic 842”) as disclosed below.

We adopted Accounting Standards Codification (“ASC) 842, Leases, as of February 3, 2019, coinciding with the standard’s effective date.

We have operating leases for the Company’s retail stores facilities, distribution center, and corporate office. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the present value of future payments and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we used a  incremental borrowing rate (“IBR”) to determine the present value of lease payments. The IBR is based on an established credit rating with a yield curve that approximates our market risk profile.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities of $214.0 million as of February 3, 2019.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. All changes to our contractual obligations during the13 weeks ended May 4, 2019 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 4, 2019 and May 5, 2018.

	Thirteen Weeks Ended
	May 4,	May 5,
	2019	2018
	(dollars in thousands)
Net loss	$(5,459)	$(5,828)
Interest expense	2,105	3,557
Income tax benefit	(2,003)	(1,379)
Depreciation and amortization	4,613	4,663
Stock-based compensation expense (1)	453	435
Pre-opening expenses (2)	329	716
Executive transition costs (3)	350	—
CEO retirement (4)	—	2,647
Adjusted EBITDA	$387	$4,811

Adjusted EBITDA margin	0.2%	2.7%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses incurred relating to the transition of our CFO and the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(4)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our condensed consolidated financial statements in this 10-Q. Under the Jumpstart Our Business Startup Act, “emerging growth companies” (“EGCs”), we can delay adopting new or revised accounting standards until such time as those standards apply to private companies. We have irrevocably elected not to avail ourselves of this exemption from new or revised accounting standards, and, therefore, we will be subject to the same new or revised accounting standards as other public companies that are not EGCs. We currently expect that we will cease to be an EGC at the end of the fifth fiscal year after our initial public offering, which is February 1, 2020

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At May 4, 2019, the weighted average interest rate on our borrowings under our revolving credit facility was 4.22%. Based on a sensitivity analysis at May 4, 2019, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.5 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of May 4, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

During the 13 weeks ended May 4, 2019 the Company has implemented new lease administration and accounting software and has developed and mapped new and existing controls in the context of the Company’s control environment.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2018 Form 10-K.

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

10.1

Severance Agreement, dated April 2, 2019, between Sportsman’s Warehouse Holdings, Inc. and Robert Julian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.2	Form of Indemnification Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: May 31, 2019	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2019	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)