Form 10-Q
period 2019-08-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2019-08-30
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 3, 2019

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

As of August 30, 2019, the registrant had 43,230,023 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended August 3, 2019 and August 4, 2018 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2019 and the second quarter of fiscal year 2018, respectively. Fiscal year 2019 contains 52 weeks of operations and will end on February 1, 2020. Fiscal year 2018 contained 52 weeks of operations ended on February 2, 2019.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	August 3,	February 2,
	2019	2019
Assets
Current assets:
Cash	$1,475	$1,547
Accounts receivable, net	239	249
Merchandise inventories	289,311	276,600
Income tax receivable	1,080	—
Prepaid expenses and other	10,653	15,174
Total current assets	302,758	293,570
Operating lease right of use asset	183,486	—
Property and equipment, net	97,984	92,084
Deferred income taxes	—	2,997
Definite lived intangibles, net	233	246
Total assets	$584,461	$388,897

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,891	$24,953
Accrued expenses	58,050	56,384
Income taxes payable	—	1,838
Operating lease liability, current	32,483	—
Revolving line of credit	127,126	144,306
Current portion of long-term debt, net of discount and debt issuance costs	7,915	7,915
Current portion of deferred rent	—	5,270
Total current liabilities	290,465	240,666
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	23,760	27,717
Deferred income taxes	412	—
Deferred rent, noncurrent	—	41,854
Operating lease liability, noncurrent	181,117	—
Total long-term liabilities	205,289	69,571
Total liabilities	495,754	310,237

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,230 and 42,978 shares issued and outstanding, respectively	432	430
Additional paid-in capital	85,422	84,671
Accumulated earnings (deficit)	2,853	(6,441)
Total stockholders' equity	88,707	78,660
Total liabilities and stockholders' equity	$584,461	$388,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net sales	$211,766	$203,288	$385,783	$383,347
Cost of goods sold	138,544	131,011	258,388	255,504
Gross profit	73,222	72,277	127,395	127,843
			—
Selling, general, and administrative expenses	63,460	59,088	122,990	118,305
Income from operations	9,762	13,189	4,405	9,538
Interest expense	2,353	4,334	4,458	7,891
Income (loss) before income taxes	7,409	8,855	(53)	1,647
Income tax (benefit) expense	1,911	2,304	(92)	925
Net income	$5,498	$6,551	$39	$722
Earnings per share:
Basic	$0.13	$0.15	$0.00	$0.02
Diluted	$0.13	$0.15	$0.00	$0.02
Weighted average shares outstanding:
Basic	43,130	42,896	43,065	42,812
Diluted	43,155	42,921	43,090	42,837

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended August 3, 2019 and August 4, 2018
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 5, 2018	42,833	$428	—	$—	$83,068	$(36,019)	$47,477
Vesting of restricted stock units	59	1	—	—	(1)	—	—
Issuance of common stock for cash per employee stock purchase plan	45	—	—	—	202	—	202
Stock based compensation	—	—	—	—	482	—	482
Net income	—	—	—	—	—	6,551	6,551
Balance at August 4, 2018	42,937	$429	—	$—	$83,751	$(29,468)	$54,712

Balance at May 4, 2019	43,174	$432	—	$—	84,753	$(2,645)	$82,540
Vesting of restricted stock units	2	—	—	—	—	—	—
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	175	—	175
Stock based compensation	—	—	—	—	494	—	494
Net income	—	—	—	—	—	5,498	5,498
Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707

For the Twenty-six Weeks Ended August 3, 2019 and August 4, 2018
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	—	—	—	—	—	2,635	2,635
Vesting of restricted stock units	320	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(699)	—	(699)
Issuance of common stock for cash per employee stock purchase plan	—	—	—	—	202	—	202
Stock based compensation	—	—	—	—	2,054	—	2,054
Net income	—	—	—	—	—	722	722
Balance at August 4, 2018	42,937	$429	—	$—	$83,751	$(29,468)	$54,712

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	174	—	174
Stock based compensation	—	—	—	—	948	—	948
Net income	—	—	—	—	—	39	39
Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2019	2018
Cash flows from operating activities:
Net income	$39	$722
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	9,245	8,887
Amortization and write-off of discount on debt and deferred financing fees	170	1,893
Amortization of definite lived intangible	13	276
Change in deferred rent	—	(865)
Gain on asset dispositions	(311)	—
Noncash lease expense	14,002	—
Deferred income taxes	307	120
Stock-based compensation	948	2,054
Change in operating assets and liabilities:
Accounts receivable, net	10	(69)
Operating lease liabilities	(14,895)	—
Merchandise inventories	(12,710)	(58,474)
Prepaid expenses and other	634	(1,804)
Accounts payable	39,040	36,332
Accrued expenses	1,860	3,420
Income taxes payable and receivable	(2,918)	(3,676)
Net cash provided by (used in) operating activities	35,434	(11,184)
Cash flows from investing activities:
Purchase of property and equipment	(14,761)	(10,585)
Proceeds from sale of property and equipment	311	—
Net cash used in investing activities	(14,450)	(10,585)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(17,180)	113,829
Increase in book overdraft	319	5,860
Proceeds from issuance of common stock per employee stock purchase plan	174	202
Payment of withholdings on restricted stock units	(369)	(699)
Borrowings on term loan	—	40,000
Payment of deferred financing costs	—	(1,331)
Principal payments on long-term debt	(4,000)	(135,127)
Net cash (used in) provided by financing activities	(21,056)	22,734
Net change in cash	(72)	965
Cash at beginning of period	1,547	1,769
Cash at end of period	$1,475	$2,734

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$4,356	$7,867
Income taxes, net of refunds	2,519	4,672

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$14,523	$—
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$1,571	$2,975
Landlord receivable relating to deemed sale leaseback transaction	—	1,717

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 3, 2019, the Company operated 94 stores in 24 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 2, 2019 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 3, 2019 are not necessarily indicative of the results to be obtained for the year ending February 1, 2020. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019 (the “Fiscal 2018 Form 10-K”).

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

The Company adopted ASC 842 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate comparative periods in transition to ASC 842 and instead reported comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $183,000 and operating lease liabilities of $214,000 as of February 3, 2019. These amounts were based on the present value of such commitments as of February 3, 2019 using the Company’s incremental borrowing rate (“IBR”), which was determined through use of the Company’s credit rating to develop a rate curve that approximates the Company’s market risk profile. The adoption of this standard had a material impact on the Company’s consolidated statement of income, balance sheet, stockholders’ equity (deficit) and cash flows, with a $9,300 net adjustment recorded to beginning retained earnings on February 3, 2019 due to the acceleration of recognition of a deferred gain and derecognition of the related deferred tax asset the Company was amortizing relating to the historical sale of owned properties. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as reviewed arrangements to identify embedded leases, among other activities, to account for the adoption of this standard.

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

The Company did not elect a practical expedient which would allow the Company to use hindsight in determining the lease term (that is, when considering lessee options to extend or terminate the lease and to purchase the underlying asset) and to assess impairment of the entity’s ROU assets, since election of this expedient could make adoption of ASC 842 more complex given that re-evaluation of the lease term and impairment consideration affect other aspects of lease accounting.

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s retail stores, distribution center, and corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the interim unaudited condensed consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the IBR and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the interim unaudited condensed consolidated statement of operations. Leases with an initial term of 12 months of less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rental rate, the Company uses an IBR to determine the present value of future rental payments. The IBR is determined by using the Company’s credit rating to develop a yield curve that approximates the Company’s market risk profile. The operating lease ROU asset also includes any prepaid lease payments made by the tenant and is reduced by lease incentives such as tenant improvement allowances. The operating lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense is recognized on a straight-line basis over the lease term.

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

See Note 6 for a further discussion on leases.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.0% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 35% when no escheat liability to relevant jurisdictions exists.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of August 3, 2019:

	August 3, 2019	February 2, 2019
Right of return assets, which are included in prepaid expenses and other	$1,366	$1,496
Estimated contract liabilities, net of breakage	(18,784)	(20,298)
Sales return liabilities, which are included in accrued expenses	(2,039)	(2,233)

For the 13 and 26 weeks ended August 3, 2019 the Company recognized approximately $215 and $505 in gift card breakage and approximately $350 and $660 in loyalty reward breakage, respectively. For the 13 and 26 weeks ended August 4, 2018, the Company recognized approximately $186 and $505 in gift card breakage and approximately $288 and $553 in loyalty reward breakage, respectively.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, was approximately:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		August 3,	August 4,	August 3,	August 4,
Department	Product Offerings	2019	2018	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	19.3%	20.4%	15.9%	16.2%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.4%	7.3%	7.7%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.5%	17.0%	15.0%	14.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	7.6%	7.3%	7.0%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	41.1%	39.7%	46.6%	47.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	7.4%	8.0%	7.5%	7.6%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of August 3, 2019 and February 2, 2019 were as follows:

	August 3,	February 2,
	2019	2019
Furniture, fixtures, and equipment	$74,273	$71,820
Leasehold improvements	95,692	94,573
Construction in progress	13,281	1,743
Total property and equipment, gross	183,245	168,136
Less accumulated depreciation and amortization	(85,261)	(76,052)
Total property and equipment, net	$97,984	$92,084

(5) Accrued Expenses

Accrued expenses consisted of the following as of August 3, 2019 and February 2, 2019:

	August 3,	February 2,
	2019	2019
Book overdraft	$10,616	$10,297
Unearned revenue	20,399	21,836
Accrued payroll and related expenses	10,548	11,590
Sales and use tax payable	4,671	4,250
Accrued construction costs	245	760
Other	11,571	7,651
Total Accrued Expenses	$58,050	$56,384

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

As of August 3, 2019, ROU assets recorded for operating leases were $183,486 and accumulated amortization associated with operating leases was $14,002. In the 13 and 26 weeks of fiscal 2019, the Company recorded a non-cash increase of $1,374 and $14,523, respectively, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 and 26 weeks ended August 3, 2019 was $14,429 and $28,814, respectively.

In accordance with ASC 842, other information related to leases was as follows:

26 Weeks Ended
August 3,
2019
Operating cash flows from operating leases	$(23,859)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(23,859)

As of August 3,
2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$14,523
Weighted-average remaining lease term - operating leases	5.93
Weighted-average discount rate - operating leases	7.84%

In accordance with ASC 842, maturities of operating lease liabilities as of August 3, 2019 were as follows:

Operating
Year Endings:	Leases
2019	$24,179
2020	47,909
2021	44,155
2022	39,972
2023	34,766
Thereafter	83,100
Undiscounted cash flows	$274,081
Reconciliation of lease liabilities:
Present values	$213,600
Lease liabilities - current	32,483
Lease liabilities - noncurrent	181,117
Lease liabilities - total	$213,600
Difference between undiscounted and discounted cash flows	$60,481

In accordance with ASC 840, rent expense for operating leases consisted of the following:

13 Weeks Ended
August 4,
2018
Operating lease expense	$13,336
Total lease expense	13,336

26 Weeks Ended
August 4,
2018
Operating lease expense	$26,474
Total lease expense	26,474

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of February 2, 2019 were as follows:

Operating
Year Endings:	Leases
2019	$47,551
2020	46,824
2021	43,070
2022	38,160
2023	33,246
Thereafter	74,821
Total minimum lease payments	$283,672

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

As of August 3, 2019, and February 2, 2019, the Company had $137,344 and $151,341 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $10,218 and $7,035 as of August 3, 2019 and February 2, 2019, respectively. As of August 3, 2019, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

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

As of August 3, 2019, the Revolving Line of Credit had $960 in deferred financing fees and as of February 2, 2019, the Revolving Line of Credit had $1,085 in deferred financing fees. During the 13 and 26 weeks ended August 3, 2019, the Company recognized $62 and $125, respectively, of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 and 26 weeks ended August 4, 2018 the Company recognized $62 and $84, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 26 weeks ended August 3, 2019 gross borrowings under the Revolving Line of Credit were $219,714 and $405,330 respectively. For the 13 and 26 weeks ended August 4, 2018 gross borrowing under the Revolving Line of Credit were $329,553 and $536,086, respectively. For the 13 and 26 weeks ended August 3, 2019 gross paydowns under the Revolving Line of Credit were $234,737 and $424,017 respectively. For the 13 and 26 weeks ended August 4, 2018 gross paydowns under the Revolving Line of Credit were $225,069 and $422,536, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of August 3, 2019 and February 2, 2019:

	August 3,	February 2,
	2019	2019
Term loan	32,000	36,000
Less debt issuance costs	(325)	(368)
	31,675	35,632
Less current portion, net of discount and debt issuance costs	(7,915)	(7,915)
Long-term portion	$23,760	$27,717

Term Loan

On May 23, 2018, the Company entered into the Term Loan, which was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.

Also on May 23, 2018, the Company borrowed $135,400 under the Revolving Line of Credit and used the proceeds from the Term Loan and the Revolving Line of Credit to repay the Company’s prior term loan with a financial institution that had an outstanding principal balance of $134,700 and was scheduled to mature on December 3, 2020 (the “Prior Term Loan”).

The Term Loan bears interest at a rate of LIBOR plus 5.75%.

As of August 3, 2019, and February 2, 2019, the Term Loan had an outstanding balance of $32,000 and $36,000, respectively. The outstanding amounts under the Term Loan as of August 3, 2019 and February 2, 2019 are offset on the condensed consolidated balance sheets by an unamortized debt issuance costs of $325 and $368, respectively.

During the 13 and 26 weeks ended August 3, 2019 the Company recognized $21 and $43, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs. During the 13 and 26 weeks ended August 4, 2018 the Company recognized $1,018 and $1,131, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 and 26 weeks ended August 4, 2018, the Company recognized $620 and $678, respectively, of non-cash interest expense with respect to the amortization of the discount related to the Prior Term Loan.

During the 13 weeks ended August 3, 2019, the Company made the required quarterly payment on the Term Loan of $2,000.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 3, 2019, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized income tax expense of $1,911 and $2,304 in the 13 weeks ended August 3, 2019 and August 4, 2018, respectively. The Company recognized an income tax benefit of $92 in the 26 weeks ended August 3, 2019 and income tax expense of $925 in the 26 weeks ended August 4, 2018.  The Company’s effective tax rate for the 13 weeks ended August 3, 2019 and August 4, 2018 was 25.8% and 26.0%, respectively. The Company’s effective tax rate for the 26 weeks ended August 3, 2019 and August 4, 2018 was 172.4% and 56.2%, respectively. The change in the effective tax rate for the 26 weeks ended August 3, 2019 was primarily due to near breakeven profit before tax for the period and various State tax credits and discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Net income	$5,498	$6,551	$39	$722
Weighted-average shares of common stock outstanding:
Basic	43,130	42,896	43,065	42,812
Dilutive effect of common stock equivalents	25	25	25	25
Diluted	43,155	42,921	43,090	42,837
Basic earnings per share	$0.13	$0.15	$0.00	$0.02
Diluted earnings per share	$0.13	$0.15	$0.00	$0.02
Restricted stock units considered anti-dilutive and excluded in the calculation	135	216	36	270

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended August 3, 2019 and August 4, 2018, the Company recognized total stock-based compensation expense of $494 and $482, respectively. During the 26 weeks ended August 3, 2019 and August 4, 2018, the Company recognized stock-based compensation expense of $948 and $2,054, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of August 3, 2019, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 3,067. As of August 3, 2019, there were 1,113 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 weeks ended August 3, 2019, 54 shares were issued under the ESPP and the number of shares available for issuance was 512.

Nonvested Restricted Stock Awards

During the 13 and 26 weeks ended August 3, 2019 and August 4, 2018, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at August 3, 2019	—	$—

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	(2)	—
Vested	(80)	11.25
Balance at August 4, 2018	26	$11.25

Nonvested Performance-Based Stock Awards

During the 13 and 26 weeks ended August 3, 2019, the Company issued 289 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.53 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2019 performance targets for omni-channel revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 578, and the “target” number of shares subject to the award is 289 as reported below. Following the end of the performance period (fiscal year 2019), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 and 26 weeks ended August 4, 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest over three years with one third vesting on each grant date anniversary. The number of shares issued was contingent on management achieving fiscal year 2018 performance targets for same store sales and gross margin. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award was 326, and the “target” number of shares subject to the award was 163. Following the end of the performance period (fiscal year 2018), the number of shares eligible to vest, based on actual performance was 34.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	289	3.56
Forfeitures	(7)	4.91
Vested	(6)	11.25
Balance at August 3, 2019	310	$3.64

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	(5)	5.36
Vested	(46)	11.25
Balance at August 4, 2018	161	$5.15

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended August 3, 2019, the Company issued 459 and 616 nonvested stock units to employees and members of the Board of Directors of the Company at an average value of $4.06 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary. The shares issued to the members of the Board of Directors of the Company vest over a twelve month period.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	616	4.06
Forfeitures	(43)	5.18
Vested	(211)	4.84
Balance at August 3, 2019	803	$4.27

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	319	4.87
Forfeitures	(6)	4.91
Vested	(264)	5.26
Balance at August 4, 2018	468	$4.89

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

Parsons v. Colt’s Manufacturing Company,  2:19-cv-01189-APG-EJY – On July 2, 2019 the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, one of which being a subsidiary of Sportsman’s Warehouse Holdings, Inc., for wrongful death and negligence. The Company believes the plaintiffs’ attempts to re-interpret the federal National Firearms Act and Gun Control Act are improper and intend to vigorously defend ourselves in the matter. No reasonable estimate of the amount of any potential losses or range of potential losses relating to this matter can be determined at this time.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 94 stores in 24 states, totaling approximately 3.7 million gross square feet. During fiscal year 2019 to date, we have opened two new stores. We currently plan to open one additional new store during fiscal year 2019.

Individual stores and our website www.sportsmans.com are aggregated into one operating and reportable segment.

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

Opening new stores is also an important part of our growth strategy. For fiscal year 2019, we plan to open a total of three stores. While our target is to grow square footage at a rate of greater than 5% annually, we expect we will grow our square footage approximately 3% for fiscal year 2019 as we continue to shift some of our cash use to reducing our debt balance.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 55 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 acquired stores)  have achieved an average four-wall Adjusted EBITDA margin of 11.5% and an average ROIC of 60.5% excluding initial inventory cost (and 23.5% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.4	64.4	67.0	66.7
Gross profit	34.6	35.6	33.0	33.3
Selling, general, and administrative expenses	30.0	29.1	31.9	30.9
Income from operations	4.6	6.5	1.1	2.4
Interest expense	1.1	2.1	1.1	2.1
Income (loss) before income taxes	3.5	4.4	-	0.3
Income tax expense (benefit)	0.9	1.1	-	0.2
Net income	2.6%	3.3%	0.0%	0.1%
Adjusted EBITDA	7.5%	9.3%	4.2%	6.2%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-six Weeks Ended
		August 3,	August 4,	August 3,	August 4,
Department	Product Offerings	2019	2018	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	19.3%	20.4%	15.9%	16.2%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.4%	7.3%	7.7%	7.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.5%	17.0%	15.0%	14.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	7.6%	7.3%	7.0%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	41.1%	39.7%	46.6%	47.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	7.4%	8.0%	7.5%	7.6%
Total		100.0%	100.0%	100.0%	100.0%

13 Weeks Ended August 3, 2019 Compared to 13 Weeks Ended August 4, 2018

Net Sales. Net sales increased by $8.5 million, or 4.2%, to $211.8 million during the 13 weeks ended August 3, 2019 compared to $203.3 million in the corresponding period of fiscal year 2018. Net sales increased primarily due to the opening of new stores since August 4, 2018 and increased demand for firearm and ammunition, due to legislative changes in some states in which the Company operates. Stores that were opened in fiscal year 2019 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $5.9 million to net sales. Same store sales also increased by 1.7% for the 13 weeks ended August 3, 2019 compared to the comparable 13 week period of fiscal year 2018.

Our hunting, fishing, and clothing departments saw increases of $6.3 million, $2.5 million, and $0.8 million, respectively,  in the second quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal 2018. Our camping, footwear, and optics, electronics, and accessories departments saw decreases of $0.6 million, $0.1 million and $0.1 million, respectively, in the second quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal year 2018. Within hunting, our firearm and ammunition categories saw increases of $1.5 million and $3.3 million, respectively,  in the second quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal year 2018.

With respect to same store sales, during the 13 weeks ended August 3, 2019, our hunting, fishing and clothing departments had increases of 4.9%, 4.3% and 3.3%, respectively, while the camping, footwear, and optics, electronics, and accessories departments had decreases of 3.2%, 1.8% and 1.6%, respectively, compared to the comparable 13-week period of fiscal year 2018. The increase in demand in our hunting category can be attributed to legislative changes in some of the states that we operate in regarding the sale of firearms and ammunition, and the increase in the fishing category can be attributed to the hotter weather in the western United States which increased customer participation in fishing. As of August 3, 2019, we had 89 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $73.2 million during the 13 weeks ended August 3, 2019 compared to $72.3 million for the corresponding period of fiscal year 2018. As a percentage of net sales, gross profit decreased to  34.6% for the 13 weeks ended August 3, 2019, compared to 35.6% for the corresponding period of fiscal year 2018. Gross profit as a percentage of sales was negatively impacted by a sales mix change to our lower margin products (firearms and ammunition) from our higher margin products (fishing, camping, clothing, and footwear) compared to the prior year period and promotional activity during the period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.4 million, or 7.4%, to $63.5 million during the 13 weeks ended August 3, 2019 from $59.1 million for the comparable 13-week period of fiscal year 2018. As a percentage of net sales, selling, general, and administrative expenses increased to 30.0% of net sales in the second quarter of fiscal year 2019, compared to 29.1% of net sales in the second quarter of fiscal year 2018. We incurred additional payroll, other, rent, and depreciation expenses of $1.8 million, $1.5 million, $1.1 million and  $0.1 million, respectively, primarily related to the opening of new stores since August 4, 2018 and, with respect to the increase in payroll, minimum wage increases in 51 of our current stores. These increases were partially offset by lower preopening expenses of $0.2 million.

Interest Expense. Interest expense decreased by $2.0 million, or 45.7%, to $2.3 million during the 13 weeks ended August 3, 2019 from $4.3 million for the comparable 13-week period of fiscal year 2018.  Interest expense decreased primarily as a result of the entry into our amended credit facility in May 2018 that lowered the interest rate on our new term loan compared to our prior term loan, and also shifted a significant portion of the balance on the prior term loan to our revolving credit facility which bears interest at a lower rate.

Income Taxes. We recognized income tax expense of $1.9 million and $2.3 million during the 13 weeks ended August 3, 2019 and August 4, 2018, respectively. Our effective tax rate for the 13 weeks ended August 3, 2019 and May 5, 2018 was 25.8% and 26.0%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

26 Weeks Ended August 3, 2019 Compared to 26 Weeks Ended August 4, 2018

Net Sales. Net sales increased by $2.4 million, or 0.6%, to $385.8 million during the 26 weeks ended August 3, 2019 compared to $383.4 million in the corresponding period of fiscal year 2018. Net sales increased primarily due to the opening of new stores since February 4, 2018. Stores that were opened in fiscal year 2019, and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $10.8 million to net sales. This increase was offset by a decrease in same stores sales for the period of 1.8% compared to the comparable 26 week period of fiscal year 2018.

Our fishing, clothing, footwear, and optics, electronics, and accessories departments saw increases of $2.5 million, $1.6 million, $1.3 million and $0.2 million, respectively, in the 26-week period of fiscal year 2019 compared to the comparable 26-week period of fiscal 2018. Our hunting and camping departments saw decreases of $2.1 million and $0.8 million, respectively, in the 26-week period of fiscal year 2019 compared to the comparable 26-week period of fiscal year 2018. Within hunting, our firearm and ammunition categories saw decreases of $3.5 million and $0.4 million, respectively,  in the 26-week period of fiscal year 2019 compared to the comparable 26-week period of fiscal year 2018.

With respect to same store sales, during the 26 weeks ended August 3, 2019, our clothing, footwear and fishing  departments had increases of 3.4%, 3.3%, and 1.7%, respectively while the hunting, camping, and optics, electronics and accessories departments had decreases of 3.8%, 3.0%, and 0.9%, respectively, compared to the comparable 26-week period of fiscal year 2018. As of August 3, 2019, we had 89 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $127.4 million during the 26 weeks ended August 3, 2019 compared to $127.8 million for the corresponding period of fiscal year 2018. As a percentage of net sales, gross profit decreased to 33.0% for the 26 weeks ended August 3, 2019, compared to 33.3% for the corresponding period of fiscal year 2018. Gross profit as a percentage of sales was negatively impacted by a sales mix change compared to the prior year period and promotional activity during the period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.7 million, or 4.0%, to $123.0 million during the 26 weeks ended August 3, 2019 from $118.3 million for the comparable 26-week period of fiscal year 2018. As a percentage of net sales, selling, general, and administrative expenses increased to 31.9% of net sales in the 26-weeks of fiscal year 2019, compared to 30.9% of net sales in the 26-weeks of fiscal year 2018. We incurred additional rent, other, payroll, and depreciation expenses of $2.3 million, $1.8 million, $1.1 million and $0.1 million, respectively, primarily related to the opening of new stores since February 4, 2018 and, with respect to the increase in payroll, minimum wage increases in 51 of our current stores. These increases were partially offset by lower preopening expenses of $0.6 million.

Interest Expense. Interest expense decreased by $3.4 million, or 43.5%, to $4.5 million during the 26 weeks ended August 3, 2019 from $7.9 million for the comparable 26-week period of fiscal year 2018.  Interest expense decreased primarily as a result of the entry into our amended credit facility in May 2018 that lowered the interest rate on our new term loan compared to our prior term loan, and also shifted a significant portion of the balance on the prior term loan to our revolving credit facility which bears interest at a lower rate.

Income Taxes. We recognized an income tax benefit of $0.1 million and income tax expense of $0.9 million during the 26 weeks ended August 3, 2019 and August 4, 2018, respectively. Our effective tax rate for the 26 weeks ended August 3, 2019 and August 4, 2018 was 172.4% and 59.8%, respectively. The change in the effective tax rate for the 26 weeks ended August 3, 2019 was primarily due to near breakeven proft before tax and various State tax credits and discrete items. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

For the 26 weeks ended August 3, 2019, we incurred approximately $14.5 million in capital expenditures primarily related to the opening of two new stores during the period and our new corporate headquarters. We expect total net capital expenditures between $16.0 million and $20.0 million for fiscal year 2019. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 3,	August 4,
	2019	2018
	(in thousands)
Cash flows provided by (used in) operating activities	$35,434	$(11,184)
Cash flows used in investing activities	(14,450)	(10,585)
Cash flows (used in) provided by financing activities	(21,056)	22,734
Cash at end of period	1,475	2,734

Net cash provided by operating activities was $35.4 million for the 26 weeks ended August 3, 2019, compared to cash used in operating activities of $11.2 million for the corresponding period of fiscal year 2018, a change of approximately $46.6 million. The change in our cash flows from operating activities is primarily a result of decreased purchases of inventory as we continue to manage our in-store inventory more efficiently, and  an increase in accounts payable.

Net cash used in investing activities was $14.5 million for the 26 weeks ended August 3, 2019 compared to $10.6 million for the corresponding period of fiscal year 2018. The change in our cash flows from investing activities is primarily a result of the timing of new store openings in 2019 compared to 2018 and capital expenditures relating to our new corporate headquarters.

Net cash used in financing activities was $21.0 million for the 26 weeks ended August 3, 2019, compared to net cash provided by financing activities of  $22.7 million for the corresponding period of fiscal year 2018. The decrease in net cash provided by financing activities when compared to 2018 was primarily due to reduced inventory purchases during the quarter, an increase in accounts payable and the timing of new store openings for 2019, which are all funded through our revolving credit facility.

Our outstanding debt consists of our revolving credit facility and our term loan.

Amended Credit Agreement.    We entered into an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association in May 2018 that provides for a revolving credit facility with borrowing capacity up to $250.0 million, subject to a borrowing base calculation, and a $40.0 million aggregate principal amount term loan. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of August 3, 2019, we had $137.3 million outstanding under the revolving credit facility, with $51.6 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount of $32.0 million.

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

Our credit agreement contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. our revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base.  Our credit agreement contains customary events of default. As of August 3, 2019, we were in compliance with all covenants under our credit agreement.

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

We adopted Accounting Standards Codification (“ASC) 842, Leases, as of February 3, 2019, coinciding with the standard’s effective date.

We have operating leases for the Company’s retail stores facilities, distribution center, and corporate office. In accordance with ASC 842, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the present value of future payments and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we used an incremental borrowing rate (“IBR”) to determine the present value of lease payments. The IBR is determined by using our credit rating to develop a yield curve that approximates our market risk profile.

Our adoption of ASC 842 resulted in the initial recognition of operating lease liabilities of $214.0 million as of February 3, 2019.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. All changes to our contractual obligations during the 13 weeks ended August 3, 2019 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 3,	August 4,	August 3,	August 4,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$5,498	$6,551	$39	$722
Interest expense	2,353	4,334	4,458	7,891
Income tax expense	1,911	2,304	(92)	925
Depreciation and amortization	4,645	4,500	9,258	9,163
Stock-based compensation expense (1)	494	482	948	967
Pre-opening expenses (2)	672	795	1,001	1,511
Executive transition costs (3)	266	—	623	—
CEO retirement (4)	—	—	—	2,647
Adjusted EBITDA	$15,840	$18,966	$16,235	$23,826

Adjusted EBITDA margin	7.5%	9.3%	4.2%	6.2%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(4)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.

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

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At August 3, 2019, the weighted average interest rate on our borrowings under our revolving credit facility was 4.04%. Based on a sensitivity analysis at August 3, 2019, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.3 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of August 3, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended August 3, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. OTHER INFORMATION

On May 29, 2019, at the Company’s annual meeting of stockholders (the “Annual Meeting”), the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (the “2019 Plan”), as described in the Company’s Definitive Proxy Statement, filed with the Securities and Exchange Commission on May 29, 2019 (the “Proxy Statement”) to replace the Sportsman’s Warehouse Holdings, Inc. 2013 Performance Incentive Plan (the “2013 Plan”), effective as of the date of stockholder approval. The 2019 Plan, which was previously approved, subject to stockholder approval, by the Board of Directors of the Company, permits the Company to grant equity awards with respect to a maximum of (i) 3,500,000 shares of the Company’s common stock, plus (ii) the number of shares available for additional award grant purposes under the 2013 Plan as of the date of the Annual Meeting and determined immediately prior to the termination of the authority to grant new awards under that plan as of the date of the Annual Meeting, plus (iii) the number of any shares subject to restricted stock unit awards under the 2013 Plan that are outstanding and unvested as of the date of the Annual Meeting which are forfeited, terminated, cancelled, or otherwise reacquired after the date of the Annual Meeting without having become vested, plus any shares that are withheld or reacquired by the Company to satisfy the tax withholding obligations related to any award granted under the 2013 Plan that is outstanding as of the date of the Annual Meeting. The Company’s directors, officers and employees are currently eligible to receive equity awards under the 2019 Plan.

A summary of the 2019 Plan is set forth in the Proxy Statement. That summary and the foregoing description of the 2019 Plan is qualified in its entirety by reference to the text of the 2019 Plan, a copy of which is attached hereto as Exhibit 10.2 and is incorporated herein by reference.

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

10.1

Severance Agreement, General Release and Waiver, dated June 3, 2019, between Sportsman’s Warehouse Holdings, Inc. and Kevan Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2019).

10.2*	2019 Performance Incentive Plan

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: August 30, 2019	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 30, 2019	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)