Form 10-Q
period 2019-11-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2019-12-06
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2019

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

As of December 6, 2019, the registrant had 43,230,023 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended November 2, 2019 and November 3, 2018 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2019 and the third quarter of fiscal year 2018, respectively. Fiscal year 2019 contains 52 weeks of operations and will end on February 1, 2020. Fiscal year 2018 contained 52 weeks of operations ended on February 2, 2019.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	our ability to integrate the eight stores we recently acquired from Dick’s Sporting Goods;
•	our retail-based business model is impacted by general economic conditions and economic and financial uncertainties may cause a decline in consumer spending;
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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	November 2,	February 2,
	2019	2019
Assets
Current assets:
Cash	$1,737	$1,547
Accounts receivable, net	620	249
Merchandise inventories	337,894	276,600
Prepaid expenses and other	11,062	15,174
Total current assets	351,313	293,570
Operating lease right of use asset	211,957	—
Property and equipment, net	107,627	92,084
Deferred income taxes	140	2,997
Goodwill	1,749	—
Definite lived intangibles, net	226	246
Total assets	$673,012	$388,897

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$105,527	$24,953
Accrued expenses	64,198	56,384
Income taxes payable	2,868	1,838
Operating lease liability, current	35,451	—
Revolving line of credit	130,765	144,306
Current portion of long-term debt, net of discount and debt issuance costs	7,915	7,915
Current portion of deferred rent	—	5,270
Total current liabilities	346,724	240,666
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	21,781	27,717
Deferred rent, noncurrent	—	41,854
Operating lease liability, noncurrent	204,688	—
Total long-term liabilities	226,469	69,571
Total liabilities	573,193	310,237

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,230 and 42,978 shares issued and outstanding, respectively	432	430
Additional paid-in capital	86,041	84,671
Accumulated earnings (deficit)	13,346	(6,441)
Total stockholders' equity	99,819	78,660
Total liabilities and stockholders' equity	$673,012	$388,897

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$242,466	$223,099	$628,249	$606,447
Cost of goods sold	158,256	145,518	416,644	401,022
Gross profit	84,210	77,581	211,605	205,425

Selling, general, and administrative expenses	68,336	60,070	191,326	178,374
Income from operations	15,874	17,511	20,279	27,051
Interest expense	2,094	2,633	6,552	10,524
Income before income taxes	13,780	14,878	13,727	16,527
Income tax expense	3,287	2,480	3,195	3,406
Net income	$10,493	$12,398	$10,532	$13,121
Earnings per share:
Basic	$0.24	$0.29	$0.24	$0.31
Diluted	$0.24	$0.29	$0.24	$0.31
Weighted average shares outstanding:
Basic	43,230	42,938	43,126	42,854
Diluted	43,559	43,094	43,316	42,937

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended November 2, 2019 and November 3, 2018
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at August 4, 2018	42,937	$429	—	$—	$83,751	$(29,468)	$54,712
Stock based compensation	—	—	—	—	380	—	380
Net income	—	—	—	—	—	12,398	12,398
Balance at November 3, 2018	42,937	$429	—	$—	$84,131	$(17,070)	$67,490

Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707
Stock based compensation	—	—	—	—	619	—	619
Net income	—	—	—	—	—	10,493	10,493
Balance at November 2, 2019	43,230	$432	—	$—	$86,041	$13,346	$99,819

For the Thirty-nine Weeks Ended November 2, 2019 and November 3, 2018
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	—	—	—	—	—	2,634	2,634
Vesting of restricted stock units	320	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(699)	—	(699)
Issuance of common stock for cash per employee stock purchase plan	—	—	—	—	202	—	202
Stock based compensation	—	—	—	—	2,434	—	2,434
Net income	—	—	—	—	—	13,121	13,121
Balance at November 3, 2018	42,937	$429	—	$—	$84,131	$(17,070)	$67,490

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	174	—	174
Stock based compensation	—	—	—	—	1,567	—	1,567
Net income	—	—	—	—	—	10,532	10,532
Balance at November 2, 2019	43,230	$432	—	$—	$86,041	$13,346	$99,819
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	November 2,	November 3,
	2019	2018
Cash flows from operating activities:
Net income	$10,532	$13,121
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	14,070	13,317
Amortization and write-off of discount on debt and deferred financing fees	252	1,959
Amortization of definite lived intangible	20	283
Change in deferred rent	—	(280)
(Gain) loss on asset dispositions	(311)	30
Noncash lease expense	22,132	—
Deferred income taxes	(245)	2,194
Stock-based compensation	1,567	2,435
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(371)	(100)
Operating lease liabilities	(22,571)	—
Merchandise inventories	(42,142)	(98,463)
Prepaid expenses and other	165	(2,195)
Accounts payable	70,270	55,204
Accrued expenses	3,449	2,277
Income taxes payable and receivable	1,030	(4,203)
Net cash provided by (used in) operating activities	57,847	(14,421)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(22,914)	(15,183)
Purchase of intangible asset	—	(259)
Acquisition of Field and Stream stores, net of cash acquired	(19,074)	—
Proceeds from deemed sale-leaseback transactions	—	1,717
Proceeds from sale of property and equipment	311	226
Net cash used in investing activities	(41,677)	(13,499)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(13,541)	121,574
Increase in book overdraft	3,756	5,424
Proceeds from issuance of common stock per employee stock purchase plan	174	202
Payment of withholdings on restricted stock units	(369)	(699)
Borrowings on term loan	—	40,000
Payment of deferred financing costs	—	(1,331)
Principal payments on long-term debt	(6,000)	(137,127)
Net cash (used in) provided by financing activities	(15,980)	28,043
Net change in cash	190	123
Cash at beginning of period	1,547	1,769
Cash at end of period	$1,737	$1,892

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,761	$10,411
Income taxes, net of refunds	2,416	5,616

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$48,737	$—
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$2,636	$487
Payable to seller relating to acquisition of Field and Stream stores	9,462	—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of November 2, 2019, the Company operated 103 stores in 27 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 2, 2019 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended November 2, 2019 are not necessarily indicative of the results to be obtained for the year ending February 1, 2020. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019 (the “Fiscal 2018 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to the Company’s Fiscal 2018 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard could be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which make improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

The Company adopted ASC 842 using the modified retrospective approach at the beginning of the first quarter of fiscal 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate prior comparative periods in transition to ASC 842 and instead reported prior comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $183,000 and operating lease liabilities of $214,000 as of February 3, 2019. These amounts were based on the present value of such commitments as of February 3, 2019 using the Company’s incremental borrowing rate (“IBR”), which was determined through use of the Company’s credit rating to develop a rate curve that approximates the Company’s market risk profile. The adoption of this standard had a material impact on the Company’s consolidated statement of income, balance sheet, stockholders’ equity (deficit) and cash flows, with a $9,300 net adjustment recorded to beginning retained earnings on February 3, 2019 due to the acceleration of recognition of a deferred gain and derecognition of the related deferred tax asset the Company was amortizing relating to the historical sale of owned properties. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as reviewed arrangements to identify embedded leases, among other activities, to account for the adoption of this standard.

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

Business combinations

The Company allocates the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. The excess of the purchase price over these fair values is recorded as goodwill. The Company has engaged an independent third-party valuation firm to assist in determining the fair values of certain assets acquired and liabilities assumed. Such valuations require management to make certain estimates and assumptions. The fair values assigned to the identified tangible and intangible assets are discussed in Note 13.

Estimates in valuing the operating lease right of use asset include but are not limited to: market lease rates and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and thus, actual results may differ from estimates.

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

For performance obligations related to retail store sales contracts, the Company typically transfers control upon consummation of the sale when the product is paid for and taken by the customer. For performance obligations related to e-commerce sales contracts, the Company typically transfers control when the products are tendered for delivery to the common carrier

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. The Company does not engage in sales of products that attach a future material right which could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the Company’s contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of November 2, 2019:

	November 2, 2019	February 2, 2019
Right of return assets, which are included in prepaid expenses and other	$1,608	$1,496
Estimated contract liabilities, net of breakage	(18,725)	(20,298)
Sales return liabilities, which are included in accrued expenses	(2,400)	(2,233)

For the 13 and 39 weeks ended November 2, 2019, the Company recognized approximately $235 and $740 in gift card breakage and approximately $404 and $1,064 in loyalty reward breakage, respectively. For the 13 and 39 weeks ended November 3, 2018, the Company recognized approximately $147 and $652 in gift card breakage and approximately $327 and $880 in loyalty reward breakage, respectively.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 2,	November 3,	November 2,	November 3,
Department	Product Offerings	2019	2018	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.9%	14.5%	15.5%	15.6%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.3%	9.8%	8.7%	8.2%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	8.6%	12.6%	12.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	7.8%	7.4%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.5%	48.7%	47.4%	47.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	9.9%	10.6%	8.4%	8.7%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of November 2, 2019 and February 2, 2019 were as follows:

	November 2,	February 2,
	2019	2019
Furniture, fixtures, and equipment	$83,576	$71,820
Leasehold improvements	101,578	94,573
Construction in progress	12,560	1,743
Total property and equipment, gross	197,714	168,136
Less accumulated depreciation and amortization	(90,087)	(76,052)
Total property and equipment, net	$107,627	$92,084

(5) Accrued Expenses

Accrued expenses consisted of the following as of November 2, 2019 and February 2, 2019:

	November 2,	February 2,
	2019	2019
Book overdraft	$14,053	$10,297
Unearned revenue	20,906	21,836
Accrued payroll and related expenses	10,486	11,590
Sales and use tax payable	5,668	4,250
Accrued construction costs	1,366	760
Other	11,719	7,651
Total accrued expenses	$64,198	$56,384

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

As of November 2, 2019, ROU assets recorded for operating leases were $211,957 and accumulated amortization associated with operating leases was $22,571. In the 13 and 39 weeks ended November 2, 2019, the Company recorded a non-cash increase of $34,215 and $48,737, respectively, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense, including common area maintenance (CAM), recorded during the 13 and 39 weeks ended November 2, 2019 was $14,666 and $43,480, respectively.

In accordance with ASC 842, other information related to leases was as follows:

Thirty-Nine Weeks Ended
November 2,
2019
Operating cash flows from operating leases	$(36,300)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(36,300)

As of November 2,
2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$48,737
Weighted-average remaining lease term - operating leases	5.52
Weighted-average discount rate - operating leases	7.90%

In accordance with ASC 842, maturities of operating lease liabilities as of November 2, 2019 were as follows:

Operating
Year Endings:	Leases
2019 (remainder)	$17,661
2020	53,217
2021	49,980
2022	45,801
2023	40,795
Thereafter	112,573
Undiscounted cash flows	$320,027
Reconciliation of lease liabilities:
Present values	$240,139
Lease liabilities - current	35,451
Lease liabilities - noncurrent	204,688
Lease liabilities - total	$240,139
Difference between undiscounted and discounted cash flows	$79,888

In accordance with ASC 840, rent expense for operating leases consisted of the following:

Thirteen Weeks Ended
November 3,
2018
Operating lease expense	$13,974
Total lease expense	13,974

Thirty-Nine Weeks Ended
November 3,
2018
Operating lease expense	$40,448
Total lease expense	40,448

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of February 2, 2019 were as follows:

Operating
Year Endings:	Leases
2019	$47,551
2020	46,824
2021	43,070
2022	38,160
2023	33,246
Thereafter	74,821
Total minimum lease payments	$283,672

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

As of November 2, 2019, and February 2, 2019, the Company had $141,637 and $151,341 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $10,872 and $7,035 as of November 2, 2019 and February 2, 2019, respectively. As of November 2, 2019, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

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

As of November 2, 2019, the Revolving Line of Credit had $897 in deferred financing fees and as of February 2, 2019, the Revolving Line of Credit had $1,085 in deferred financing fees. During the 13 and 39 weeks ended November 2, 2019, the Company recognized $67 and $188, respectively, of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 and 39 weeks ended November 3, 2018, the Company recognized $67 and $129, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 39 weeks ended November 2, 2019, gross borrowings under the Revolving Line of Credit were $271,309 and $676,639 respectively. For the 13 and 39 weeks ended November 3, 2018 gross borrowing under the Revolving Line of Credit were $256,006 and $792,092, respectively. For the 13 and 39 weeks ended November 2, 2019, gross paydowns under the Revolving Line of Credit were $268,972 and $692,989 respectively. For the 13 and 39 weeks ended November 3, 2018, gross paydowns under the Revolving Line of Credit were $253,549 and $676,086, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of November 2, 2019 and February 2, 2019:

	November 2,	February 2,
	2019	2019
Term loan	30,000	36,000
Less debt issuance costs	(304)	(368)
	29,696	35,632
Less current portion, net of discount and debt issuance costs	(7,915)	(7,915)
Long-term portion	$21,781	$27,717

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

As of November 2, 2019 and February 2, 2019, the Term Loan had an outstanding balance of $30,000 and $36,000, respectively. The outstanding amounts under the Term Loan as of November 2, 2019 and February 2, 2019 are offset on the condensed consolidated balance sheets by an unamortized debt issuance costs of $304 and $368, respectively.

During the 13 and 39 weeks ended November 2, 2019, the Company recognized $21 and $64, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs. During the 13 and 39 weeks ended November 3, 2018, the Company recognized $21 and $1,152, respectively, of non-cash interest expense with respect to the amortization of the debt issuance costs.

During the 13 and 39 weeks ended November 3, 2018, the Company recognized $0 and $678, respectively, of non-cash interest expense with respect to the amortization of the discount related to the Prior Term Loan.

During the 13 weeks ended November 2, 2019, the Company made the required quarterly payment on the Term Loan of $2,000.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of November 2, 2019, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized income tax expense of $3,287 and $2,480 in the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. The Company recognized an income tax expense of $3,195 and 3,406 in the 39 weeks ended November 2, 2019 and November 3, 2018, respectively.  The Company’s effective tax rate for the 13 weeks ended November 2, 2019 and November 3, 2018 was 23.9% and 16.7%, respectively. The Company’s effective tax rate for the 39 weeks ended November 2, 2019 and November 3, 2018 was 23.3% and 20.6%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net income	$10,493	$12,398	$10,532	$13,121
Weighted-average shares of common stock outstanding:
Basic	43,230	42,938	43,126	42,854
Dilutive effect of common stock equivalents	329	156	190	83
Diluted	43,559	43,094	43,316	42,937
Basic earnings per share	$0.24	$0.29	$0.24	$0.31
Diluted earnings per share	$0.24	$0.29	$0.24	$0.31
Restricted stock units considered anti-dilutive and excluded in the calculation	16	216	42	49

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended November 2, 2019 and November 3, 2018, the Company recognized total stock-based compensation expense of $619 and $380, respectively. During the 39 weeks ended November 2, 2019 and November 3, 2018, the Company recognized stock-based compensation expense of $1,567 and $2,434, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of November 2, 2019, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 3,071. As of November 2, 2019, there were 1,088 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 and 39 weeks ended November 2, 2019,  0 and 54 shares, respectively, were issued under the ESPP and the number of shares available for issuance was 512.

Nonvested Restricted Stock Awards

During the 13 and 39 weeks ended November 2, 2019 and November 3, 2018, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at November 2, 2019	—	$—

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	(2)	—
Vested	(80)	11.25
Balance at November 3, 2018	26	$11.25

Nonvested Performance-Based Stock Awards

During the 13 weeks ended November 2, 2019, the Company did not issue any performance-based stock awards. During the 39 weeks ended November 2, 2019,  the Company issued 289 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.56 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2019 performance targets for omni-channel revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 578, and the “target” number of shares subject to the award is 289 as reported below. Following the end of the performance period (fiscal year 2019), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	289	3.56
Forfeitures	(7)	4.91
Vested	(6)	11.25
Balance at November 2, 2019	310	$3.64

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	163	4.91
Forfeitures	(5)	5.36
Vested	(46)	11.25
Balance at November 3, 2018	161	$5.15

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended November 2, 2019, the Company issued 6 and 622 nonvested stock units to employees and members of the Board of Directors of the Company, respectively, at an average value of $4.08 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary. The shares issued to the members of the Board of Directors of the Company vest over a twelve month period.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	622	4.08
Forfeitures	(53)	5.13
Vested	(237)	4.74
Balance at November 2, 2019	773	$4.29

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	322	4.88
Forfeitures	(8)	4.91
Vested	(279)	5.23
Balance at November 3, 2018	454	$4.91

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

(13)  Acquisition of Field and Stream Stores

On September 28, 2019, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S Sporting Goods, Inc. (“DICK’S”). Pursuant to the Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “Acquired Stores”). The Acquired Stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight Acquired Stores closed on October 11, 2019 (the “Closing Date”). On or prior to the Closing Date, SWI entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the Acquired Stores by which DICK’S will provide transition services to the Company for a period of up to 120 days of the Closing Date.

The aggregate consideration to be paid to DICK’S under the Purchase Agreement is $28.7 million (the “Purchase Price”), subject to certain post-closing adjustments set forth in the Purchase Agreement. On the Closing Date, SWI drew $19.8 million under the Revolving Line of Credit to fund a portion of the purchase price. The remaining approximately $9 million of consideration owed to DICK’S in connection with the acquisition is due in January 2020.

As part of the Acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the three months ended November 2, 2019 were $387 which were included as a component of Selling, general, and administrative expenses.

The following table summarizes the Purchase Price consideration and related cash outflow at the Closing Date:

October 11, 2019
Cash paid to seller	$19,241
Payable to seller	9,462
Total purchase price	$28,703

The net Purchase Price of $28,703 has been allocate to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the Acquired Stores other than the lease obligation. The excess of the Purchase Price over the fair value of the tangible and intangible assets acquired is recorded as goodwill. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

(Preliminary Allocation) October 11, 2019
Cash	$167
Inventory	19,152
Property, plant, and equipment	5,250
Operating lease right of use asset	33,436
Operating lease right of use liability	(31,051)
Goodwill	1,749
Total	$28,703

Due to the fact that the Acquisition occurred during an interim period, the Company is still waiting on the finalization of the fair value measurements of the assets acquired and post closing adjustments. As a result, the Company’s fair value estimate for the purchase price and assets acquired may change during the allowable measurement period. The allowable measurement period continues from the date the Company obtains and analyzes all relevant information that existed as of the Acquisition date to determine the fair values of the assets acquired, but in no case is to exceed more that one year from the Acquisition date.

Right of Use Asset and Liability

The right of use asset and liability were determined by taking the present value of the future minimum lease payments associated with the acquired stores. The Company utilized discount rates for the leases similar to the rates used to present value its other leases. The difference between the asset and the liability noted above is attributable to favorable lease rates in the acquired store leases.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company believes that the primary factors supporting the amount of goodwill is the workforce acquired in the store locations. The amount of goodwill that is amortizable for tax purposes is $4,134.

Results of Operations

The results of operations of the Acquired stores were included in the Company’s results of operations beginning on October 11, 2019. From October 11, 2019 through November 2, 2019 the acquired stores generated net sales of $3,759 which had an immaterial impact on net income.

Pro Forma Results

The following pro forma results are based on the individual historical results of the acquired stores with adjustments to give effect to the combined operations as if the acquisition had been consummated at the beginning of fiscal year 2018. The pro forma results are intended for informational purposes only and do not purport to represent what the combined results of operations would actually have been had the acquisition in fact occurred at the beginning of the earliest period presented. The pro forma information includes the following adjustments (i) depreciation based on the fair value of acquired property, plant, and equipment; (ii) cost of goods sold based on the step-up in fair value of the acquired inventory; (iii) interest expense incurred in connection with the borrowings on the revolving line of credit used to finance the acquisition; and (iv) elimination of acquisition expenses.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Net sales	$282,734	242,482	668,517	659,376
Net income	$10,630	13,120	10,669	15,161

Earnings per share:
Basic	$0.25	0.31	0.25	0.35
Diluted	$0.24	0.30	0.25	0.35

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

Overview

We are an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and every enthusiast in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 103 stores in 27 states, totaling approximately 4.1 million gross square feet. During fiscal year 2019 to date, we have opened three and acquired eight new stores.

Individual stores and our website www.sportsmans.com are aggregated into one operating and reportable segment.

Recent Developments

On October 11, 2019, we acquired the cash, inventory, furniture, fixtures, and equipment, and certain other assets for eight Field & Stream stores operated by DICK’S Sporting Goods, Inc. (“DICK’S”) for an aggregate purchase price of approximately $28.0 million, subject to certain post-closing adjustments, pursuant to an asset purchase agreement dated September 28, 2019.  We borrowed $19.8 million under our revolving credit facility to fund the portion of the purchase price due at closing. The remaining approximately $9 million of consideration owed to DICK’S in connection with the acquisition is due in January 2020 and we expect to fund it with borrowings under our revolving credit facility. The acquired stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1).  See Note 13 to the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Opening and acquiring new stores is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 5% annually, we may deviate from this target if attractive opportunities are presented to open or acquire stores outside of our target growth rate.

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve months of operations for a new store. The 57 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 stores we acquired in 2013)  have achieved an average four-wall Adjusted EBITDA margin of 11.0% and an average ROIC of 68.3% excluding initial inventory cost (and 22.6% including initial inventory cost) during their first full twelve months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general, and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales will be:

•	increasing our total gross square footage by opening or acquiring new stores;
•	continuing to increase same store sales in our existing markets;
•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
•	increasing the average ticket sale per customer; and
•	expanding our omni-channel capabilities.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	65.3	65.2	66.3	66.1
Gross profit	34.7	34.8	33.7	33.9
Selling, general, and administrative expenses	28.2	26.9	30.5	29.4
Income from operations	6.5	7.9	3.2	4.5
Interest expense	0.9	1.2	1.0	1.7
Income (loss) before income taxes	5.6	6.7	2.2	2.8
Income tax expense (benefit)	1.4	1.1	0.5	0.6
Net income	4.2%	5.6%	1.7%	2.2%
Adjusted EBITDA	9.6%	10.1%	6.3%	7.7%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 2,	November 3,	November 2,	November 3,
Department	Product Offerings	2019	2018	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.9%	14.5%	15.5%	15.6%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.3%	9.8%	8.7%	8.2%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	8.6%	12.6%	12.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	7.8%	7.4%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.5%	48.7%	47.4%	47.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	9.9%	10.6%	8.4%	8.7%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended November 2, 2019 Compared to Thirteen Weeks Ended November 3, 2018

Net Sales. Net sales increased by $19.4 million, or 8.7%, to $242.5 million during the 13 weeks ended November 2, 2019 compared to $223.1 million in the corresponding period of fiscal year 2018. Net sales increased primarily due to the opening and acquisition of new  stores since November 3, 2018 and an increase in same store sales during the period. Stores that were opened in fiscal year 2019 and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $9.3 million to net sales. Same store sales also increased by 4.8% for the 13 weeks ended November 2, 2019 compared to the comparable 13 week period of fiscal year 2018, driven by increases across all categories.

Our hunting, clothing, camping, fishing, footwear and optics, electronics, and accessories departments saw increases of $9.0 million, $3.2 million, $3.0 million, $2.5 million, $1.0 million and $0.9 million, respectively,  in the third quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal 2018. Within hunting, our firearm and ammunition categories saw increases of $3.2 million and $2.5 million, respectively,  in the third quarter of fiscal year 2019 compared to the comparable 13-week period of fiscal year 2018.

With respect to same store sales, during the 13 weeks ended November 2, 2019, our fishing, clothing, camping, hunting, footwear, and optics, electronics, and accessories departments had increases of 9.0%, 8.3%, 6.8%, 4.0%, 2.2% and 2.0%, respectively, compared to the comparable 13-week period of fiscal year 2018. As of November 2, 2019, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $84.2 million during the 13 weeks ended November 2, 2019 compared to $77.6 million for the corresponding period of fiscal year 2018. As a percentage of net sales, gross profit remained flat at  34.7% for the 13 weeks ended November 2, 2019, compared to 34.8% for the corresponding period of fiscal year 2018.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $8.3 million, or 13.8%, to $68.3 million during the 13 weeks ended November 2, 2019 from $60.0 million for the comparable 13-week period of fiscal year 2018. As a percentage of net sales, selling, general, and administrative expenses increased to 28.2% of net sales in the third quarter of fiscal year 2019, compared to 26.9% of net sales in the third quarter of fiscal year 2018. We incurred additional payroll, other, pre-opening, rent, acquisition costs and depreciation expenses of $4.0 million, $1.6 million, $1.2 million, $0.7 million, $0.4 million and  $0.4 million, respectively, primarily related to the opening of new and acquired stores since November 3, 2018. Additionally, with respect to the increase in payroll, we have experienced minimum wage increases in 51 of our current stores.

Interest Expense. Interest expense decreased by $0.5 million, or 20.5%, to $2.1 million during the 13 weeks ended November 2, 2019 from $2.6 million for the comparable 13-week period of fiscal year 2018.  Interest expense decreased primarily as a result of the paydown of debt during the quarter when compared to the corresponding period of fiscal year 2018.

Income Taxes. We recognized income tax expense of $3.3 million and $2.5 million during the 13 weeks ended November 2, 2019 and November 3, 2018, respectively. Our effective tax rate for the 13 weeks ended November 2, 2019 and May 5, 2018 was 23.9% and 16.7%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended November 2, 2019 Compared to Thirty-Nine Weeks Ended November 3, 2018

Net Sales. Net sales increased by $21.8 million, or 3.6%, to $628.2 million during the 39 weeks ended November 2, 2019 compared to $606.4 million in the corresponding period of fiscal year 2018. Net sales increased primarily due to the opening of new and acquired stores since February 4, 2018. Stores that were opened in fiscal year 2019, and that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $20.1 million to net sales.  Same stores sales for the period increased 0.6% compared to the comparable 39 week period of fiscal year 2018.

Our hunting, fishing, clothing, footwear, camping, and optics, electronics, and accessories departments saw increases of $6.9 million, $5.1 million,  $4.8 million, $2.4 million, $2.3 million and $1.2 million, respectively, in the 39-week period of fiscal year 2019 compared to the comparable 39-week period of fiscal 2018. Within hunting, our ammunition category saw an increase of $2.1 million, while our firearm category saw a decrease of $0.2 million, respectively,  in the 39-week period of fiscal year 2019 compared to the comparable 39-week period of fiscal year 2018.

With respect to same store sales, during the 39 weeks ended November 2, 2019, our clothing, fishing,  footwear, camping and optics, electronics, and accessories  departments had increases of 5.6%, 3.6%, 2.9%, 0.4% and 0.4%, respectively while the hunting department had  a decrease of 0.9% compared to the comparable 39-week period of fiscal year 2018. As of November 2, 2019, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $211.6 million during the 39 weeks ended November 2, 2019 compared to $205.4 million for the corresponding period of fiscal year 2018. As a percentage of net sales, gross profit decreased to 33.7% for the 39 weeks ended November 2, 2019, compared to 33.9% for the corresponding period of fiscal year 2018. Gross profit as a percentage of sales was negatively impacted by a sales mix change to lower margin categories compared to the prior year period and promotional activity during the period.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $13.0 million, or 7.3%, to $191.3 million during the 39 weeks ended November 2, 2019 from $178.4 million for the comparable 39-week period of fiscal year 2018. As a percentage of net sales, selling, general, and administrative expenses increased to 30.5% of net sales in the 39-weeks of fiscal year 2019, compared to 29.4% of net sales in the 39-weeks of fiscal year 2018. We incurred additional payroll, rent, other, pre-opening, depreciation, and acquisition expenses of $5.1 million, $3.3 million, $3.0 million, $0.7 million, $0.5 million, and $0.4 million, respectively, primarily related to the opening of new and acquired stores since February 3, 2019. Additionally, with respect to the increase in payroll, we have experienced minimum wage increases in 51 of our current stores.

Interest Expense. Interest expense decreased by $4.0 million, or 37.8%, to $6.5 million during the 39 weeks ended November 2, 2019 from $10.5 million for the comparable 39-week period of fiscal year 2018.  Interest expense decreased primarily as a result of the entry into our amended credit facility in May 2018 that lowered the interest rate on our new term loan compared to our prior term loan, and also shifted a significant portion of the balance on the prior term loan to our revolving credit facility which bears interest at a lower rate.

Income Taxes. We recognized income tax expense of $3.2 million and $3.4 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. Our effective tax rate for the 39 weeks ended November 2, 2019 and November 3, 2018 was 23.3% and 20.6%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

For the 39 weeks ended November 2, 2019, we incurred approximately $32.2 million in capital expenditures, net of $9.5 million of cash paid for inventory purchased in conjunction with our acquisition, primarily related to the opening of three new stores during the period, the acquisition of the eight stores we acquired in October 2019, and the development and relocation of our new corporate headquarters. We expect total net capital expenditures between $22.0 million and $25.0 million for fiscal year 2019. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 2	November 3
	2019	2018
	(in thousands)
Cash flows provided by (used in) operating activities	$57,847	$(14,421)
Cash flows used in investing activities	(41,677)	(13,499)
Cash flows (used in) provided by financing activities	(15,980)	28,043
Cash at end of period	1,737	1,892

Net cash provided by operating activities was $57.9 million for the 39 weeks ended November 2, 2019, compared to cash used in operating activities of $14.4 million for the corresponding period of fiscal year 2018, a change of approximately $72.3 million. The change in our cash flows from operating activities is primarily a result of decreased purchases of inventory as we continue to manage our in-store inventory more efficiently, and an increase in accounts payable.

Net cash used in investing activities was $41.7 million for the 39 weeks ended November 2, 2019 compared to $13.5 million for the corresponding period of fiscal year 2018. The change in our cash flows from investing activities is primarily a result of the capital expenditures and the purchase of inventory relating to the acquisition of the eight stores from DICK’S in October 2019 and capital expenditures relating to our new corporate headquarters.

Net cash used in financing activities was $16.0 million for the 39 weeks ended November 2, 2019, compared to net cash provided by financing activities of $28.0 million for the corresponding period of fiscal year 2018. The decrease in net cash provided by financing activities when compared to fiscal year 2018 was primarily due to reduced borrowings under our revolving credit facility due to less inventory purchases during the thirty-nine weeks ended November 2, 2019 compared to the corresponding period of the prior year and an increase in accounts payable, which are all funded through our revolving credit facility. The reduced borrowings were partially offset by the borrowing of $19.1 million under our revolving credit facility to fund a portion of the purchase price of the eight stores acquired from DICK’S in October 2019.

Our outstanding debt consists of our $250.0 million  revolving credit facility and our $40.0 million term loan. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility and term loan are goverened by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of November 2, 2019, we had $141.6 million outstanding under the revolving credit facility, with $78.7 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount of $30.0 million.

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

Our credit agreement contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. our revolving credit facility also requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base.  Our credit agreement contains customary events of default. As of November 2, 2019, we were in compliance with all covenants under our credit agreement.

Critical Accounting Policies and Estimates

Our financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). In connection with the preparation of the financial statements, we are required to make assumptions, make estimates and apply judgment that affect the reported amounts of assets, liabilities, revenue, expenses and the related disclosures. We base our assumptions, estimates and judgments on historical experience, current trends and other factors that we believe to be relevant at the time the condensed consolidated financial statements are prepared. On a regular basis, we review the accounting policies, assumptions, estimates and judgments to ensure that our financial statements are presented fairly and in accordance with GAAP. However, because future events and their effects cannot be determined with certainty, actual results could differ from our assumptions and estimates, and such differences could be material.

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on March 29, 2019 (“Fiscal 2018 Form 10-K”) except for the implementation of certain estimates for lease accounting under Accounting Standard Codification Topic 842, Leases as disclosed below.

We adopted Accounting Standards Codification (“ASC”) 842, Leases, as of February 3, 2019, coinciding with the standard’s effective date.

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

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. As previously disclosed, we borrowed $19.1 million under our revolving credit facility to fund the portion of the purchase price due at closing for the eight stores acquired from DICK’S in October 2019. The remaining approximately $9 million of consideration owed to DICK’S in connection with the acquisition is due in January 2020. As of November 2, 2019, we had $141.6 million outstanding under our revolving credit facility, with $78.7 million available for borrowing and $1.7 million in stand-by commercial letters of credit. All other changes to our contractual obligations during the 13 weeks ended November 2, 2019 were completed in the normal course of business and are not considered material

Non-GAAP Measures

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	November 3,	November 2,	November 3,
	2019	2018	2019	2018
	(dollars in thousands)
Net income	$10,493	$12,398	$10,532	$13,121
Interest expense	2,094	2,633	6,552	10,524
Income tax expense	3,287	2,480	3,195	3,406
Depreciation and amortization	4,832	4,438	14,090	13,600
Stock-based compensation expense (1)	619	366	1,567	1,348
Pre-opening expenses (2)	1,482	320	2,483	1,832
Executive transition costs (3)	—	—	623	—
Acquisition costs (4)	387	—	387	—
CEO retirement (5)	—	—	—	2,647
Adjusted EBITDA	$23,194	$22,635	$39,429	$46,478

Adjusted EBITDA margin	9.6%	10.1%	6.3%	7.7%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(4)	Expenses incurred relating to the acquisition of eight Field & Stream stores. See Note 13 to the Notes to the Condensed Consolidated Financial Statements for additional information.
(5)	Payroll and stock compensation expenses incurred in conjunction with the retirement of our former CEO.

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

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At November 2, 2019, the weighted average interest rate on our borrowings under our revolving credit facility was 3.56%. Based on a sensitivity analysis at November 2, 2019, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.3 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of November 2, 2019 to ensure that information required to be disclosed in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended November 2, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 6, 2019	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 6, 2019	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)