Form 10-K
period 2020-02-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2020-04-09
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number 001-36401

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

(Exact name of Registrant as specified in its Charter)

Delaware	39-1975614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 West 9000 South Suite A West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 566-6681

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SPWH	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☒
			
Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

As of August 2, 2019, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on such date, was $169,032,443.  Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of April 9, 2020 was 43,298,934.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2020 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2019 fiscal year, are incorporated by reference into Part III of this Report.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•	the COVID-19 pandemic and measures intended to reduce its spread;
•	our ability to integrate the eight stores we recently acquired from Dick’s Sporting Goods;
•	our retail-based business model which is impacted by general economic and market conditions and economic, market and financial uncertainties that may cause a decline in consumer spending;
•

current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may impact the supply and demand for our products and our ability to conduct our business;

•	our concentration of stores in the Western United States which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
•	the highly fragmented and competitive nature of our industry in which we may face increased competition;
•	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
•	entrance into new markets or operations in existing markets, which may not be successful; and
•	remediation of identified material weaknesses in our internal controls.

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

Potential investors and other readers are urged to consider these factors carefully in evaluating the forward-looking statements and are cautioned not to place undue reliance on any forward-looking statements we make. These forward-looking statements speak only as of the date of this 10-K and are not guarantees of future performance or developments and involve known and unknown risks, uncertainties and other factors that in many cases are beyond our control. Except as required by law, we undertake no obligation to update or revise any forward-looking statements publicly, whether as a result of new information, future developments or otherwise.

PART I

Item 1. Business.

Overview

Sportsman’s Warehouse is an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant, and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories. We strive to accomplish this goal by tailoring our broad and deep merchandise assortment to meet local conditions and demand, offering everyday low prices, providing friendly support from our knowledgeable and highly trained staff, and offering a top-tier e-commerce experience, extensive in-store events and educational programming. These core strategies help position Sportsman’s Warehouse as the “local outdoor experts” and the preferred place to not only shop, but to also share outdoor-based experiences in the communities we serve. As a result, we are growing our loyal customer base in existing markets, expanding our footprint into new markets, and increasing our omni-channel presence in both new and existing markets, which we believe will further drive our growth and profitability.

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 103 stores across 27 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 65,000 gross square feet, with an average size of approximately 40,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. We also have the largest offering of firearms available online for in-store purchase and buy-online-pickup-in-store when compared to the offerings of our major competitors. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

Our Competitive Strengths

We believe the following competitive strengths allow us to capitalize on the growth opportunity within the outdoor activities and sporting goods market:

Differentiated Shopping Experience for the Seasoned Outdoor Veteran, the First-Time Participant and Everyone in Between. We place great emphasis on creating an inviting and engaging store experience for customers of all experience levels. For the seasoned outdoor veteran, we offer a one-stop, convenient store layout that promotes “easy-in, easy-out” access to replenish supplies, learn about local conditions and test products. We also serve first-time participants and casual users who are interested in enjoying the outdoors but enter our store without a clear sense for the equipment needed for their chosen activity. Our highly trained employees, who often are local outdoor enthusiasts and users of the products we sell, engage and interact with our customers in order to educate them and equip them with the right gear. Our sales associates draw upon formal vendor sales training as well as first-hand experiences from using our products in local conditions. This selling approach allows us to offer a broad range of products and to deliver a shopping experience centered on the customer’s needs, which we believe results in increased customer loyalty, repeat visits and frequent referrals to other potential customers.

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store offerings and features, including access to hunting and fishing licenses, local fishing reports, Sportsman’s News (our proprietary in-store newspaper), the Braggin’ Board (where customers can post photos of their outdoor adventures), indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we host a variety of in-store programs (such as ladies’ night), contests (such as Bucks & Bulls, a free-to-enter big-game trophy contest) and a wide range of instructional seminars (such as turkey frying and firearm operation and safety). These programs are all designed to help our customers connect with the outdoors and build the skills necessary to maximize enjoyment of their chosen activities.

As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which drives traffic and fosters customer loyalty.

Our in-store experience is further complimented by our top-tier e-commerce experience available on our website, sportsmans.com. We also offer the ability for our customers to buy our product on-line and pick up their order in any of our stores.

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

•

Locally Relevant Merchandise: We carry over 46,000 SKUs on average in a single store, out of Sportsman’s total of approximately 138,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.

•

Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday low prices. Approximately 37% of our unit sales and 19% of our dollar sales during fiscal year 2019 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our broad array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value.

•

Strong Vendor Relationships: We believe our vendors find our brand-centric, high-service store concept to be unique among national specialty outdoor retailers. Our attractive store locations, consistent presentation of merchandise and thorough product training present a compelling opportunity for our vendors to offer their brands to local markets. As a result, we believe we are able to negotiate favorable terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through everyday low prices, enhanced access to certain products that are limited in production and special make-up products sold exclusively at Sportsman’s Warehouse

Flexible and Adaptable Real Estate Strategy. We believe that our store model, combined with our rigorous site selection process, is a competitive advantage that enables us to better address the needs of markets of varying sizes and geographies. Our stores vary in size from approximately 7,500 to 65,000 gross square feet. We have had success with leasing existing sites, constructing new build-to-suit sites and purchasing existing stores and converting them to the Sportsman’s brand. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

We maintain a disciplined approach to new store development and perform comprehensive market research before selecting a new site, including partnering with specialized, third-party local real estate firms. We select sites based on criteria such as local demographics, traffic patterns, density of hunting and fishing license holders in the area, abundance of hunting and fishing game and outdoor recreation activities, store visibility and accessibility, purchase data from our existing customer database and availability of attractive lease terms. We have established productive relationships with well-regarded commercial real estate firms and believe that we are a sought-after tenant, given the strength of the Sportsman’s Warehouse brand, the high volume of customers that visit our stores and our strong financial performance since becoming a public company. As a result, we continue to have access to desirable retail sites on attractive terms.

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2019, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 11.0%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 59% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of February 1, 2020, we operated 103 stores across 27 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets as well as expanding into new geographies.

                                                                                                  Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of nearly 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 300 store managers and corporate employees, who on average have worked at Sportsman’s for over seven years

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including the following:

Growing Our Omni-Channel Presence and Increasing Our Same Store Sales Growth.  We are committed to growing our omni-channel presence and increasing same store sales through a number of ongoing and new initiatives, including (i) improving the user experience on our website through continuous category optimization and personalization and product recommendations for online shopping, (ii) expanding our product assortment online (with the assistance of our vendor partners through drop ship and our Federal Firearms License (“FFL”) dealer partners), refining our buy online, pick-up in store capabilities, expanding our clothing offerings and private label program (such as our proprietary Rustic Ridge™ and Killik™ clothing lines) and (ii) expanding our online content and expertise through live Q&A and customer reviews and providing exclusive online content, including news, buyer’s guide, how to’s and wild game recipes. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value

Continuing to Enhance Our Operating Margins. We believe that our expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM clothing lines, and continuing marketing initiatives in our higher-margin clothing and footwear departments. However, the gross profit margin gains will likely be partially offset by a negative impact from product mix. Specifically, firearms and ammunition are lower gross profit margin products as compared to other categories in our stores.

Growing the Sportsman’s Warehouse Brand. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. Our marketing and promotional strategy includes coordinated print, digital and social media platforms. In-store, we offer a wide range of outdoor-themed activities and seminars, from turkey frying to firearm operation and safety. In addition, we sponsor community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers. Finally, we are committed to local- and local chapters of national and regional wildlife federations and other outdoor-focused organizations, such as Ducks Unlimited and the Rocky Mountain Elk Foundation. Many of our store managers and employees serve in senior positions in these organizations, which further strengthens our place as leaders in the local outdoor community. We believe all of these programs promote our mission of engaging with our customers and serving outdoor enthusiasts.

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening and acquiring successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of nine stores per year, including the eight stores we acquired from Dick’s Sporting Goods in fiscal 2019. We currently plan to open seven to nine new stores in fiscal year 2020. Our target is to grow our square footage at a rate of 4% to 6% percent annually. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 110 or more stores without significant additional capital investment.

Our Stores

We operate 103 stores across 27 states as of February 1, 2020. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 40,000 gross square feet.

The following table lists the location by state of our 103 stores open as of February 1, 2020:

	Number of Stores		Number of Stores
Washington	12	North Carolina	3
California	11	New York	2
Utah	9	South Carolina	2
Oregon	8	Tennessee	2
Arizona	8	Michigan	2
Colorado	6	Minnesota	1
Idaho	6	Indiana	1
Alaska	5	Iowa	1
Wyoming	5	Kentucky	1
Nevada	4	Louisiana	1
Pennsylvania	3	Mississippi	1
New Mexico	3	North Dakota	1
Montana	3	Virginia	1
		West Virginia	1

Store Design and Layout

We present our broad and deep array of products in a convenient and engaging atmosphere to meet the everyday needs of all outdoor enthusiasts, from the seasoned veteran to the first-time participant. We maintain a consistent floor layout across our store base that we believe promotes an “easy-in, easy-out” shopping experience. All of our stores feature wide aisles, high ceilings, visible signage and central checkouts with multiple registers. Sportsman’s Warehouse stores, true to their name, are designed in a “no frills” warehouse format that welcomes customers directly from or on the way to an outdoor activity. All of our stores also feature “store-within-a-store” concepts for certain popular brand partners, such as Yeti, Carhartt, Columbia Sportswear and Under Armour, through which we dedicate a portion of our floor space to these brands to help increase visibility and drive additional sales. The diagram below demonstrates our typical store layout.

Our stores include locally relevant features such as a large fishing board at the entrance that displays current fishing conditions in local lakes and rivers with coordinating gear in end-cap displays in the fishing aisles. We actively engage our customers through in-store features (such as the “Braggin’ Board”), various contests (such as Bucks & Bulls and Fish Alaska), and customer-owned taxidermy displays on the walls. We also host in-store programs (such as ladies’ night) and a wide range of instructional seminars (such as Dutch oven cooking and choosing the right binocular). Annually, we organize approximately 3,000 programs across our stores for the benefit of our customers. We believe these programs help us to connect with the communities in which we operate and encourage new participants to build the skills necessary to become outdoor enthusiasts and loyal customers.

The retail stores and the distribution center have loss prevention employees who monitor an average of 60 cameras at each store and 200 cameras at the distribution center. These cameras are connected to digital video recorders (“DVRs”) that record at least 30 days of video. Cameras are monitored locally during store hours. In addition, all cameras are monitored centrally at our headquarters in our dedicated surveillance room, which has the capacity to monitor over 120 stores. This room is staffed continuously and provides off-hours monitoring and backup for all stores. Digital recorded video can be searched by pixel movement, which can quickly identify any loss prevention issue. Our sophisticated systems are a key factor in our shrink rates of less than 1% and an important component of our comprehensive compliance program.

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

Our store model is designed to be profitable in a variety of real estate venues, including power, neighborhood and lifestyle centers as well as single-unit, stand-alone locations. In small- to medium-sized markets, we generally seek anchor locations within high-traffic, easily accessible shopping centers. In larger metropolitan areas, we generally seek locations in retail areas with major discount retailers (such as Walmart), wholesale retailers (such as Costco), other specialty hardline retailers (such as The Home Depot) or supermarkets. As we continue to expand our store base, we believe that small- to medium-sized markets offer a significant opportunity. In these markets, we believe our store size, which is smaller than many of our national competitors but larger than many independent retailers, enables us to find convenient, easily accessible store locations while still offering the broad and deep selection of merchandise that our customers desire. In addition, our store format and size allow us to open multiple stores within major MSAs, which gives our customers convenient, easy access to our products without having to travel long distances.

Members of our real estate team spend considerable time and utilize sophisticated tools in evaluating prospective sites before bringing a proposal to our Real Estate Committee. Our Real Estate Committee, which is comprised of members of our senior management, including our Chief Executive Officer, Chief Financial Officer, Vice President of Real Estate, and Senior Vice President of Stores, approves all prospective locations before a lease is signed.

We opened or acquired eleven new stores in fiscal year 2019. We currently plan to open an additional seven to nine new stores in fiscal year 2020. Over the long-term our target is to grow our square footage at a rate of 4% to 6% percent annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 7,500 to 65,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. After the first twelve to eighteen month period after opening a new store, we typically target net sales of $8.0 million to $11.0 million, a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period. For the 57 stores opened since 2010 that have been open for a full twelve months (excluding our 10 acquired stores in 2013), we achieved an average four-wall Adjusted EBITDA margin of 11.0% and an average ROIC of 58.3% excluding initial inventory cost (and 22.6% including initial inventory cost) during the first twelve months of operations. In addition, we achieved an average pre-tax payback period of less than one year excluding initial inventory cost and expect to achieve an average pre-tax payback period of approximately 2.5 years including initial inventory cost.

Omni-Channel Strategy

We believe our website is an extension of our brand and our retail stores. Our website, www.sportsmans.com, serves as both a sales channel and a platform for marketing and product education, which allows us to engage more fully with the outdoor community across all of our localities. In 2018, we redeveloped our website to improve functionality and user experience. Our website features a similar merchandise assortment as offered in our stores plus certain products found exclusively online. Regulatory restrictions create certain structural barriers to the online sale of a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder. As a result, this portion of our business is currently more protected from online-only retailers, such as Amazon.

We also provide our online customers with convenient omni-channel services. To ensure that our customers have access to our entire assortment of products available on the e-commerce website, our retail stores feature kiosks that allow customers to place orders for items that are available only on our website, out of stock or not regularly stocked. We view our kiosk offering as an important complement to our larger format stores, as well as a key differentiator and extension of our smaller format stores. Our in-store pickup offering allows customers to order products through our e-commerce website and pick up the products in our retail stores without incurring shipping costs. We believe our ship-to-store is a valuable service offering to customers, as well as a means to generate additional foot traffic to our retail stores. Recently, we have introduced the ability for us to ship-from-store to fulfill customer orders. This feature has allowed us to turn a number of our stores into distribution centers, decreasing the time it takes to fulfill orders, and increasing our ability to leverage our inventory across the Company.

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guide, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2019, our website received more than 39.6 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

Our Products and Services

Merchandise Strategy

We offer a broad range of products at a variety of price points and carry a deep selection of branded merchandise from well-known manufacturers, such as Browning, Carhartt, Yeti, Coleman, Columbia Sportswear, Federal Premium Ammunition, Honda, Johnson Outdoors, Remington, Shakespeare, Shimano, Smith & Wesson and Under Armour. To reinforce our convenient shopping experience, we offer our products at everyday low prices. We believe our competitive pricing strategy supports our strong value proposition, instills price confidence in both our customers and our sales associates, and is a critical element of our competitive position.

We believe we offer a wider selection of hard goods than many of our key competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2019, sales of consumable goods accounted for approximately 37.0% of our unit sales and 19.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Howa, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories.  We believe the clothing, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we previously introduced our proprietary Rustic RidgeTM and KillikTM clothing lines. During fiscal year 2019, private label offerings accounted for approximately 3.4% of our total sales with special make-up offerings accounting for an additional 1.6% of our total sales. This combined total of 5.0% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

In addition to outfitting our customers with the correct gear, we provide our customers with value-added, technical support services, such as gunsmithing and firearm service plans. Our stores offer full-service archery technician services, fishing-reel line winding, gun bore sighting and scope mounting, and cleaning services. We also help participants enjoy the outdoors responsibly by issuing hunting and fishing licenses. We believe the support services provided by our highly trained staff technicians differentiate us from our competitors, increase customer loyalty and drive repeat traffic to our stores.

Products

Our stores are organized into six departments. The table below summarizes the key product lines by department:

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

Each department has buying and planning teams that are responsible for monitoring product availability from vendors and sales volume within the department and across all stores. We actively monitor the profitability of each product category within each department and adjust our assortment and floor space accordingly. This flexibility enables us to provide customers with more preferred product choices and to enhance the profit potential of each store.

Hunting and shooting have historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise but often have lower margins. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Clothing sales have grown as we have introduced new brands and styles, including increasing selections for women and children. We view clothing sales as an important opportunity, given its high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal Year Ended
		February 1,	February 2,	February 3,
Department	Product Offerings	2020	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.4%	14.2%	15.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.9%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1%	10.6%	10.7%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	7.3%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.1%	48.3%	48.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	8.6%	10.7%	8.8%
Total		100.0%	100.0%	100.0%

Camping.  Camping represented approximately 14.4% of our net sales during fiscal year 2019. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of  products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Camp Chef, Coleman, Honda, Teton Sports and Yeti Coolers.

Clothing. Clothing represented approximately 9.3% of our net sales during fiscal year 2019 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our clothing department, such as Carhartt, Columbia, Sitka, and Under Armour. We also intend to grow our private label clothing lines, including Rustic RidgeTM and KillikTM. Our clothing selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical clothing with an assortment of casual clothing that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Fishing. Fishing represented approximately 11.1% of our net sales during fiscal year 2019 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear. Footwear represented approximately 7.5% of our net sales during fiscal year 2019 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with clothing, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing and Under Armour.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 49.1% of our net sales during fiscal year 2019. Products such as ammunition, firearms cleaning supplies, firearms, firearms safety and storage and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for of the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Remington Arms, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 8.6% of our net sales during fiscal year 2019. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Leica, Nikon, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of February 1, 2020, we had approximately 2.2 million participants in our loyalty program and approximately 50% of our revenue is generated from our loyalty customers.

Customers may obtain a loyalty program card when making a purchase in-store or online. After obtaining a card, the customer must register on our website in order to redeem loyalty rewards. Customers earn one point for each dollar spent, with the exception of certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, the customer is entitled to a $1.00 credit in loyalty rewards, which may be redeemed by logging into our website to request a redemption card for any whole dollar amount (subject to the customer’s available point balance). The redemption card is then mailed to the customer and operates as a gift card to be used for in-store and/or online purchasing. The rewards points expire after 12 months of dormancy.

In addition, we offer our customers the multi-use Explorewards VISA Credit Card and the Explorewards Credit Card issued by Comenity Bank. Comenity Bank extends credit directly to cardholders and provides all servicing for the credit card accounts, funds the rewards and bears all credit and fraud losses. The Explorewards Visa Card allows customers to earn points whenever and wherever they use their card while the Explorewards Credit Card can be used only in Sportsman’s Warehouse stores and at Sportsman.com. Customers may redeem earned points for products and services just as they would redeem loyalty card points.

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2019, we purchased merchandise from approximately 1,500 vendors with no vendor accounting for more than approximately 5% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. The distribution center supports replenishment for all stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use preferred carriers for replenishment to our retail stores. We ship merchandise to our e-commerce customers via courier service. An experienced distribution management team leads a staff of approximately 400 employees at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth. We use the HighJump Warehouse Management System (“WMS”) to manage all activities. The system is highly adaptable and can be easily changed to accommodate new business requirements. For example, our WMS enabled us to support full omni-channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have developed customized radio frequency and voice-directed processes to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain appropriate in-stock levels. This balance allows us to effectively manage inventory and maximize sales in stores.

Marketing and Advertising

We believe, based on internal surveys, that the majority of our customers are male, between the ages of 35 and 65, and have an annual household income between $40,000 and $100,000. We also actively market to women and have expanded our product offerings of women’s and children’s outerwear, clothing and footwear to address rising participation rates in hunting and shooting sports, as well as overall outdoor activity.

Our primary marketing efforts are focused on driving additional consumers to the stores and increasing the frequency and profitability of visits by customers of all types. We employ a two-pronged marketing approach:

•	regional advertising programs; and

•	local grassroots efforts to build brand awareness and customer loyalty.

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, local and national television ads and out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including the Angler’s Channel, Fishful Thinking, Hooked on Utah and Eastman’s Hunting TV. Our total marketing expense for fiscal year 2019 was approximately $14.4 million, excluding co-op reimbursement of $2.9 million.

The second prong of our marketing effort involves fostering grassroots relationships in the local community. Each Sportsman’s Warehouse store employs a variety of outreach tools to build local awareness. One key component to our local marketing strategy is hosting events throughout the year, targeting a variety of end-user customer profiles (such as hunters, campers, anglers and women). In total, our store base hosts or facilitates approximately 3,000 in-store and offsite seminars and events per year, such as ladies’ night, Eastman’s Deer Tour, Waterfowl Weekend, Conservation Days contest and Bucks & Bulls. We are also active in supporting a variety of conservation groups, such as Ducks Unlimited, Rocky Mountain Elk Foundation, Mule Deer Foundation and the National Wild Turkey Federation, both at the corporate level and through store employee local memberships and participation. Company representatives attend more than 600 events annually to provide support for these organizations and to solidify ties between their members and the Sportsman’s brand. Furthermore, we believe that the Sportsman’s News newspaper, offered in-store, provides a unique point of contact with our customers by offering outdoor stories, product reviews, how-to articles and new product introductions. Such grass roots marketing campaigns and local outreach enable us to reduce our initial marketing spend in connection with new store openings. We believe that these initiatives are highly cost-effective tools to create brand awareness and engender a loyal community of local customers, as well as differentiate Sportsman’s from its national competitors.

Hiring, Training and Motivating our Employees

We believe that the recruitment, training and knowledge of our employees and the consistency and quality of the service they deliver are central to our success. We emphasize deep product knowledge for store managers and sales associates during both the hiring and training stages. We hire most of our sales associates for a specific department or product category. All of our managers and sales associates undergo focused sales training, consisting of both sales techniques and specialized product instruction, both immediately upon hiring (approximately 20 hours) and continuing throughout their career (approximately 16 hours annually). In addition, our sales associates receive loss prevention instruction and departmental training upon hiring. For example, in our hunting department, all employees receive an additional nine hours of training on ATF and company policies initially upon hire, with continuing education throughout the year. Our store managers complete two to six months of on-the-job training at another store with a Sportsman’s district manager, as part of which they receive approximately 80 hours of dedicated managerial training and instruction. Our department heads receive extensive online training as well as on-site instruction, totaling approximately 40 hours. As a result of these programs, our employees are highly trained to provide friendly and non-intimidating education, guidance and support to address our customers’ needs.

Our employees are often outdoor enthusiasts, participating in outdoor activities alongside our customers in the local community. Our employees spend a portion of their gross wages in-store, underscoring their passion for both our company and the outdoor lifestyle. We believe our level of employee store patronage and employee expertise are unique among our competitors in this industry and enhances our differentiated shopping experience.

One of our unique assets is a designated training room located at our headquarters. Our training room is used frequently for firm-wide training programs and by vendors to stage training demonstrations for new products. Training room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is particularly interactive, permitting vendor representatives to present a uniform message simultaneously to all employees, while allowing managers and sales staff in individual stores to ask questions and provide real-time feedback on products. This system increases vendors’ product knowledge reach and provides more effective training to our employees. Training room sessions are especially important for technical products, with numerous design features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs. Given its utility as a cost-effective sales tool, our training room is reserved well in advance by vendors. We believe our training program has been a critical factor in increasing conversion and average ticket growth.

Information Technology

Business-critical information technology (“IT”) systems include the following: supply chain, merchandise, point-of-sale (“POS”), WMS, e-commerce, loss prevention and financial and payroll. Our IT infrastructure is robustly designed to be able to access real-time data from any store or channel. The network infrastructure allows us to quickly and cost effectively add new stores to the wide area network (“WAN”). The private WAN is built on a CenturyLink backbone with all of its resources and support. Additionally, we have implemented a redundant wireless WAN on Verizon’s infrastructure. All key systems will continue to run in the event of a power or network outage. All data is backed up daily from one storage array to another storage array.

We have implemented what we believe to be best-in-class software for all of our major business-critical systems. Key operating systems include Oracle Applications for ERP, SAP Commerce for our e-commerce channel, Salesforce’s (formally Tomax’s) Retail.net and JPOS for in-store functionality, and HighJump for WMS. Our physical infrastructure is also built on products from premier vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are scalable to support our growth.

Furthermore, we have incorporated enhanced reporting tools that allow for more comprehensive and granular monitoring of business performance, which has been critical to management’s ability to drive financial results. Management has access to a reporting dashboard that shows key performance indicators (“KPIs”) on a company, store, department and category level. KPIs include multiple variables and are all available on a daily, weekly, monthly and yearly basis. All KPIs are compared to comparable prior year periods. District, store and department managers have access to the data relevant to their area of responsibility. Real-time, up to the second, sales data is available on demand. The system allows for custom-created reports as required.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on 2018 reports by the Bureau of Economic analysis, that U.S. outdoor activities and sporting goods retail sales in our related product categories total over $90 billion. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, clothing and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

Furthermore, we believe that specialty retailers have generated incremental sales volume by expanding their presence, especially in smaller communities, which has increased customers’ access to products that formerly were less available. The nature of the outdoor activities to which we cater requires recurring purchases throughout the year, resulting in high rates of conversion among customers. For example, active anglers typically purchase various fishing tackle throughout the year based on seasons and changing conditions. Hunting with firearms typically is accompanied by recurring purchases of ammunition and cleaning supplies throughout the year and multiple firearm styles for different hunted game.

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

Our principal competitors include the following:

•	independent, local specialty stores, often referred to as “mom & pops”;

•	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses, such as Bass Pro Shops and Cabela’s;

•	large-format sporting goods stores and chains, such as Academy Sports + Outdoors; and

•	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers, such as Amazon, Target and Wal-Mart.

Independent, Local Specialty Stores. These stores generally range in size from approximately 2,000 to 10,000 square feet, and typically focus on one or two specific product categories, such as hunting, fishing or camping, and usually lack a broad selection of product.

Other Specialty Retailers. Some of the other specialty retailers that compete with us across a significant portion of our merchandising categories are large-format retailers that generally range in size from 40,000 to 250,000 square feet. These retailers seek to offer a broad selection of merchandise focused on hunting, fishing, camping and other outdoor product categories. Some of these stores combine the characteristics of an outdoor retailer with outdoor entertainment and theme attractions. We believe that the number of these stores that can be supported in any single market area is limited because of their large size and significant per-store buildout cost.

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

Mass Merchandisers, Warehouse Clubs, Discount Stores, Department Stores and Online Retailers.  With respect to retailers in this category with physical locations, these stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites or regional malls. Hunting, fishing and camping merchandise and clothing represent a small portion of the stores’ assortment and their total sales. We believe that less than 10% of our product offering and less than five percent of our hunting and shooting product offering overlap with these stores.

Over the past decade, specialty retailers, like Sportsman’s, have gained market share of equipment sales at the expense of mass merchants, discount stores and small independent retailers. We believe the small independent retailers (or “mom & pop” shops)  comprise approximately 65% of the market for outdoor specialty retail products. In addition, while there are over 60,000 Type 01 Federal Firearms Licenses, or FFLs, in the United States today, only 4,000 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 95% of the market is fragmented among mom & pop shops. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more balanced throughout the year than many retailers, historically, our sales are moderately higher in the third and fourth fiscal quarters than in the other quarterly periods. On average, over the last three fiscal years, we have generated approximately 27.0% and 29.0% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

Regulation and Compliance

Regulation and Legislation

We operate in a highly regulated industry. There are a number of federal, state and local laws and regulations that affect our business. In every state in which we operate, we must obtain various licenses and/or permits in order to operate our business.

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). Each store has an FFL permitting the sale of firearms, and our distribution center has obtained an FFL to store and distribute firearms. Certain states require a state license to sell firearms and we have obtained these licenses for the states in which we operate that have such a requirement.

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and Internal Revenue Code provisions applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require our business to, among other things, maintain Federal Firearms Licenses for our locations and perform a pre-transfer background check in connection with all firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System(“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for 20 years for each approved transfer and five years for each denied or delayed transaction.

The federal categories of prohibited purchasers are the prevailing minimum for all states. States (and, in some cases, local governments) on occasion enact laws that further restrict permissible purchases of firearms. We are also subject to numerous other federal, state and local laws and regulations regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations and regulations pertaining to the shipment and transportation of firearms.

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994 (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. Various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Maryland, New Jersey, New York and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases; California and the District of Columbia have requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; Washington recently passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

The Protection of Lawful Commerce in Arms Act (“PLCAA”), which became effective in October 2005, prohibits civil liability actions from being brought or continued in any federal or state court against federally licensed manufacturers, distributors, dealers or importers of firearms or ammunition for damages, punitive damages, injunctive or declaratory relief, abatement, restitution, fines, penalties or other relief resulting from the criminal or unlawful misuse of a qualified product by third parties. The legislation does not preclude traditional product liability actions.

We are also subject to a variety of federal, state and local laws and regulations relating to, among other things, protection of the environment, human health and safety, advertising, pricing, weights and measures, product safety and other matters. Some of these laws affect or restrict the manner in which we can sell certain items, such as handguns, smokeless powder, black powder substitutes, ammunition, pepper spray, bows, knives and other products. State and local laws and regulations governing hunting, fishing, boating, all-terrain vehicles and other outdoor activities and equipment can also affect our business. We believe that we are in substantial compliance with the terms of such laws and that we have no liabilities under such laws that we expect could have a material adverse effect on our business, results of operations or financial condition.

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

Our e-commerce business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the Federal Trade Commission (the “FTC”), which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

Compliance

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal and local regulations. While we view such inspections as a starting point, we employ more thorough internal compliance inspections to help ensure we are in compliance with all applicable laws. With the IT infrastructure systems we have in place, certain components of inspections can be done remotely.

We dedicate significant resources to ensure compliance with applicable federal, state and local regulations. Since we began operations in 1986, we have never had a license revoked.

We are also subject to a variety of state laws and regulations relating to, among other things, advertising and product restrictions. Some of these laws prohibit or limit the sale, in certain states and locations, of certain items, such as black powder firearms, ammunition, bows, knives and similar products. Our compliance department administers various restriction codes and other software tools to prevent the sale of such jurisdictionally-restricted items.

We have particular expertise in the California market and have passed several California Department of Justice (“CA DOJ”) firearm audits with zero or only minor violations. The CA DOJ communicates with us for policy discussion, recognizing the strength of our compliance infrastructure.

.

Employees

As of February 1, 2020, we had approximately 5,400 total employees. Of our total employees, approximately 240 were based at our corporate headquarters in West Jordan, Utah, approximately 340 employees were located at our distribution center and approximately 4,820 were store employees. We had approximately 2,350 full-time employees and approximately 3,050 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages. We believe our positive relationship with our employees is one of the keys to success.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act, are available on our web site at www.sportsmans.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. In addition, the SEC maintains a web site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Risks Related to Our Business

The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have impacted our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. As the pandemic continues to grow, consumer fear about becoming ill with the virus and recommendations and/or mandates from federal, state and local authorities to avoid large gatherings of people or self-quarantine have increased. Beginning in March 2020, we reduced store hours to allow sufficient time to restock our shelves and perform additional cleaning, and we also have limited the number of customers in our stores at any one time. As of the date of this Form 10-K, 3 of our 106 stores have been closed and 8 of our 106 stores have significant restrictions as a result of local and state regulations. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

These closures and limited hours of operations have resulted in reduced store traffic for us.  In addition, we currently believe we are an “essential” business under relevant federal, state and local mandates. If the classification of what is an “essential” business changes or other government regulations are adopted, we may be required to close more, if not all, of our stores, which would significantly and adversely impact our sales and profits. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

COVID-19 has also impacted our supply chain for products we sell, particularly those products that are sourced from China, which primarily relate to camping and fishing products. We could also see significant disruptions to our supply chain in the U.S. as well as significant deterioration in macroeconomic factors that typically affect us, such as consumer spending. To the extent one or more of our vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain adequate inventory in our stores and maintain delivery schedules.

The impact of the COVID-19 outbreak on our operations may also result in a strain on our liquidity.  As of April 9, 2020 we had approximately  $12.1 million in cash and approximately  $84 million of available borrowing capacity under our revolving credit facility.  If we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, we may need additional liquidity to maintain our operations depending on how long these events impact to our operations.

In addition, the pandemic may materially adversely affect our ability to implement our growth plans, including delays in opening or acquiring new stores. For instance, in March 2020 we entered into an asset purchase agreement related to one Field & Stream store and, as of the date of this Form 10-K, closing of this acquisition has been delayed due to the COVID-19 pandemic.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future. Furthermore, the financial condition of our customers and vendors may be adversely impacted, which may result in a decrease in discretionary spending and store traffic with respect to our customers, and an increase in bankruptcies or insolvencies, or a delay in payments, with respect to our vendors. Either of these events may, in turn, have a material adverse impact our business, results of operations and financial condition. In the event of a prolonged material economic downturn, we may not be able to comply with the financial covenents in revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and negatively impact our liquidity position.

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

Our retail-based business model is impacted by general economic and market conditions, and ongoing economic, market and financial uncertainties, including uncertainties surrounding the impact of the novel coronavirus, may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, falling home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns and adverse or unseasonal weather conditions. In addition, COVID-19 could cause customers and employees to avoid our stores, which could adversely affect foot traffic to our stores and our stores’ ability to be adequately staffed. Such events could adversely impact our sales and/or cause the temporary closure of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

Our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region.

The majority of our stores are currently located in the Western United States, comprising Alaska, Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. In addition, adverse weather conditions and the impacts of climate change in any concentrated region may temporarily reduce the demand for some of our products and could have a negative effect effect on our sales, earnings or cash flows. For instance, in 2018 we experienced warmer than normal fall weather in the western United States and extensive forest fires in this region, which resulted in a decrease in demand for outdoor clothing, camping products and related gear. If a region with a concentration of our stores were to suffer an economic downturn or other adverse event, our operating results could suffer.

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

•	large-format sporting goods stores and chains, such as Academy Sports + Outdoors; and

•	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers, such as Amazon, Target and Wal-Mart.

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

We intend to continue to expand by opening or acquiring stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. In 2019 alone, we opened our first stores in Indiana, Michigan, New York and Pennsylvania. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open or acquire stores in new markets and operate them profitably, many of which are beyond our control, include:

•	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

•	our ability to obtain financing on favorable terms or negotiate favorable lease agreements;

•	our ability to properly assess the profitability of potential new retail store locations;

•	our ability to successfully rebrand any new stores we acquire and integrate such stores into our existing operations;

•	our ability to secure required governmental permits and approvals;

•	our ability to attract, hire and train skilled store operating personnel, especially management personnel;

•	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

•	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

•	our ability to supply new retail stores with inventory in a timely manner;

•	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

•	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores;

•	regional economic and other factors in the geographies in which we expand; and

•	general economic, political, and business conditions affecting consumer confidence and spending and the overall strength of our business.

Once we decide on a new market and find a suitable location, any delays in opening or acquiring new stores could impact our financial results. It is possible that events, such as delays in the entitlements process or construction delays caused by permitting or licensing issues, material shortages, labor issues, weather delays or other acts of god, discovery of contaminants, accidents, deaths or injunctions, could delay planned new store openings beyond their expected dates or force us to abandon planned openings altogether. In addition, new retail stores typically generate lower operating margins because pre-opening expenses are expensed as they are incurred and because fixed costs, as a percentage of net sales, are higher. Furthermore, the substantial management time and resources which our retail store expansion strategy requires may result in disruption to our existing business operations, which may decrease our profitability.

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

The operation of our business, the rate of our expansion and our ability to respond to changing business and economic conditions depend on the availability of adequate capital, which in turn depends on cash flow generated by our business and, if necessary, the availability of equity or debt capital. We will also need sufficient cash flow to meet our obligations under our existing debt agreements. We paid total cash interest on our credit facilities of $7.9 million,  $13.2 million, and $13.7 million, in fiscal years 2019, 2018, and 2017, respectively, and our term loan requires us to make quarterly principal payments of $2.0 million until the balance on the term loan is $24 million.

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

An increase in market interest rates, including from any impact of the discontinuation of LIBOR, could increase our interest costs on existing and future debt and could adversely affect our stock price.

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

All of our debt outstanding under our credit agreement as of February 2, 2020 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available, our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative base rate on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows. If the rate used to calculate interest on our outstanding variable rate debt under our credit agreement that currently uses LIBOR were to increase by 1.0% either as a result of an increase in LIBOR or the result of the use of the alternative Base Rate, we would expect to incur additional interest expense on such indebtedness as of February 2, 2020 of approximately $1.3 million on an annualized basis.

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

We cannot predict when, or the extent to which, we will experience any delay or disruption in the supply of products from our vendors. Any such delay or disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. In particular, there is currently significant uncertainty relating to the potential effect of the novel coronavirus (COVID-19) outbreak on our business. To the extent one or more of our key vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain adequate inventory in our stores and maintain delivery schedules. In addition, if any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on favorable terms, or at all, which could adversely affect our sales and operating results. For instance, in March 2018, Remington, one of our largest vendors, filed for Chapter 11 relief under the United States Bankruptcy Code. Remington’s bankruptcy may impact our ability to get products to our customers, result in disruptions to our operations, increase our costs and decrease our profitability.

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

In fiscal year 2019, approximately 3.0% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as:

•	increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas;

•	health crises, including the spread of viruses or other pandemics, such as COVID-19;

•	work stoppages;

•	economic uncertainties;

•	adverse foreign government regulations;

•	wars, fears of war and terrorist attacks and organizing activities;

•	adverse fluctuations of foreign currencies;

•	natural disasters; and

•	political unrest.

We cannot predict when, or the extent to which, the countries in which our products are manufactured will experience any of the above events. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

In addition, trade restrictions, including increased tariffs or quotas, embargoes, safeguards and customs restrictions against clothing and other items, as well as U.S. or foreign labor strikes, work stoppages or boycotts could increase the cost or reduce the supply of merchandise available to us or may require us to modify our current business practices, any of which could hurt our profitability. For instance, general trade tensions between the U.S. and China began escalating in 2018, with multiple rounds of U.S. tariffs on Chinese goods taking effect during 2019. Furthermore, China or other countries may institute retaliatory trade measures in response to existing or future tariffs imposed by the U.S. that could have a negative impact on our business. If any of these events continue as described, we may need to seek alternative suppliers or vendors, raise prices, or make changes to our operations, any of which could have a material adverse effect on our sales and profitability, results of operations and financial condition.

Finally, potential changes in federal restrictions on the importation of firearms and ammunition products could affect our ability to acquire certain popular brands of firearms and ammunition products from importers and wholesalers, which could negatively impact our net sales until replacements in the United States can be obtained, if at all.

We rely on information technology in our operations and any material failure, inadequacy or interruption of that technology could disrupt our business and lead to reputational damage.

We rely on information technology networks and systems, including the Internet, to process, transmit and store electronic information, and to manage or support a variety of business processes, including financial transactions and records, maintaining personal identifying information and customer data, managing and maintaining our inventory and internal reports, and shipping products to customers. We also heavily rely on information systems to process financial and accounting information for financial reporting purposes. Any of these information systems could fail or experience a service interruption for a number of reasons, including computer viruses, programming errors, hacking or other unlawful activities, disasters or our failure to properly maintain system redundancy or protect, repair, maintain or upgrade our systems. The failure of our information systems to operate effectively or to integrate with other systems, or a breach in security of these systems, could cause delays in product fulfillment and reduced efficiency of our operations, which could negatively impact our financial results. If we experienced any significant disruption to our financial information systems that we are unable to mitigate, our ability to timely report our financial results could be impacted, which could negatively impact our stock price. We also communicate electronically with our employees and with third parties, such as customers, suppliers, vendors and consumers. A service interruption or shutdown could have a materially adverse impact on our operating activities. Remediation and repair of any failure, problem or breach of our key information systems could require significant capital investments.

Any material disruption or breach of our information technology systems or those of third-party partners could materially damage our customer and business partner relationships and subject us to significant reputational, financial, legal, and operational consequences.

We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. We have taken steps to protect the security of our information systems and the data maintained in those systems. Our safety and security measures have failed in the past, and may fail in the future, to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber-attacks. Security breaches, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks and similar breaches, could create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security breaches has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

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

In addition, privacy laws, rules, and regulations are constantly evolving in the United States. For example, in June 2018, the State of California enacted the California Consumer Privacy Act, or CCPA, which became effective on January 1, 2020, and will create new individual privacy rights for California consumers and place increased privacy and security obligations on entities handling certain personal data. Complying with these evolving obligations is costly, and any failure to comply could give rise to unwanted media attention and other negative publicity, damage our customer and consumer relationships and reputation, and result in lost sales, fines, or lawsuits, and may harm our business and results of operations.

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

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2018 and 2019, 58 and 44 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

We may incur costs from litigation relating to products that we sell, particularly firearms and ammunition, which could adversely affect our net sales and profitability.

We may incur damages due to lawsuits relating to products we sell, including lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. For instance, in July 2019, the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, including us, for wrongful death and negligence. See Note 16 to our Consolidated Financial Statements for additional information. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing net sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

.

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

Our private label brand offerings expose us to various risks.

We expect to continue to grow our exclusive private label brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

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

We set targets and timing to accomplish certain objectives regarding our business. We have included some of these targets in this filing and may make similar future public statements. For example, we state in this filing that:

•	we currently plan to open seven to nine additional new stores in fiscal year 2020 and, for the next several years thereafter, intend to grow our square footage at a rate of 4% to 6% annually; and

•

we target a minimum 10% four-wall Adjusted EBITDA margin and a minimum return on invested capital of 50% excluding initial inventory cost (or 20% including initial inventory cost) in the first twelve months of operation for a new store.

This filing also includes other forecasts and targets. These forecasts and targets are based on our current expectations. We may not achieve these forecasts and targets, and the actual achievement and timing of these events can vary due to a number of factors, including currently unforeseen matters and matters beyond our control. Reliance should not be placed on these forecasts or targets in deciding whether to invest in our common stock.

We identified a material weakness in our internal control related to ineffective information technology general controls which, if not remediated appropriately or timely, could result in loss of investor confidence and adversely impact our stock price.

Internal control over financial reporting related to the operation of technology systems are critical to maintaining adequate internal control over financial reporting. As disclosed in Part II, Item 9A of this Form 10-K, during the fourth quarter of fiscal 2019, management identified a material weakness in internal control related to ineffective information technology general controls in the areas of user access and monitoring over certain information technology systems that support the Company’s financial reporting processes. As a result, management concluded that our internal control over financial reporting was not effective as of February 1, 2020. We are implementing remedial measures and, while there can be no assurance that our efforts will be successful, we currently expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020. These remediation measures will result in additional technology and other expenses. If we are unable to remediate the material weakness, or if we are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could subject us to litigation or investigations requiring management resources and payment of legal and other expenses, negatively affect investor confidence in our financial statements and adversely impact our stock price.

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

Further, our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine.  This exclusive forum provision is intended to apply to claims arising under Delaware state law and would not apply to claims brought pursuant to the Exchange Act or Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. The exclusive forum provision in our certificate of incorporation does not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations. In addition, this exclusive forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and agents, which may discourage such lawsuits against us and our directors, officers, employees and agents.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended February 1, 2020, the closing price of our stock  ranged from a high of $8.64 per share to a low of $3.49 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including:

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

•

changes in general market, economic and political conditions in the United States and global economies or financial markets, including those resulting from natural disasters, health crises or pandemics (including COVID-19), terrorist attacks, acts of war and responses to such events.

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

If securities or industry analysts publish inaccurate or unfavorable research about us or our industry, our stock price and trading volume could decline.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

We do not own any material real property nor do we plan to do so.  Instead, we lease all of our store locations and expect to lease our future store locations. From time to time we will self-develop one of our properties with the intention to enter into a sale-leaseback transaction with a third party. Depending upon where we are in the process of completing the sale-leaseback transaction, we may legally own real property at any particular balance sheet date. Our corporate headquarters is located in an approximately 70,000 square foot building in West Jordan, Utah. The building is leased under an agreement expiring on March 31, 2035.

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2023, with three options that each allow us to extend for an additional five years. We believe that our distribution center is of sufficient scale to support a network of 115 or more stores.

We  currently operate 103 retail stores in 27 states. See above under “Business – Our Stores” for a breakdown of our stores by state. In total we have approximately 4.1 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

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

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the outcome of these matters individually or in the aggregate will have a material adverse effect on our business, results of operations or financial condition. See Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements included in this 10-K.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq under the symbol “SPWH.” As of March 1, 2020, there were 172 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividend Policy

We did not pay any dividends in fiscal year 2019 or fiscal year 2018. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

ITEM 6. SELECTED FINANCIAL DATA.

	Fiscal Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020(1)	2019	2018	2017	2016
	(in thousands, except per share amounts)
Consolidated Statements of Income Data:
Net sales (2) (3)	$886,401	$849,129	$809,671	$779,956	$706,764
Cost of goods sold (2)	589,768	564,199	535,811	516,726	468,234
Gross profit	296,633	284,930	273,860	263,230	238,530
Selling, general and administrative expenses	263,169	240,911	227,292	202,543	179,218
Income from operations	33,464	44,019	46,568	60,687	59,312
Interest expense	7,995	13,206	13,738	13,402	14,156
Income before income taxes	25,469	30,813	32,830	47,285	45,156
Income tax expense	5,254	7,063	15,088	17,616	17,385
Net income	$20,215	$23,750	$17,742	$29,669	$27,771

Earnings per share:
Basic	$ 0.47	$ 0.55	$0.42	$0.70	$0.66
Diluted	$ 0.46	$ 0.55	$0.42	$0.70	$0.66

Weighted average shares outstanding:
Basic shares	43,166	42,878	42,496	42,187	41,966
Diluted shares	43,588	42,979	42,522	42,485	42,334

	Fiscal Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020(4)	2019	2018	2017	2016
	(in thousands, except number of stores and per share amounts)
Consolidated Balance Sheet Data:
Total current assets	$291,638	$293,570	$280,755	$255,924	$232,710
Total assets	616,641	388,897	379,661	346,248	301,328
Long-term debt (including current portion), net of discount	29,717	35,632	133,339	134,704	155,016
Total liabilities	506,373	310,237	329,863	316,247	303,387
Total stockholders’ equity/(deficit)	110,268	78,660	49,798	30,001	(2,059)
Total liabilities and stockholders’ equity	616,641	388,897	379,661	346,248	301,328

Other Data:
Adjusted EBITDA (5)	$59,015	$68,496	$72,799	$82,254	$73,024
Net income margin	2.3%	2.8%	2.2%	3.8%	3.9%
Adjusted EBITDA margin (5)	6.7%	8.1%	9.0%	11.0%	10.0%
Number of stores open at end of period	103	92	87	75	64
Same store sales growth/(decline) for period (6)	(0.9)%	1.5%	(6.5)%	(0.8)%	1.1%

(1)

In October 2019, we closed our acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to eight Field & Stream stores operated by DICK’S Sporting Goods, Inc. (“DICK’S”) for a total purchase price of $28.8 million, which was funded through borrowings under our revolving credit facility. The stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). See Note 3 to the Consolidated Financial Statements included in this report for additional information.

(2)

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

(3)	Fiscal year 2017 contained 53 weeks of operations

(4)

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. We adopted this standard in February 2019 using the modified retrospective approach. Further disclosures regarding the adoption of this standard are provided above under “Leases” in Note 2 and in Note 6 to the Consolidated Financial Statements included in this report.

(5)

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

(6)	Fiscal years 2016 and 2015 do not include sales from e-commerce but would not differ had e-commerce sales been included in the same store sales calculation.

A reconciliation of net income to Adjusted EBITDA is set forth below:

	Fiscal Year Ended
	February 1,	February 2,	February 3,	January 28,	January 30,
	2020	2019	2018	2017	2016
	(in thousands)
Net income	$20,215	$23,750	$17,742	$29,669	$27,771
Plus:
Interest expense	7,995	13,206	13,738	13,402	14,156
Income tax expense	5,254	7,063	15,088	17,616	17,385
Depreciation and amortization	19,321	18,250	17,706	13,974	11,569
Stock-based compensation expense (a)	2,104	1,742	2,294	3,186	2,257
Pre-opening expenses (b)	2,695	1,838	3,971	4,264	3,159
CEO retirement (c)	—	2,647	—	—	—
Executive recruiting expense (d)	770	—	—	—	—
Litigation accrual (reversal) (e)	—	—	—	—	(4,000)
Secondary offering expenses (f)	—	—	—	143	727
Acquisition expenses (g)	662	—	1,744	—	—
Asset write-off (h)	—	—	516	—	—
Adjusted EBITDA	$59,015	$68,496	$72,799	$82,254	$73,024

Adjusted EBITDA Margin	6.7%	8.1%	9.0%	11.0%	10.0%

(a)

Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2013 Performance Incentive Plan, our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.

(b)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(c)	Payroll and stock-based compensation expenses incurred in conjunction with the retirement of our former CEO during the first quarter of fiscal 2018.

(d)	Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.

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

(g)

Acquisition expenses for fiscal year 2019 represent professional fees related to the acquisition of 8 Field & Stream stores in October 2019 and 2 Field & Stream stores in 2020. Acquisition expenses for fiscal year 2017 represent professional fees related to the evaluation of a strategic acquisition.

(h)

In fiscal 2017, we identified certain assets relating to our e-commerce platform that were no longer planned to be placed into service. These assets were expensed through selling, general, and administrative expenses during fiscal year 2017.

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

Overview

We are an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 103 stores in 27 states, totaling approximately 4.1 million gross square feet. During fiscal year 2019, we increased our gross square footage by 13.6% through the opening and acquisition of an aggregate of eleven stores.  We opened the following three locations during fiscal year 2019:

•	Lansing, Michigan on May 31, 2019
•	Ft. Wayne, Indiana on July 22, 2019
•	Murfreesboro, Tennessee on August 22, 2019

In addition, we completed the acquisition of eight stores from Field & Stream on October 11, 2019 in the following locations, each of which opened on October 25, 2019:

•	Troy, Michigan
•	Asheville, North Carolina
•	Greensboro, North Carolina
•	Horseheads, New York
•	Rochester, New York
•	Altoona, Pennsylvania
•	Camp Hill, Pennsylvania
•	Washington, Pennsylvania

Individual stores are aggregated into one operating and reportable segment.

Recent Developments

Store Acquisitions

In October 2019, we closed our acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to eight Field & Stream stores operated by DICK’S for a total purchase price of $28.8 million, which was funded through borrowings under our revolving credit facility. The stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1).

In addition, in March 2020, we closed one additional acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one additional Field & Stream store operated by DICK’S for a total aggregate purchase price of $2.1 million, which was also funded through borrowings under our revolving credit facility.

The store is located in Kentucky. See Note 19 to the Consolidated Financial Statements included in this report for additional information.

On March 6, 2020, we entered into an asset purchase agreement for one additional acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one additional Field & Stream store located in Michigan and operated by DICK’S. The purchase price will be funded through borrowings under our revolving credit facility. The acquisition of this store has not closed as of the date of this Form 10-K due to the COVID-19 pandemic.  See Note 19 to the Consolidated Financial Statements included in this report for additional information.

COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. While federal, state and local authorities have recommended or mandated that individuals avoid large gatherings of people or self-quarantine, as of the date of this Form 10-K, 103 of our 106 stores remain operational since we have been declared an “essential” business under mandates. In an effort to ensure the safety of our customers and employees, we have reduced store hours to allow sufficient time to restock our shelves and perform additional cleaning, and we also limit the number of customers in our stores at any one time.

In addition, since mid-March 2020 and continuing through the date of this Form 10-K, we have experienced a significant increase in sales related to certain products, particularly firearms, ammunition and other personal protection gear, such as pepper spray and bear spray. We’ve also seen a significant increase in demand for used firearms, which we began selling in the back half of 2019. As a result of the increased demand for these products, our product mix beginning in March 2020 has generally skewed towards our lower margin products. In addition, with respect to our supply chain, we have seen some interruption out of China, primarily related to camping and fishing products. However, we have not yet seen a significant financial impact due to these supply chain disruptions and we are working closely with our vendors to limit the disruption. See Item 1A, Risk Factors, “The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, may disrupt our business, which could have a material adverse effect on our operations, liquidity, financial condition and financial results.” for additional information related to the impact of COVID-19.

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2019, 2018 and 2017 ended on February 1, 2020, February 2, 2019, and February 3, 2018, respectively. Fiscal years 2019 and 2018 contained 52 weeks of operations. Fiscal year 2017 contained 53 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. Historically, we excluded e-Commerce from our calculation of same store sales. However, beginning with fiscal year 2017 and for subsequent periods, same store sales results include our e-commerce sales. For fiscal years consisting of 53 weeks, such as fiscal year 2017, we exclude net sales during the 53rd week from our calculation of same store sales.  Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

Measuring the change in year-over-year same store sales allows us to evaluate our retail store base performance. Various factors affect same store sales, including:

•	changes or anticipated changes to regulations related to some of the products we sell;

•	consumer preferences, buying trends and overall economic and market trends and events, including trends and events that impact traffic in our stores;

•	our ability to identify and respond effectively to local and regional trends and customer preferences;

•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

•	the success of our omni-channel strategy and our e-commerce platform;

•	competition in the regional market of a store;

•	atypical weather;

•	changes in our product mix; and

•	changes in pricing and average ticket sales.

Opening new stores is also an important part of our growth strategy. For fiscal year 2019 we opened or acquired 11 stores and plan to add 7 to 9 locations in fiscal year 2020. See “Recent Developments” above for additional information regarding two Field & Stream stores acquired in fiscal year 2020. Our target is to grow square footage at a rate of 4% to 6% annually

For our new locations, we measure our investment by reviewing the new store’s four-wall Adjusted EBITDA margin and pre-tax return on invested capital (“ROIC”). We target a minimum 10% four-wall Adjusted EBITDA margin and a minimum ROIC of 50% excluding initial inventory costs (or 20% including initial inventory cost) for the first full twelve to eighteen months of operation for a new store. As of the end of fiscal year 2019, the 57 new stores that we have opened since 2010 and that have been open for a full twelve months (excluding the 10 stores we acquired in 2013) have achieved an average four-wall Adjusted EBITDA margin of 11.0% and an average ROIC of 58.3% excluding initial inventory cost (and 22.6% including initial inventory cost) during their first full twelve to eighteen months of operations. Four-wall Adjusted EBITDA means, for any period, a particular store’s Adjusted EBITDA, excluding any allocations of corporate selling, general and administrative expenses allocated to that store. Four-wall Adjusted EBITDA margin means, for any period, a store’s four-wall Adjusted EBITDA divided by that store’s net sales. For a definition of Adjusted EBITDA and Adjusted EBITDA margin and a reconciliation of net income to Adjusted EBITDA, see “—Non-GAAP Measures.” ROIC means a store’s four-wall Adjusted EBITDA for a given period divided by our initial cash investment in the store. We calculate ROIC both including and excluding the initial inventory cost.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales will include the following:

•	increasing our total gross square footage by opening or acquiring new stores;

•	continuing to increase and improve same store sales in our existing markets;

•	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts, providing exceptional customer service and offering a compelling product assortment;

•	increasing the average ticket sale per customer; and

•	expanding our e-commerce platform.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly clothing and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross profit. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth and expansion of employee benefits. In fiscal year 2019,  44 of our stores were impacted by minimum wage increases that increased our selling, general and administrative expenses during fiscal year 2019.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated (prior year numbers have been revised):

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	66.5	66.4	66.2
Gross profit	33.5	33.6	33.8
Selling, general, and administrative expenses	29.7	28.4	28.1
Income from operations	3.8	5.2	5.7
Interest expense	0.9	1.6	1.7
Income (loss) before income taxes	2.9	3.6	4.0
Income tax expense (benefit)	0.6	0.8	1.9
Net income	2.3%	2.8%	2.1%
Adjusted EBITDA	6.7%	8.1%	9.0%

The following table shows our sales during the periods presented by department:

		Fiscal Year Ended
		February 1,	February 2,	February 3,
Department	Product Offerings	2020	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.4%	14.2%	15.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.9%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1%	10.6%	10.7%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	7.3%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.1%	48.3%	48.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	8.6%	10.7%	8.8%
Total		100.0%	100.0%	100.0%

Fiscal Year 2019 Compared to Fiscal Year 2018

Net Sales.  Net sales increased by $37.3 million, or 4.4%, to $886.4 million in fiscal year 2019 compared to $849.1 million in fiscal year 2018. Net sales increased due to $46.9 million in incremental sales from new stores opened or acquired since the beginning of fiscal 2018, which stores are not yet included in same store sales, partially offset by a $9.6 million decrease in same store sales or a decrease of 0.9%. Our eleven new stores that opened in fiscal 2019 generated net sales of $36.2 million during this period. Existing stores that were not included in same store sales generated $10.7 million in additional net sales in fiscal year 2019 over fiscal year 2018. Our net sales were negatively impacted by the shorter and more competitive holiday selling season, in which we noticed key competitors discounting their firearm and ammunition inventory as they continue to de-emphasize or completely exit these categories.  Our same store sales were also adversely impacted by legislative changes in Washington and California.

With respect to same store sales, our fishing department realized an increase in same store sales of 2.3%. Our camping, gift bar, clothing, and hunting departments incurred decreases in same store sales of 1.8%, 1.6%, 1.1%, and 1.0%, respectively. Firearms same store sales decreased by 3.0% and ammunition same store sales decreased by 0.5% during fiscal year 2019 compared to fiscal year 2018. As of February 1, 2020, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased by $11.7 million, or 4.1%, to $296.6 million for fiscal year 2019 from $284.9 million for fiscal year 2018. As a percentage of net sales, gross profit decreased to 33.5% compared to gross profit of 33.6% in the prior year. Gross margin in fiscal 2019 was negatively impacted by increased freight charges and a reduction in vendor incentives.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22.3 million, or 9.2%, to $263.2 million for fiscal year 2019 from $240.9 million for fiscal year 2018. Selling, general and administrative expenses were 29.7% of net sales in fiscal year 2019 compared to 28.4% of net sales in fiscal year 2018. We incurred additional payroll, rent, depreciation and amortization, pre-opening and other operating expenses of $8.3 million, $5.8 million, $1.1 million, $0.9 million, and $5.6 million, respectively, during fiscal year 2019 compared to fiscal year 2018, which were caused by the opening and acquisition of 11 new stores, our investment in our employees, and the impact of minimum wage increases across 44 of our stores in fiscal 2019 and 58 of our stores in fiscal 2018.

Interest Expense. Interest expense decreased by $5.2 million, or 39.4%, to $8.0 million in fiscal year 2019 from $13.2 million for fiscal year 2018. Interest expense decreased primarily as a result of the refinancing of our credit facility in May 2018, which resulted in lower interest rates than our prior term loan, combined with a reduction in our total debt balance during the year.

Income Taxes. We recorded an income tax expense of $5.3 million for fiscal year 2019 compared to income tax expense of $7.1 million for fiscal year 2018. Our effective tax rate changed from fiscal year 2018 of 22.9% to 20.6% in 2019 primarily due to discrete items recognized in 2019 relating to prior year tax credits and changes in our estimated deferred state tax rate.

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

With respect to same store sales, our footwear, fishing, optics, electronics, accessories, and other, and hunting departments realized an increase in same store sales of 3.3%, 2.6%, 2.4% and 1.8%, respectively. Our camping and clothing departments incurred decreases in same store sales of 0.6% and 0.4%, respectively. Firearms same store sales increased by 5.8% and ammunition same store sales decreased by 0.3% during fiscal year 2018 compared to fiscal year 2017. We had increased sales in our hunting category as we continued to gain increased market share in firearms. We experienced a decrease in demand for camping and clothing gear as the fall was warmer than normal and extensive forest fires in the Western United States, which had an impact on several key recreational areas in our markets. As of February 2, 2019, we had 87 stores included in our same store sales calculation. As fiscal year 2017 contained 53 weeks of operations, we exclude net sales during the 53rd week from our calculation of same store sales.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13.6 million, or 6.0%, to $240.9 million for fiscal year 2018 from $227.3 million for fiscal year 2017. Selling, general and administrative expenses were 28.4% of net sales in fiscal year 2018 compared to 28.1% of net sales in fiscal year 2017. A large contributor to the increase in selling, general and administrative expenses during fiscal year 2018 relates to $2.6 million of compensation expense for our former Chief Executive Officer that was recognized during the first quarter of fiscal year 2018. We also incurred additional payroll, rent, depreciation and amortization and other operating expenses of $9.9 million, $4.2 million, $0.5 million and $2.9 million, respectively, during fiscal year 2018 compared to fiscal year 2017, which were caused by the opening of new stores, our planned e-commerce investment and the impact of minimum wage increases across most of our stores. These increases were partially offset by decreases of $2.1 million in pre-opening expenses, $1.7 million of professional fees incurred in connection with our bid for certain inventory and other assets of Gander Mountain Company in fiscal year 2017, $0.5 million in the write-off of IT-related assets in fiscal year 2017, and $0.9 million in a one-time bonus expense paid to non-executive employees in connection with the TCJA in fiscal year 2017.

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

Income Taxes. We recorded income tax expense of $7.1 million for fiscal year 2018 compared to income tax expense of $15.1 million for fiscal year 2017. Our effective tax rate changed from 46.0% in 2017 to 22.9% in 2018 primarily due to the TCJA enacted on December 22, 2017. For the year ended February 2, 2019, the Company recorded a discrete net benefit of $1.3 million related to tax reform.  This was a result of certain accounting method changes and other permitted timing adjustments that were ultimately reflected on the Company’s fiscal 2017 tax return filed in fiscal 2018 resulting in a net benefit due to changes in the federal tax rates under the TCJA.

The TCJA significantly revised the U.S. corporate income tax by, among other things, lowering the statutory corporate tax rate from 35% to 21%. We recognized an additional $2.6 million in tax expense associated with U.S. tax reform in fiscal year 2017. This amount was primarily comprised of the remeasurement of federal net deferred tax liabilities resulting from the permanent reduction in the U.S. statutory corporate tax rate from 35% to 21%. In addition to the reduction of the corporate tax rate due to the TCJA the change in our effective tax rate from fiscal year 2017 to fiscal year 2018 was impacted by limitations on the deductibility of certain executive compensation and a discrete item relating to a change in tax depreciation methods filed with the fiscal year 2017 federal tax return in fiscal year 2018 for specific classes of fixed assets which accelerated taxable depreciation.

On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the TCJA. Pursuant to SAB 118, we were allowed a measurement period of up to one year after the enactment date of the TCJA to finalize the recording of the related tax impacts. However, we did not have any provisional estimates associated with the TCJA and, therefore, did not record any adjustments relating to the TCJA.

Additional information pertaining to the TCJA can be found in Note 15, “Income Taxes” to the Consolidated Financial Statements included in this 10-K.

Seasonality

Due to consumers’ holiday buying patterns and the openings of hunting season across the country, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern.

The timing of our new retail store openings also may have an impact on our quarterly results. First, we incur certain non-recurring expenses related to opening each new retail store, which are expensed as they are incurred. Second, most store expenses generally vary proportionately with net sales, but there is also a fixed cost component, which includes occupancy costs. These fixed costs typically result in lower store profitability during the initial period after a new retail store opens. Due to both of these factors, new retail store openings may result in a temporary decline in operating profit, in dollars and/or as a percentage of net sales.

Weather conditions affect outdoor activities and the demand for related clothing and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis.

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2019 and 2018. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 6. Selected Financial Data” and “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2019				Fiscal Year 2018
	Fourth Quarter(1)	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter (1)
	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$258,152	$242,466	$211,766	$174,017	$242,683	$223,099	$203,288	$180,059
Gross profit	85,027	84,210	73,222	54,173	79,506	77,581	72,277	55,566
Income (loss) from operations (1)	13,186	15,874	9,762	(5,357)	16,969	17,511	13,189	(3,557)
Net income (loss) (1)	9,684	10,493	5,498	(5,459)	10,629	12,398	6,551	(5,828)
Diluted earnings (loss) per share	0.22	0.24	0.13	(0.13)	0.25	0.29	0.15	(0.14)
As a percentage of full year results:
Net sales	29.1%	27.4%	23.9%	19.6%	28.6%	26.3%	23.9%	21.2%
Gross profit	9.6%	9.5%	8.3%	6.1%	9.4%	9.1%	8.5%	6.5%
Income (loss) from operations	1.5%	1.8%	1.1%	(0.6)%	2.0%	2.1%	1.6%	(0.4)%
Net income (loss)	1.1%	1.2%	0.6%	(0.6)%	1.3%	1.5%	0.8%	(0.7)%
Operating data:
Number of stores open at end of period	103	103	94	92	92	92	91	89

(1)

Includes $0.7 million of expense incurred relating to our acquisition of eight Field  & Stream stores in 2019 and $2.6 million of severance paid to our former Chief Executive Officer in the first quarter of 2018.

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

For fiscal year 2019, we incurred approximately $30.4 million in gross capital expenditures. We also received $9.5 million from sale-leaseback transactions. We expect gross capital expenditures between $25 million and $35 million for fiscal year 2020. We intend to fund these capital expenditures with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 1	February 2
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$77,866	$32,173
Cash flows used in investing activities	(49,064)	(16,252)
Cash flows used in financing activities	(28,664)	(16,143)
Cash at end of period	1,685	1,547

Net cash provided by operating activities was $77.9 million for fiscal year 2019, compared to $32.2 million for fiscal year 2018. Our net cash provided by operating activities increased primarily due to decreased inventory purchases as we continue to manage our in-store inventory more efficiently as well as an increase in accounts payable, partially offset by a decrease in net income.

Net cash used in investing activities was $49.1 million for fiscal year 2019 compared to $16.3 million for fiscal year 2018. The increase in cash used in investing activities was primarily the result of opening or acquiring a total of eleven new stores in fiscal year 2019 compared to opening 5 new stores in fiscal year 2018.

Net cash used in financing activities was $28.7 million for fiscal year 2019 compared to net cash used in financing activities of $16.1 million for fiscal year 2018.  The increase in net cash used in financing in fiscal year 2019 compared to the net cash used in financing activities in fiscal year 2018 is primarily due to the paydown of our debt as we managed our inventory levels throughout the Company.

Amended and Restated Credit Facility. Our outstanding indebtedness consists of our $250.0 million revolving credit facility and our $40.0 million term loan. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility and term loan are governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). Both the revolving credit facility and term loan mature on May 23, 2023. At the time of our entry into our amended and restated credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of February 1, 2020, we had $123.5 million outstanding under the revolving credit facility, with $44.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit. In addition, in March 2020 we borrowed an additional $1.1 million under the revolving credit facility to fund the purchase of one additional Field & Stream store. As of April 6, 2020, we had $114.1 million outstanding under the revolving credit facility. See above under “Recent Developments” for additional information.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of February 1, 2020 was 3.07%.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 7, 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Our term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The term loan accrues interest at a rate of LIBOR plus 5.75%.  The term loan requires quarterly principal payments of $2.0 million which began on November 1, 2018 and continue until the balance is $24 million at which time no further payments are needed until May 23, 2023. Each of the subsidiaries of Holdings is a borrower under the revolving credit facility and the term loan, Holdings guarantees all obligations under the revolving credit facility and term loan. All obligations under the revolving credit facility and term loan are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility and term loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box, or similar arrangement, for the collection of all receipts. As of February 1, 2020, the balance remaining on our term loan was $30 million.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility and term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of February 1, 2020, we were in compliance with all covenants under the revolving credit facility.

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

Our significant accounting policies are discussed in Note 2 to our Consolidated Financial Statements elsewhere in this 10-K. We believe that the following accounting policies are the most critical to aid in fully understanding and evaluating our reported financial results.

Revenue Recognition

We adopted Accounting Standard Codification (“ASC”) Topic 606 (“Topic 606”) in February 2018. Topic 606 required changes to how our revenue is recognized and resulted in updates to our accounting policies. The changes to our accounting policies and procedures under Topic 606 most significantly impacted the method that we use to record breakage for gift cards and loyalty reward points associated with our gift card and loyalty reward programs. Prior to the adoption of Topic 606, breakage was recorded when it was determined that the gift cards or loyalty rewards points were not probable to be redeemed, which was after two years for gift cards and 12 months for loyalty reward points. Under

Topic 606, the breakage calculations for these items now apply assumptions allowable under Topic 606, which require significant judgments relating to the estimated breakage for our outstanding gift cards and loyalty reward liabilities.

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

•Retail store sales

•e-commerce sales

•Gift cards and loyalty reward program

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.5% when no escheat liability to relevant jurisdictions exists. We do not sell or provide gift cards that carry expiration dates. We recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 50% when no escheat liability to relevant jurisdictions exists.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of February 1, 2020, our cost of sales would have been correspondingly lower or higher by approximately $0.6 million.

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

Leases

We have operating leases for the Company’s retail stores facilities, distribution center, and corporate office. In accordance with ASC 842, which we adopted on February 3, 2019, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the present value of future payments and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we used an estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments. The IBR is determined by using our credit rating to develop a yield curve that approximates our market risk profile.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included elsewhere in this report.

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

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. and subsidiaries (the Company) as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three‑year period ended February 1, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019, and the results of its operations and its cash flows for each of the fiscal years in the three‑year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated April 9, 2020 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company has changed its method of accounting for leases as of February 3, 2019 due to the adoption of Financial Accounting Standards Board (FASB) Accounting Standards Update No. 2016-02 – Leases (Topic 842), and related amendments.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, Utah
April 9, 2020

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	February 1,	February 2,
	2020	2019
Assets
Current assets:
Cash	$1,685	$1,547
Accounts receivable, net	904	249
Merchandise inventories	275,505	276,600
Income tax receivable	812	—
Prepaid expenses and other	12,732	15,174
Total current assets	291,638	293,570
Operating lease right of use asset	224,520	—
Property and equipment, net	98,767	92,084
Deferred income taxes	—	2,997
Goodwill	1,496	—
Definite lived intangibles, net	220	246
Total assets	$616,641	$388,897

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$38,157	$24,953
Accrued expenses	70,118	56,384
Income taxes payable	—	1,838
Operating lease liability, current	34,487	—
Revolving line of credit	116,078	144,306
Current portion of long-term debt, net of discount and debt issuance costs	5,936	7,915
Current portion of deferred rent	—	5,270
Total current liabilities	264,776	240,666
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	23,781	27,717
Deferred income taxes	562	—
Deferred rent, noncurrent	—	41,854
Operating lease liability, noncurrent	217,254	—
Total long-term liabilities	241,597	69,571
Total liabilities	506,373	310,237

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,296 and 42,978 shares issued and outstanding, respectively	433	430
Additional paid-in capital	86,806	84,671
Accumulated earnings (deficit)	23,029	(6,441)
Total stockholders' equity	110,268	78,660
Total liabilities and stockholders' equity	$616,641	$388,897

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net sales	$886,401	$849,129	$809,671
Cost of goods sold	589,768	564,199	535,811
Gross profit	296,633	284,930	273,860

Selling, general, and administrative expenses	263,169	240,911	227,292
Income from operations	33,464	44,019	46,568
Interest expense	7,995	13,206	13,738
Income before income taxes	25,469	30,813	32,830
Income tax expense	5,254	7,063	15,088
Net income	$20,215	$23,750	$17,742
Income per share:
Basic	$0.47	$0.55	$0.42
Diluted	$0.46	$0.55	$0.42
Weighted average shares outstanding:
Basic	43,166	42,878	42,496
Diluted	43,588	42,979	42,522

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated Earnings(deficit)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 28, 2017	42,269	$422	—	$—	$80,146	$(50,567)	$30,001
Vesting of restricted stock units	260	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(635)	—	(635)
Issuance of common stock for cash per employee stock purchase plan	88	1	—	—	395	—	396
Stock based compensation	—	—	—	—	2,294	—	2,294
Net income	—	—	—	—	—	17,742	17,742
Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	—	—	—	—	—	2,634	2,634
Vesting of restricted stock units	275	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(703)	—	(703)
Issuance of common stock for cash per employee stock purchase plan	86	1	—	—	351	—	352
Stock based compensation	—	—	—	—	2,829	—	2,829
Net income	—	—	—	—	—	23,750	23,750
Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	120	1	—	—	402	—	403
Stock based compensation	—	—	—	—	2,104	—	2,104
Net income	—	—	—	—	—	20,215	20,215
Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	February 1	February 2	February 3
	2020	2019	2018
Cash flows from operating activities:
Net income	$20,215	$23,750	$17,742
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	19,294	17,961	15,864
Amortization and write-off of discount on debt and deferred financing fees	339	2,043	708
Amortization of definite lived intangible	26	289	1,842
Change in deferred rent	—	568	8,098
(Gain) loss on asset dispositions	(311)	30	516
Noncash lease expense	27,009	—	—
Deferred income taxes	710	714	502
Stock-based compensation	2,104	2,829	2,294
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(655)	70	92
Operating lease liabilities	(28,374)	—	—
Merchandise inventories	20,247	(6,006)	(24,305)
Prepaid expenses and other	(1,571)	(5,339)	(681)
Accounts payable	12,709	(11,726)	7,536
Accrued expenses	8,774	7,739	(1,040)
Income taxes payable and receivable	(2,650)	(749)	1,607
Net cash provided by operating activities	77,866	32,173	30,775
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(30,372)	(17,936)	(41,172)
Purchase of intangible asset	—	(259)	—
Acquisition of Field and Stream stores, net of cash acquired	(28,536)	—	—
Proceeds from deemed sale-leaseback transactions	—	1,717	9,022
Proceeds from sale-leaseback transactions	9,533	—	—
Proceeds from sale of property and equipment	311	226	14
Net cash used in investing activities	(49,064)	(16,252)	(32,136)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	(28,228)	84,314	(980)
Increase in book overdraft	5,530	353	4,589
Proceeds from issuance of common stock per employee stock purchase plan	403	351	396
Payment of withholdings on restricted stock units	(369)	(703)	(635)
Borrowings on term loan	—	40,000	—
Payment of deferred financing costs	—	(1,331)	(551)
Principal payments on long-term debt	(6,000)	(139,127)	(1,600)
Net cash (used in) provided by financing activities	(28,664)	(16,143)	1,219
Net change in cash	138	(222)	(142)
Cash at beginning of period	1,547	1,769	1,911
Cash at end of period	$1,685	$1,547	$1,769

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$7,945	$13,240	$13,532
Income taxes, net of refunds	7,292	7,094	12,839

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from
remeasurement of existing leases and addition of new leases	$66,095	$—	$—
Purchases of property and equipment included in accounts payable and accrued expenses	$1,112	$1,189	$1,142

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of February 1, 2020, the Company operated 103 stores in 27 states.

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2019 ended February 1, 2020 and contained 52 weeks of operation. Fiscal year 2018 ended February 2, 2019 and contained 52 weeks of operations. Fiscal year 2017 ended February 3, 2018 and contained 53 weeks of operations.

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

Cash

The Company considers cash on hand in stores and operating accounts as cash. Checks issued pending bank clearance that result in overdraft balances for accounting purposes are classified as accrued expenses in the accompanying consolidated balance sheets.

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At February 1, 2020 and February 2, 2019, the combined balance in these accounts was $7,400 and $7,035, respectively. Accordingly, these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 1, 2020 and February 2, 2019, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At February 1, 2020 and February 2, 2019, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $5,761 and $7,012 at February 1, 2020 and February 2, 2019, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018.

Goodwill

At least annually, during the fourth quarter, or when events and circumstances warrant an evaluation, the Company performs its impairment assessment of goodwill. This assessment permits an entity to initially perform a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the quantitative goodwill impairment test. If an entity concludes that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it would not need to perform the impairment test for the reporting unit.

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal year ended February 1, 2020.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables and miscellaneous deposits.

Leases

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires lessees to recognize on the balance sheet assets and liabilities for leases with lease terms of more than 12 months. Consistent with prior GAAP, the recognition, measurement, and presentation of expenses and cash flows arising from a lease by a lessee will depend primarily on its classification as a finance or operating lease. However, unlike prior GAAP—which required only finance (formerly capital) leases to be recognized on the balance sheet—the new ASU requires both types of leases to be recognized on the balance sheet. The ASU took effect for public companies for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. This standard could be applied at the beginning of the earliest period presented using the modified retrospective approach, which includes certain practical expedients that an entity may elect to apply, including an election to use certain transition relief. In July 2018, the FASB issued ASU No. 2018-10, Codification Improvements to Topic 842, Leases and ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which made improvements to Accounting Standards Codification (“ASC”) 842 and allow entities to not restate comparative periods in transition to ASC 842 and instead report the comparative periods under ASC 840.

The Company adopted ASC 842 using the modified retrospective approach on February 3, 2019, coinciding with the standard’s effective date. In accordance with ASC 842, the Company did not restate prior comparative periods in transition to ASC 842 and instead reported prior comparative periods under ASC 840. Adoption of the standard resulted in the initial recognition of operating lease right-of-use (“ROU”) assets of $183,000 and operating lease liabilities of $214,000 as of February 3, 2019. These amounts were based on the present value of such commitments as of February 3, 2019 using the Company’s incremental borrowing rate (“IBR”), which was determined through use of the Company’s credit rating to develop a rate curve that approximates the Company’s market risk profile. The adoption of this standard had a material impact on the Company’s consolidated statement of income, balance sheet, stockholders’ equity and cash flows, with a $9,300 net adjustment recorded to beginning retained earnings on February 3, 2019 due to the acceleration of recognition of a deferred gain and derecognition of the related deferred tax asset the Company was amortizing relating to the historical sale and lease back of owned properties. In addition, the Company completed its evaluation of the practical expedients offered and enhanced disclosures required in ASC 842, as well as reviewed arrangements to identify embedded leases, among other activities, to account for the adoption of this standard.

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

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s retail stores, distribution center, and corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the IBR and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.5% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 50% when no escheat liability to relevant jurisdictions exists.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of fiscal year ended February 1, 2020 and Februrary 2, 2019:

	February 1, 2020	February 2, 2019
Right of return assets, which are included in prepaid expenses and other	$1,683	$1,496
Estimated gift card contract liability, net of breakage	(13,575)	(11,569)
Estimated loyalty contract liability, net of breakage	(9,621)	(8,729)
Sales return liabilities, which are included in accrued expenses	(2,512)	(2,233)

For the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, the Company recognized $1,430, $1,007, and $1,337 in gift card breakage, respectively. For the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, the Company recognized $2,480, $1,439, and $1,022, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended February 1, 2020 were recorded in cash provided by operating activities. For the fiscal years ended February 1, 2020 and February 2, 2019 the Company recognized $8,219 and $8,802 of revenue related to the beginning gift card liability from the previous year.

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

The Company applied the following practical expedients in its application for Topic 606:

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, were as follows:

		Fiscal Year Ended
		February 1,	February 2,	February 3,
Department	Product Offerings	2020	2019	2018
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.4%	14.2%	15.1%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.9%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1%	10.6%	10.7%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.5%	7.3%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.1%	48.3%	48.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	8.6%	10.7%	8.8%
Total		100.0%	100.0%	100.0%

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

The largest driver of changes for the adoption of Topic 606 was the change in the method of estimating breakage for the Company’s outstanding gift cards and loyalty reward liabilities. Under Topic 605, this breakage was historically recorded when it was determined that the gift cards or loyalty reward points were not probable to be redeemed, which was after two years for gift cards and 18 months for loyalty reward points. Topic 606, the breakage recognized for the loyalty reward program and gift cards is now estimated based off of historical breakage percentages, and is recognized in-line with the expected usage of the loyalty points and gift cards.

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of February 1, 2020, and February 2, 2019, the Company estimated the IBNR for this plan to be $945 and $900, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of February 1, 2020, and February 2, 2019, the Company estimated the IBNR for this plan to be $902 and $1,045, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, net advertising expenses totaled $11,493, $8,437, and $7,760, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

As of February 1, 2020, and February 2, 2019 the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018.

Recent Accounting Pronouncements

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

(3) Acquisition of Field & Stream Stores

On September 28, 2019, Sportsman’s Warehouse, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S Sporting Goods, Inc. (“DICK’S”). Pursuant to the Purchase Agreement, Sportsman’s Warehouse agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “Acquired Stores”). The Acquired Stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight Acquired Stores closed on October 11, 2019 (the “Closing Date”). On or prior to the Closing Date, Sportsman’s Warehouse entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the Acquired Stores by which DICK’S provided transition services to the Company for a period of up to 120 days of the Closing Date.

The aggregate consideration paid to DICK’S under the Purchase Agreement was $28.7 million (the “Purchase Price”). On the Closing Date, Sportsman’s Warehouse drew $19.8 million under the Revolving Line of Credit (as defined below) to fund a portion of the Purchase Price. The remaining approximately $9 million of consideration owed to DICK’S was paid in January 2020.

As part of the acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the year ended February 1, 2020 were $662 which were included as a component of Selling, general, and administrative expenses.

The following table summarizes the Purchase Price consideration and related cash outflow at the Closing Date:

October 11, 2019
Cash paid to seller	$19,241
Payable to seller	9,462
Total purchase price	$28,703

The Purchase Price of $28,703 has been allocated to the identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the Acquired Stores other than the lease obligation. The excess of the Purchase Price over the fair value of the tangible and intangible assets acquired is recorded as goodwill. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

October 11, 2019
Cash	$167
Inventory	19,152
Property, plant, and equipment	5,250
Operating lease right of use asset	33,436
Operating lease right of use liability	(31,051)
Deferred tax asset	253
Goodwill	1,496
Total	$28,703

As of February 1, 2020, the Company has finalized its allocation of the purchase price to the identifiable assets and does not expect any further adjustments to the allocation in future periods.

Right of Use Asset and Liability

The right of use asset and liability were determined by taking the present value of the future minimum lease payments associated with the Acquired stores. The Company utilized discount rates for the leases similar to the rates used to present value its other leases. The difference between the asset and the liability noted above is attributable to net favorable lease rates in the acquired store leases.

Goodwill

Goodwill represents the excess of the Purchase price over the fair value of the assets acquired. The Company believes that the primary factors supporting the amount of goodwill is the workforce acquired in the store locations. The amount of goodwill that is amortizable for tax purposes is $4,134.

Results of Operations

The results of operations of the Acquired Stores were included in the Company’s results of operations beginning on October 11, 2019. From October 11, 2019 through February 1, 2020 the Acquired stores generated net sales of $24,345 and net income of approximately $2,246.

Pro Forma Results (unaudited)

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

	Fiscal Year Ended
	February 1,	February 2,
	2020	2019
Net sales	$931,703	923,678
Net income	$20,369	26,624

Earnings per share:
Basic	$0.47	0.62
Diluted	$0.47	0.62

In addition, in March 2020 the Company acquired one additional Field & Stream stores from DICK’S and entered into an asset purchase agreement for a second additional Field & Stream store. See Note 19, Subsequent Event for additional information.

(4) Property and Equipment

Property and equipment as of February 1, 2020 and February 2, 2019 was as follows:

	February 1,	February 2,
	2020	2019
Furniture, fixtures, and equipment	$84,059	$71,820
Leasehold improvements	103,791	94,573
Construction in progress	1,571	1,743
Total property and equipment, gross	189,421	168,136
Less accumulated depreciation and amortization	(90,654)	(76,052)
Total property and equipment, net	$98,767	$92,084

Depreciation expense was $19,294, $17,961, and $15,864, for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

(5) Definite Lived Intangible Assets

The following table summarizes the definite lived intangible assets:

	February 1, 2020
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	257	(37)	220
Total		$257	(37)	220

	February 2, 2019
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Non-compete agreement	5 years	$9,063	(9,063)	-
Domain Name	10 years	257	(11)	246
Total		$9,320	(9,074)	246

Amortization expense for definite lived intangible asset was $26,  $289, and $1,842, for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 10 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

The adoption of ASC 842 resulted in recording a non-cash transitional adjustment to ROU assets and operating lease liabilities of $183,000 and $214,000, respectively, as of February 3, 2019. The difference between the ROU assets and operating lease liabilities at transition primarily represented existing deferred rent, tenant improvement allowances and prepaid rent of $14,200, $20,600 and $3,800, respectively, which were recorded as a component of the ROU asset in connection with the non-cash transitional adjustment. As a result of the adoption of ASC 842, the Company also recorded an increase to retained earnings of $9,300, net of tax, as of February 3, 2019, in relation to the accelerated recognition of a deferred lease gain, and derecognition of the related deferred tax asset, which the Company was amortizing relating to the historical sales of owned properties it currently leases.

In the fiscal year ended February 1, 2020, the Company recorded a non-cash increase of $66,095, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense, including common area maintenance (CAM), recorded during the fiscal year ended February 1, 2020 was $59,846.

In accordance with ASC 842, other information related to leases was as follows:

Fiscal Year Ended
February 1,
2020
Operating cash flows from operating leases	$(49,713)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(49,713)

As of February 1,
2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$66,095
Weighted-average remaining lease term - operating leases	6.26
Weighted-average discount rate - operating leases	8.00%

In accordance with ASC 842, maturities of operating lease liabilities as of February 1, 2020 were as follows:

Operating
Year Endings:	Leases
2020	$54,380
2021	51,524
2022	47,363
2023	42,700
2024	34,859
Thereafter	130,263
Undiscounted cash flows	$361,089
Reconciliation of lease liabilities:
Present values	$251,741
Lease liabilities - current	34,487
Lease liabilities - noncurrent	217,254
Lease liabilities - total	$251,741
Difference between undiscounted and discounted cash flows	$109,348

The Company has excluded in the table above approximately $11.6 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in 2020 with lease terms of five to ten years.

In accordance with ASC 840, rent expense for operating leases consisted of the following:

Fiscal Year Ended
February 2,
2019
Operating lease expense	$54,027
Total lease expense	54,027

In accordance with ASC 840, future minimum lease payments under non-cancelable leases as of February 2, 2019 were as follows:

Operating
Year Endings:	Leases
2019	$47,551
2020	46,824
2021	43,070
2022	38,160
2023	33,246
Thereafter	74,821
Total minimum lease payments	$283,672

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at February 1, 2020 and February 2, 2019:

	February 1,	February 2,
	2020	2019
Book overdraft	$15,827	$10,297
Unearned revenue	25,705	21,836
Accrued payroll and related expenses	11,436	11,590
Sales and use tax payable	5,169	4,250
Accrued construction costs	1,112	760
Other	10,869	7,651
Total accrued expenses	$70,118	$56,384

(8) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides a borrowing capacity of up to $250,000, subject to a borrowing base calculation.  Information on the Term Loan is provided in Note 9.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid and other assets. Fees associated with the Term Loan offset the loan balance on the consolidated balance sheet of the Company.

As of February 1, 2020, and February 2, 2019, the Company had $ 123,478 and $151,341, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $7,400 and $7,035 as of February 1, 2020 and February 2, 2019, respectively. As of February 1, 2020, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit. In addition, on March 13, 2020, the Company borrowed an additional $1,075 under the Revolving Line of Credit to fund the purchase of one additional Field & Stream store. See Note 19, Subsequent Event for additional information.

Borrowings under the Revolving Line of Credit bear interest based on either, at the Company’s option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the Revolving Line of Credit as of February 1, 2020 was 3.07%.

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

Each of the subsidiaries of Holdings is a borrower under the Revolving Line of Credit, and all obligations under the Revolving Line of Credit are guaranteed by Holdings. All of the obligations under the Revolving Line of Credit are secured by a lien on substantially all of the Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the Revolving Line of Credit is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

As of February 1, 2020, and February 2, 2019 the Amended Credit Agreement had $834 and $1,085, respectively in outstanding deferred financing fees. During the fiscal year ended February 1, 2020 and February 2, 2019, the Company recognized $251 and $195, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees. During the fiscal year ended February 3, 2018, the Company recognized $131 of non-cash interest expense with respect to the amortization of deferred financing fees.

As of February 1, 2020, February 2, 2019, and February 3, 2018, gross borrowings under the Revolving Line of Credit were $958,869, $1,023,983, and $909,180, respectively. As of February 1, 2020, February 2, 2019, and February 3, 2018, gross paydowns under the Revolving Line of Credit were $994,666, $950,143, and $912,792, respectively.

(9) Long-Term Debt

Long-term debt consisted of the following as of February 1, 2020 and February 2, 2019:

	February 1,	February 2,
	2020	2019
Term loan	30,000	36,000
Less debt issuance costs	(283)	(368)
	29,717	35,632
Less current portion, net of discount and debt issuance costs	(5,936)	(7,915)
Long-term portion	$23,781	$27,717

Term Loan

On May 23, 2018, Sportsman’s Warehouse, a wholly owned subsidiary of Holdings, as lead borrower, and Wells Fargo, with a consortium of banks led by Wells Fargo, entered into the Amended Credit Agreement.  The Amended Credit Agreement governs the Revolving Line of Credit and the Term Loan.  The Term Loan was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.  Information on the Revolving Credit Facility is provided in Note 8.

The Term Loan bears interest at a rate of LIBOR plus 5.75%. The effective rate for the New Term Loan as of February 1, 2020 was 7.31%

Each of the subsidiaries of Holdings is a borrower under the Term Loan, and all obligations under the Term Loan are guaranteed by Holdings. All of the obligations under the Term Loan are secured by a lien on substantially all of the Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the Term Loan is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

The Term Loan requires quarterly principal payments of $2,000 which began November 1, 2018 and continue until the balance is $24,000 at which time no further payments are needed until May 23, 2023, at which time the remaining balance is due in full.

The Term Loan contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales. As of February 1, 2020, the Company was in compliance with all of the covenants of the Term Loan.

As of February 1, 2020, and February 2, 2019, the Term Loan had an outstanding balance of $30,000 and $36,000. The outstanding amounts as of February 1, 2020 and February 2, 2019 are offset on the consolidated balance sheets by debt issuance costs of $283 and $368, respectively.

During fiscal year 2019, the Company recognized $85 of non-cash interest expense with respect to the amortization of the deferred financing fees. During fiscal year 2018, the Company recognized $678 and $1,173 of non-cash interest expense with respect to the amortization of the discount and deferred financing fees.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of February 1, 2020, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(10) Sale Leaseback Transactions

During the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, the Company completed deemed sale-leaseback and sale-leaseback transactions of the land and buildings associated with one, one, and four, store or corporate office locations, respectively. In each of the related lease agreements for the deemed sale leaseback locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was the owner of the land and building during the construction period. The sale occurred when the construction of the assets was substantially complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining assets were considered leasehold improvements. For the sale leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment.  The total value of tenant allowances received under these transactions during fiscal years 2019, 2018, and 2017, was $9,533, $1,717, and $9,022, respectively.

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

(12) Earnings Per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding, during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	February 1,	February 2,	February 3,
	2020	2019	2018
Net income	$ 20,215	$ 23,750	$ 17,742
Weighted-average shares of common stock outstanding:
Basic	43,166	42,878	42,496
Dilutive effect of common stock equivalents	422	101	26
Diluted	43,588	42,979	42,522
Basic earnings per share	$ 0.47	$ 0.55	$ 0.42
Diluted earnings per share	$ 0.46	$ 0.55	$ 0.42
Restricted stock units considered anti-dilutive and excluded in the calculation	4	56	191

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $2,104, $2,829, and $2,294, during fiscal years 2019, 2018, and 2017, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of February 1, 2020, and February 2, 2019, respectively, the Company had $3,966 and $2,692 remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of February 1, 2020, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 3,169. As of February 1, 2020, there were 956 awards outstanding under the 2019 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2019 Plan.

Nonvested Restricted Stock Awards

During the fiscal years 2019 and 2018, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at February 1, 2020	—	$—

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	108	$11.25
Grants	—	—
Forfeitures	(2)	11.25
Vested	(80)	11.25
Balance at February 2, 2019	26	$11.25

Nonvested Performance-Based Stock Awards

During fiscal year 2019, the Company issued 289 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.53 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued is contingent on management achieving a fiscal year 2019 performance target for same store sales and gross margin. Based on the performance conditions met for 2019, the finalized granted awards were 226 as presented in the table below.

During fiscal year 2018, the Company issued 163 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $4.91 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued was contingent on management achieving a fiscal year 2018 performance target for same store sales and gross margin. Based on the performance conditions met for 2018, the finalized granted awards were 36 as presented in the table below.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	226	3.53
Forfeitures	(3)	4.91
Vested	(7)	11.25
Balance at February 1, 2020	250	$3.66

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	49	$11.25
Grants	36	4.91
Forfeitures	(5)	5.36
Vested	(46)	11.25
Balance at February 2, 2019	34	$6.07

Nonvested Stock Unit Awards

During the fiscal year 2019, the Company issued 638 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $4.13 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	638	4.13
Forfeitures	(66)	5.08
Vested	(269)	4.67
Balance at February 1, 2020	744	$4.32

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2018	419	$5.15
Grants	330	4.89
Forfeitures	(8)	4.91
Vested	(300)	5.23
Balance at February 2, 2019	441	$4.92

As of February 1, 2020, and February 2, 2019, the weighted average grant date fair value of the outstanding shares was $4.32 and $4.92, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2019, 2018, and 2017 was $133, $143, and $160, respectively.

The Company uses the Black-Scholes model to estimate the fair value of shares to be issued as of the grant date using the following weighted average assumptions:

	Fiscal Year Ended	Fiscal Year Ended
	February 1, 2020	February 2, 2019
Risk-free interest rate	1.54%	2.56%
Expected life (in years)	0.5	0.5
Expected volatility	39.0%	32.2%
Dividend yield	—	—

(15) Income Taxes

For the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, the income tax provision consisted of the following:

	February 1,	February 2,	February 3,
	2020	2019	2018
Current:
Federal	$4,004	$4,630	$12,718
State	540	1,719	1,868
Total current	4,544	6,349	14,586
Deferred:
Federal	1,246	598	780
State	(536)	116	(278)
Total deferred	710	714	502
Total income tax provision	$5,254	$7,063	$15,088

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 1,	February 2,	February 3,
	2020	2019	2018
Federal statutory rate	21.0%	21.0%	33.7%
State tax, net of federal benefit	1.5	4.1	3.8
Permanent items	1.1	2.5	2.0
Other items	(0.2)	(0.4)	(0.2)
Tax credits	(2.8)	—	—
Tax reform adjustment	—	(4.3)	6.7
Effective income tax rate	20.6%	22.9%	46.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 2020 and February 2, 2019, respectively, are presented below:

	February 1,	February 2,
	2020	2019
Deferred tax assets:
Accrued liabilities	$558	$453
Operating lease liability	63,187	—
Gift card liability	289	—
Goodwill	835	—
Deferred rent	—	11,835
Intangible asset	1,224	1,374
Inventories	1,452	1,940
Sales return reserve	208	185
Capital loss carryforward	39	39
Stock-based compensation	403	290
Loyalty program	2,415	2,191
Total gross deferred tax assets	$70,610	$18,307
Deferred tax liabilities:
Depreciation	$(15,020)	$(14,670)
ROU asset	(55,272)	—
Prepaid expenses	(836)	(553)
Gift card escheatment	(44)	(87)
Total gross deferred tax liabilities	$(71,172)	$(15,310)
Net deferred tax asset (liability)	$(562)	$2,997

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

As a result of the Tax Act, the Company recorded a discrete net tax expense of $2,153 in the period ending February 3, 2018. The primary components of this tax expense include $2,600 for the revaluation of U.S. deferred tax assets and liabilities at the new corporate tax rate of 21 percent, offset by a tax benefit of $447 due to the reduction in effective rate based on the time of enactment of the tax law and our fiscal year-end.

Pursuant to Staff Accounting Bulletin 118, the Company was allowed a measurement period of up to one year after the enactment date of the Tax Act to finalize the recording of the related tax impacts. However, the Company did not have any provisional estimates associated with the Tax Act and therefore, did not record any adjustments relating to the Tax Act.

For the year ended February 2, 2019, the Company recorded a discrete net benefit of $1,300 related to Tax Reform. This was a result of certain accounting method changes and other permitted timing adjustments that were ultimately reflected on the Company’s fiscal 2017 tax return filed in fiscal 2018 resulting in a net benefit due to changes in the federal tax rates under the Tax Act.

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At February 1, 2020, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of February 1, 2020, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended February 1, 2015 through February 2, 2019.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. During fiscal year 2017, the Company accrued interest and penalties of $95. No interest or penalties were accrued for fiscal year 2019 or fiscal year 2018.

(16) Commitments and Contingencies

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

(17) Related-Party Transactions

On August 14, 2009, the Company entered into a reimbursement agreement with Seidler Equity Partners III, L.P. Under the terms of this agreement, the Company agreed to reimburse Seidler Equity Partners III, L.P. for various out-of-pocket costs and expenses related to the Company up to a maximum of $150 annually. During the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, the Company made no significant payments to these related parties. At February 1, 2020 and February 2, 2019, there were no amounts payable under the terms of this agreement.

(18) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $835, $572, and $390, for the fiscal years ended February 1, 2020, February 2, 2019, and February 3, 2018, respectively.

(19) Subsequent Event

On February 14, 2020, Sportsman’s Warehouse entered into an Asset Purchase Agreement (the “February Purchase Agreement”) with DICK’S. Pursuant to the February Purchase Agreement, Sportsman’s Warehouse agreed to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Kentucky operated by DICK’S (the “Acquired Kentucky Store”). The February Purchase Agreement is on substantially similar terms to those contained in the Purchase Agreement related to the Acquired Stores in fiscal year 2019. See Note 3 for additional information. The acquisition of the Acquired Kentucky Store closed on March 13, 2020 and the $2.1 million purchase price was funded through borrowings under the Company’s Revolving Line of Credit. The purchase price is also subject to certain post-closing adjustments set forth the February Purchase Agreement and 50% of the agreed upon inventory value of the Acquired Kentucky Store will be paid within 90 days after the closing date.

On March 6, 2020, Sportsman’s Warehouse, Inc. entered into an Asset Purchase Agreement (the “March Purchase Agreement”) with DICK’S. Pursuant to the March Purchase Agreement, Sportsman’s Warehouse agreed to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Michigan operated by DICK’S (the “Acquired Michigan Store”). The March Purchase Agreement is on substantially similar terms to those contained in the Purchase Agreement related to the Acquired Stores in fiscal year 2019. See Note 3 for additional information. The acquisition of the Acquired Michigan Store has not closed as of the date of this Form 10-K due to the COVID-19 pandemic The purchase price will be funded through borrowings under the Company’s Revolving Line of Credit. The purchase price will also be subject to certain post-closing adjustments set forth the March Purchase Agreement and 50% of the agreed upon inventory value of the Acquired Michigan Store will be paid within 90 days after the closing date.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, we reduced store hours to allow sufficient time to restock our shelves and perform additional cleaning, and we also have limited the number of customers in our stores at any one time. Currently, 3 of our 106 stores have been closed and 8 of our 106 stores have significant restrictions as a result of local and state regulations. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Based upon the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of February 1, 2020 due to a material weakness in internal controls over financial reporting, described below, that has not been remediated. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

            Following identification of the material weakness and prior to filing this Form 10-K, we completed substantive procedures for the year ended February 1, 2020. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

2.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for us. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP;
•	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization;
•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements; and

•	provide reasonable assurance as to the detection of fraud.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 1, 2020, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation and as disclosed below under “Material Weakness,” management concluded that our internal control over financial reporting was not effective as of February 1, 2020. Management’s assessment of the effectiveness of internal control over financial reporting excluded the eight Field & Stream stores we acquired from

DICK’S on October 11, 2019. The total assets and total revenues of the Acquired Stores represent 9.7% and 2.7%, respectively, of the related consolidated financial statement amounts as of and for the year ended February 1, 2020.

The Company’s independent registered public accounting firm, KPMG LLP has issued an adverse audit report on the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020, which appears in Item 9A.5 of this Form 10-K.

Material Weakness

During the preparation of our consolidated financial statements for the year ended February 1, 2020, we identified a material weakness in internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and change management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could be adversely impacted. We believe that these control deficiencies were a result of: insufficient control documentation of key IT processes; insufficient number and training of IT resources; and inadequate risk-assessment processes to identify and assess changes in the IT environment that could impact internal controls over financial reporting. The material weakness did not result in any identified misstatements in the financial statements, and there were no changes to previously issued financial results. However, because the material weakness creates a reasonable possibility that a material misstatement to our consolidated financial statements would not be prevented or detected on a timely basis,  the Company’s management concluded that at February 1, 2020, the Company’s internal control over financial reporting was ineffective.

3.	Plan of Remediation

Management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively. The remediation actions include, but are not limited to, the following:

(i) enhancing the documentation of our IT controls key to our financial reporting process; (ii) the hiring of additional IT resources and the development of training relating to the importance of internal control over financial reporting, and (iii) developing enhanced risk assessment procedures and controls related to the provisioning of user access in key systems that support financial reporting.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We currently expect that the remediation of this material weakness will be completed prior to the end of fiscal 2020.

As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weakness. We cannot provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.

4.	Changes in Internal Control Over Financial Reporting

Except for the material weakness described above, there were no changes in our internal control over financial reporting during the 13 weeks ended February 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

5.	Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sportsman’s Warehouse Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited Sportsman’s Warehouse Holdings, Inc. and subsidiaries’  (the Company) internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of February 1, 2020 and February 2, 2019, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the three-year period ended February 1, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated April 9, 2020 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment:

There were ineffective information technology general controls (ITGCs) in the areas of user access and change management over certain information technology (IT) systems that support the Company’s financial reporting processes. Business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could be adversely impacted. These control deficiencies were a result of: insufficient control documentation of key IT processes; insufficient number and training of IT resources; and inadequate risk-assessment processes to identify and assess changes in the IT environment that could impact internal controls over financial reporting.

The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2019 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

The Company acquired eight Field & Stream stores during 2019, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of February 1, 2020, the eight Field and Stream location’s internal control over financial reporting associated with 9.7% of total assets and 2.7% of total revenues included in the consolidated financial statements of the Company as of and for the year ended February 1, 2020. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the eight Field & Stream stores.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting.  Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Salt Lake City, Utah
April 9, 2020

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2020 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.

•	Report of Independent Registered Public Accounting Firm
•	Consolidated Balance Sheets – February 1, 2020 and February 2, 2019
•	Consolidated Statements of Income – Years ended February 1, 2020, February 2, 2019, and February 3, 2018
•	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended February 1, 2020, February 2, 2019, and February 3, 2018
•	Consolidated Statements of Cash Flows – Years ended February 1, 2020, February 2, 2019, and February 3, 2018
•	Notes to Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

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

4.2	Description of Sportsman’s Warehouse Holdings, Inc. Common Stock

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

Exhibit Number	Description

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

10.6	Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2019).

10.7	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.8*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.9*+	Form of Director Restricted Stock Unit Award Agreement (2020)

10.10*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.11*

Employment Agreement, dated January 21, 2014, between Sportsman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.12

Letter Agreement, dated December 6, 2016, between Sportsman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (Registration No. 333-1944421) filed on December 7, 2016.

10.13*

Employment Agreement, May 11, 2018, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 17, 2018).

10.14

Severance Agreement, dated April 2, 2019, between Sportsman’s Warehouse Holdings, Inc. and Robert Julian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.15*

Separation Agreement, General Release and Waiver, dated June 3, 2019, between Sportsman’s Warehouse Holdings, Inc. and Kevan P. Talbot (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 7, 2019).

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of KPMG LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101.INS**	XBRL Instance Document.

101.SCH**	XBRL Taxonomy Extension Schema Document.

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Management contract or compensatory plan or arrangement
+	Filed herewith
***	Furnished herewith

ITEM 16. Form 10-K Summary

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: April 9, 2020	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 9, 2020	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	Chief Executive	April 9, 2020
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/ Robert K. Julian	Chief Financial Officer and Secretary	April 9, 2020
Robert K. Julian	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	April 9, 2020
Christopher Eastland

/s/ Kent V. Graham	Director	April 9, 2020
Kent V. Graham

/s/ Gregory P. Hickey	Director	April 9, 2020
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	April 9, 2020
Joseph P. Schneider

/s/ Richard McBee	Director	April 9, 2020
Richard McBee

/s/ Martha Bejar	Director	April 9, 2020
Martha Bejar

/s/ Phillip Williamson	Director	April 9, 2020
Phillip Williamson