Form 10-Q
period 2020-05-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2020-06-05
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2020

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 001-36401

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	39-1975614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 West 9000 South, Suite A, West Jordan, Utah	84088
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (801) 566-6681

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $.01 par value	SPWH	The Nasdaq Stock Market LLC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of June 5, 2020, the registrant had 43,455,093 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 2, 2020 and May 4, 2019 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2020 and the first quarter of fiscal year 2019, respectively. Fiscal year 2020 contains 52 weeks of operations and will end on January 30, 2021. Fiscal year 2019 contained 52 weeks of operations ended on February 1, 2020.

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

•	our concentration of stores in the Western United States makes us susceptible to adverse conditions in this region, which could affect our sales and cause our operating results to suffer;
•	the highly fragmented and competitive industry in which we operate and potential for increased competition;
•	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
•	entrance into new markets or operations in existing markets, which may not be successful; and
•	remediation of identified material weaknesses in our internal control over financial reporting.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 2,	February 1,
	2020	2020
Assets
Current assets:
Cash	$22,090	$1,685
Accounts receivable, net	581	904
Merchandise inventories	300,851	275,505
Income tax receivable	4,564	812
Prepaid expenses and other	14,939	12,732
Total current assets	343,025	291,638
Operating lease right of use asset	221,671	224,520
Property and equipment, net	95,924	98,767
Goodwill	1,496	1,496
Definite lived intangibles, net	213	220
Total assets	$662,329	$616,641

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$86,111	$38,157
Accrued expenses	72,797	70,118
Operating lease liability, current	35,081	34,487
Revolving line of credit	118,423	116,078
Current portion of long-term debt, net of discount and debt issuance costs	1,979	5,936
Total current liabilities	314,391	264,776
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	23,760	23,781
Deferred income taxes	3,524	562
Operating lease liability, noncurrent	211,469	217,254
Total long-term liabilities	238,753	241,597
Total liabilities	553,144	506,373

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,551 and 43,296 shares issued and outstanding, respectively	436	433
Additional paid-in capital	86,850	86,806
Accumulated earnings	21,899	23,029
Total stockholders' equity	109,185	110,268
Total liabilities and stockholders' equity	$662,329	$616,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$246,835	$174,017
Cost of goods sold	172,061	119,844
Gross profit	74,774	54,173

Selling, general, and administrative expenses	75,219	59,530
Loss from operations	(445)	(5,357)
Interest expense	1,534	2,105
Loss before income taxes	(1,979)	(7,462)
Income tax benefit	(849)	(2,003)
Net loss	$(1,130)	$(5,459)
Loss per share:
Basic	$(0.03)	$(0.13)
Diluted	$(0.03)	$(0.13)
Weighted average shares outstanding:
Basic	43,327	43,003
Diluted	43,327	43,003

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended May 2, 2020 and May 4, 2019
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	196	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Stock based compensation	—	—	—	—	453	—	453
Net loss	—	—	—	—	—	(5,459)	(5,459)
Balance at May 4, 2019	43,174	$432	—	$—	$84,753	$(2,645)	$82,540

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Stock based compensation	—	—	—	—	736	—	736
Net loss	—	—	—	—	—	(1,130)	(1,130)
Balance at May 2, 2020	43,551	$436	—	$—	$86,850	$21,899	$109,185
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,130)	$(5,459)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	5,326	4,606
Amortization and write-off of discount on debt and deferred financing fees	84	84
Amortization of definite lived intangible	7	7
(Gain) loss on asset dispositions	803	(311)
Noncash lease expense	6,076	7,610
Deferred income taxes	2,962	431
Stock-based compensation	736	453
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	323	(40)
Operating lease liabilities	(7,321)	(8,513)
Merchandise inventories	(23,298)	(14,862)
Prepaid expenses and other	(2,270)	1,786
Accounts payable	46,645	25,340
Accrued expenses	6,090	(5,254)
Income taxes payable and receivable	(3,752)	(2,435)
Net cash provided by operating activities	31,281	3,443
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(4,833)	(3,402)
Acquisition of Field and Stream stores, net of cash acquired	(1,024)	—
Proceeds from sale of property and equipment	—	311
Net cash used in investing activities	(5,857)	(3,091)
Cash flows from financing activities:
Net (payments) borrowings on line of credit	2,345	(2,734)
(Decrease) increase in book overdraft	(2,675)	4,919
Payment of withholdings on restricted stock units	(689)	(369)
Principal payments on long-term debt	(4,000)	(2,000)
Net cash used in financing activities	(5,019)	(184)
Net change in cash	20,405	168
Cash at beginning of period	1,685	1,547
Cash at end of period	$22,090	$1,715

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,308	$2,021
Income taxes, net of refunds	(59)	—

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$2,150	$13,149
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$661	$1,356
Payable to seller relating to acquisition of Field and Stream stores	$1,024	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 2, 2020, the Company operated 105 stores in 27 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2020 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 2, 2020 are not necessarily indicative of the results to be obtained for the year ending January  30, 2021. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 9, 2020 (the “Fiscal 2019 Form 10-K”).

Impact of COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company has also limited the number of customers in its stores at any one time. The Company may further restrict the operations of its stores and its distribution facility if it deems this necessary or if recommended or mandated by authorities.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note  2 to the Company’s Fiscal 2019 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Income Taxes (“Topic 740”)-Simplifying the Accounting for Income Taxes, which removes certain exception to the general principles in Topic 740 and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on our consolidated financial statements and related disclosures.

(3) Revenue Recognition

Revenue recognition accounting policy

The Company operates solely as an outdoor retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends credit for immaterial purchases to certain municipalities.

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

Sales returns

The Company allows customers to return items purchased within 30 days provided the merchanides is in resaleable condition with original packaging and the original sales/gift receipt is presented.  The Company estimates a reserve for sales returns and records the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns and customer return rights are the key factors used in determining the estimated sales returns.

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 2, 2020:

	May 2, 2020	February 1, 2020
Right of return assets, which are included in prepaid expenses and other	$1,687	$1,683
Estimated gift card contract liability, net of breakage	(16,236)	(13,575)
Estimated loyalty contract liability, net of breakage	(8,370)	(9,621)
Sales return liabilities, which are included in accrued expenses	(2,518)	(2,512)

For the 13 weeks ended May 2, 2020, the Company recognized approximately $276 in gift card breakage and approximately $555 in loyalty reward breakage, respectively. For the 13 weeks ended May 4, 2019, the Company recognized approximately $290 in gift card breakage and approximately $310 in loyalty reward breakage, respectively.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 weeks ended May 2, 2020 and May 4, 2019, was approximately:

		Thirteen Weeks Ended
		May 2,	May 4,
Department	Product Offerings	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.2%	11.9%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	4.4%	8.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.1%	12.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	4.4%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	65.6%	53.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	5.3%	7.0%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment as of May 2, 2020 and February 1, 2020 were as follows:

	May 2,	February 1,
	2020	2020
Furniture, fixtures, and equipment	$85,733	$84,059
Leasehold improvements	102,787	103,791
Construction in progress	3,037	1,571
Total property and equipment, gross	191,557	189,421
Less accumulated depreciation and amortization	(95,633)	(90,654)
Total property and equipment, net	$95,924	$98,767

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 2, 2020 and February 1, 2020:

	May 2,	February 1,
	2020	2020
Book overdraft	$13,152	$15,827
Unearned revenue	28,956	25,705
Accrued payroll and related expenses	11,106	11,436
Sales and use tax payable	5,974	5,169
Accrued construction costs	300	1,112
Other	13,309	10,869
Total accrued expenses	$72,797	$70,118

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 10 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain and as such are excluded from the measurement of the right of used asset and liability.

We determine whether a contract is or contains a lease at contract inception. Beginning in fiscal 2019, operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of our leases, we use our incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. Our lease terms may include options to extend or terminate the lease when it is reasonably certain that we will exercise that option. Additionally, our leases do not contain any material residual guarantees or material restrictive covenants

In the 13 weeks ended May 2, 2020, the Company recorded a non-cash increase, net of terminations, of $2,150 to the ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (CAM), recorded during the 13 weeks ended May 2, 2020 and May 4, 2019 was $16,547 and $14,384, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Operating cash flows from operating leases	$(13,464)	$(11,868)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(13,464)	(11,868)

	As of May 2,	As of May 4,
	2020	2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$5,352	$13,149
Terminated right-of-use assets and liabilities	(3,202)	—
Weighted-average remaining lease term - operating leases	6.12	6.11
Weighted-average discount rate - operating leases	8.03%	7.80%

In accordance with ASC 842, maturities of operating lease liabilities as of May 2, 2020 were as follows:

Operating
Year Endings:	Leases
2020 (remainder)	$41,019
2021	52,270
2022	48,109
2023	43,426
2024	34,995
Thereafter	132,450
Undiscounted cash flows	$352,269
Reconciliation of lease liabilities:
Present values	$246,550
Lease liabilities - current	35,081
Lease liabilities - noncurrent	211,469
Lease liabilities - total	$246,550
Difference between undiscounted and discounted cash flows	$105,719

The Company has excluded in the table above approximately $9.4 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in the second quarter of fiscal year 2020 with lease terms of five to ten years.

(7) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides a borrowing capacity of up to $250,000, subject to a borrowing base calculation.  Information on the Term Loan is provided in Note 8.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid and other assets. Fees associated with the Term Loan offset the loan balance on the condensed consolidated balance sheet of the Company.

As of May 2, 2020, and February 1, 2020, the Company had $132,923 and $123,478 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $14,499 and $7,400 as of

May 2, 2020 and February 1, 2020, respectively. As of May 2, 2020, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

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

As of May 2, 2020, the Revolving Line of Credit had $772 in deferred financing fees and as of February 1, 2020, the Revolving Line of Credit had $834 in deferred financing fees. During the 13 weeks ended May 2, 2020, the Company recognized $63 of non-cash interest expense with respect to the amortization of these deferred financing fees. During the 13 weeks ended May 4, 2019, the Company recognized $63 of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 weeks ended May 2, 2020, gross borrowings under the Revolving Line of Credit were $274,959. For the 13 weeks ended May 4, 2019 gross borrowing under the Revolving Line of Credit were $185,616. For the 13 weeks ended May 2, 2020, gross paydowns under the Revolving Line of Credit were $266,798. For the 13 weeks ended May 4, 2019, gross paydowns under the Revolving Line of Credit were $189,280.

(8) Long-Term Debt

Long-term debt consisted of the following as of May 2, 2020 and February 1, 2020:

	May 2,	February 1,
	2020	2020
Term loan	$26,000	30,000
Less debt issuance costs	(261)	(283)
	25,739	29,717
Less current portion, net of discount and debt issuance costs	(1,979)	(5,936)
Long-term portion	$23,760	$23,781

Term Loan

On May 23, 2018, Sportsman’s Warehouse, a wholly owned subsidiary of Holdings, as lead borrower, and Wells Fargo, with a consortium of banks led by Wells Fargo, entered into the Amended Credit Agreement.  The Amended Credit Agreement governs the Revolving Line of Credit and the Term Loan.  The Term Loan was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.  Information on the Revolving Credit Facility is provided in Note 7.

The Term Loan bears interest at a rate of LIBOR plus 5.75%. The effective rate for the Term Loan as of May 2, 2020 was 6.75%

As of May 2, 2020, and February 1, 2020, the Term Loan had an outstanding balance of $26,000 and $30,000, respectively. The outstanding amounts under the Term Loan as of May 2, 2020 and February 1, 2020 are offset on the condensed consolidated balance sheets by debt issuance costs of $261 and $283, respectively.

During the 13 weeks ended May 2, 2020, the Company recognized $22 of non-cash interest expense with respect to the amortization of the deferred financing fees. During the 13 weeks ended May 4, 2019, the Company recognized $22 of non-cash interest expense with respect to the amortization of the deferred financing fees.

During the 13 weeks ended May 2, 2020, the Company made the required quarterly payment on the Term Loan of $4,000.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 2, 2020, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized an income tax benefit of $849 and $2,003 in the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. The Company’s effective tax rate for the 13 weeks ended May 2, 2020 and May 4, 2019 was 42.9% and 26.8%, respectively. The change in the effective tax rate for the 13 weeks ended May 2, 2020 was primarly due to near breakeven profit before tax for the period and various discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Net loss	$(1,130)	$(5,459)
Weighted-average shares of common stock outstanding:
Basic	43,327	43,003
Dilutive effect of common stock equivalents	—	—
Diluted	43,327	43,003
Basic loss per share	$(0.03)	$(0.13)
Diluted loss per share	$(0.03)	$(0.13)
Restricted stock units considered anti-dilutive and excluded in the calculation	6	155

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 2, 2020 and May 4, 2019, the Company recognized total stock-based compensation expense of $736 and $453, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 2, 2020, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,558. As of May 2, 2020, there were 1,309 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 weeks ended May 2, 2020, no shares were issued under the ESPP and the number of shares available for issuance was 446.

Nonvested Restricted Stock Awards

During the 13 weeks ended May 2, 2020 and May 4, 2019, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at May 4, 2019	—	$—

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 2, 2020, the Company issued 198 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.63 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2020, 2021, and 2022 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 396, and the “target” number of shares subject to the award is 198 as reported below. Following the end of the performance period (fiscal years 2020, 2021, and 2022), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended May 4, 2019, the Company did not issue any nonvested performance-based stock awards.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	198	5.63
Forfeitures	—	—
Vested	—	—
Balance at May 2, 2020	448	$4.53

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	—	—
Forfeitures	—	—
Vested	(6)	11.25
Balance at May 4, 2019	28	$4.91

Nonvested Stock Unit Awards

During the 13 weeks ended May 2, 2020, the Company issued 382 nonvested stock units to employees of the Company at an average value of $5.63 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

During the 13 weeks ended May 4, 2019, the Company issued 157 nonvested stock units to employees of the Company at an average value of $4.89 per share.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	382	5.63
Forfeitures	(5)	4.89
Vested	(258)	4.36
Balance at May 2, 2020	863	$4.90

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	157	4.89
Forfeitures	(9)	4.91
Vested	(185)	4.75
Balance at May 4, 2019	404	$4.91

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

(13) Acquisition of Field and Stream Stores

2020 Acquisition

On February 14, 2020,  SWI, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “ 2020 Purchase Agreement”) with DICK’S. Pursuant to the 2020 Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store operated by DICK’S (the “2020 Acquired Store”). The Acquired Store is located in Kentucky. The acquisition of the 2020 Acquired Store closed on March 12, 2020 (the “2020 Closing Date”). On the 2020 Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020 Acquired Store location.

Pursuant to the 2020 Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2020 Acquired Store by which DICK’S will provide transition services to the Company for a period of up to 120 days of the 2020 Closing Date.

The aggregate consideration to be paid to DICK’S under the 2020 Purchase Agreement is $2,100 (the “2020 Purchase Price”), subject to certain post-closing adjustments set forth in the 2020  Purchase Agreement. On the 2020 Closing Date, SWI drew $1,100 under the Revolving Line of Credit to fund a portion of the 2020 Purchase Price. The remaining approximately $1,000 of consideration owed to DICK’S in connection with the acquisition is due in June 2020.

As part of the acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the three months ended May 2, 2020 were $29 which were included as a component of Selling, general, and administrative expenses

The following table summarizes the 2020 Purchase Price consideration and related cash outflow at the Closing Date:

March 12, 2020
Cash paid to seller	$1,075
Payable to seller	1,024
Total purchase price	$2,099

The net purchase price of $2.1 million was preliminarily allocated solely to the inventory acquired. In conjunction with the acquisition of the store, the Company recorded a right of use asset and liability relating to the lease entered into in the amount of $1,794.

2019 Acquisition

On September 28, 2019, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S Sporting Goods, Inc. (“DICK’S”). Pursuant to the Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “2019 Acquired Stores”). The 2019 Acquired Stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight 2019 Acquired Stores closed on October 11, 2019 (the “Closing Date”). On or prior to the Closing Date, SWI entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2019 Acquired Stores by which DICK’S provided transition services to the Company for a period of up to 120 days of the Closing Date.

The aggregate consideration paid to DICK’S under the Purchase Agreement was $28,703 (the “Purchase Price”). On the Closing Date, SWI drew $19,703 under the Revolving Line of Credit to fund a portion of the Purchase Price. The remaining approximately $9,000 of consideration owed to DICK’S was paid in January 2020.

As part of the acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred relating to this acquisition were $662 which were included as a component of Selling, general, and administrative expenses.

The following table summarizes the Purchase Price consideration and related cash outflow at the Closing Date:

October 11, 2019
Cash paid to seller	$19,241
Payable to seller	9,462
Total purchase price	$28,703

The net Purchase Price of $28,703 has been allocate to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2019 Acquired Stores other than the lease obligation. The excess of the Purchase Price over the fair value of the tangible and intangible assets acquired is recorded as goodwill. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

October 11, 2019
Cash	$167
Inventory	19,152
Property, plant, and equipment	5,250
Operating lease right of use asset	33,436
Operating lease right of use liability	(31,051)
Deferred tax asset	253
Goodwill	1,496
Total	$28,703

The allocation of the purchase price for the 2019 stores that were acquired was finalized as of February 1, 2020 and the Company does not expect any further adjustments to the allocation in future periods.

Right of Use Asset and Liability

The right of use asset and liability were determined by taking the present value of the future minimum lease payments associated with the 2019 acquired stores. The Company utilized discount rates for the leases similar to the rates used to present value its other leases. The difference between the asset and the liability noted above is attributable to favorable lease rates in the acquired store leases.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company believes that the primary factors supporting the amount of goodwill is the workforce acquired in the store locations. The amount of goodwill that is amortizable for tax purposes is $4,134.

Pro Forma Results

The following pro forma results are based on the individual historical results of the 2019 and 2020 acquired stores with adjustments to give effect to the combined operations as if the acquisition had been consummated at the beginning of fiscal year 2019. The pro forma results are intended for informational purposes only and do not purport to represent what the combined results of operations would actually have been had the acquisition in fact occurred at the beginning of the earliest period presented. The pro forma information includes the following adjustments (i) depreciation based on the fair value of acquired property, plant, and equipment; (ii) cost of goods sold based on the step-up in fair value of the acquired inventory; (iii) interest expense incurred in connection with the borrowings on the revolving line of credit used to finance the acquisition; and (iv) elimination of acquisition expenses.

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Net sales	$247,386	187,798
Net income	$(1,215)	(5,430)

Earnings per share:
Basic	$(0.03)	(0.13)
Diluted	$(0.03)	(0.13)

(14)  Subsequent Event

On March 6, 2020, Sportsman’s Warehouse entered into an Asset Purchase Agreement (the “March Purchase Agreement”) with DICK’S. Pursuant to the February Purchase Agreement, Sportsman’s Warehouse agreed to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Michigan operated by DICK’S (the “Acquired Michigan Store”). The March Purchase Agreement is on substantially similar terms to those contained in the Purchase Agreement related to the Acquired Stores in fiscal year 2019. The acquisition of the Acquired Michigan Store closed on May 14, 2020 and the $2.4 million purchase price was funded through borrowings under the Company’s Revolving Line of Credit. The purchase price is also subject to certain post-closing adjustments set forth the March Purchase Agreement and 50% of the agreed upon inventory value of the Acquired Michigan Store will be paid within 90 days after the closing date.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 105 stores in 27 states, totaling approximately 4.2 million gross square feet. During fiscal year 2020 to date, we have opened two new stores, acquired one store, and closed one store.  We list the locations of our stores on our website, www.sportsmans.com.  We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one single operating and reportable segment.

Recent Developments

Store Acquisitions

In March 2020, we closed one acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one additional Field & Stream store located in Kentucky and operated by DICK’S for a total aggregate purchase price of $2.1 million, which was funded through borrowings under our revolving credit facility. In March 2020, we also entered into an asset purchase agreement for one additional acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to another Field & Stream store located in Michigan and operated by DICK’S. In May 2020, we closed on the acquisition of the Michigan location and funded the aggregate purchse price of $2.4 million through borrowins under our revolving credit facility.

Update on Impact of COVID-19 Pandemic

As noted in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, we experienced a significant increase in sales related to certain products, particularly firearms, ammunition and other personal protection gear, such as pepper spray and bear spray since mid-March 2020 that has continued through the date of this filing. We also continued to experience a significant increase in demand for used firearms during the first fiscal quarter, which we began selling in the back half of 2019. As a result of the increased demand for these product, our product mix during this fiscal quarter generally skewed towards our lower margin products. While we experience a significant increase in sales in our hunting department, we also recognized a softening of sales in our clothing and footwear department, which we believe is due to decreased consumer demand as a result of the COVID-19 pandemic. As of the filing of this report, zero of our 105 stores continue to be closed or have significant restrictions in place as a result of local and state regulations.  We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

In addition, with respect to our supply chain, we continue to see some interruption out of China, primarily related to our camping and fishing products. However, we have not yet seen a significant financial impact due to these supply chain disruptions and we are working closely with our vendors to limit the disruption.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.  For more detailed information on the potential impact of COVID-19 to our business, we refer you to Item 1A, Risk Factors, “The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, may disrupt our business, which could have a material adverse effect on our operations, liquidity, financial condition and financial results.” in our Annual Report on Form 10-K for the fiscal year ended February 1,2020.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general, and administrative expenses, income from operations and Adjusted EBITDA.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time to be included in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s opening or acquisition by us. We exclude sales from stores that were closed during the period from our same store sales calculation. We include net sales from e-commerce in our calculation of same store sales. Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•	Impact of the COVID-19 pandemic;
•	changes or anticipated changes to regulations related to some of the products we sell;
•	consumer preferences, buying trends and overall economic trends;
•	our ability to identify and respond effectively to local and regional trends and customer preferences;
•	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
•	the success of our omni-channel strategy and our e-commerce platform;
•	competition in the regional market of a store;
•	atypical weather;
•	changes in our product mix; and
•	changes in pricing and average ticket sales.

Opening and acquiring new stores is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 4%-6% annually, we may deviate from this target if attractive opportunities are presented to open or acquire stores outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 62 of our current stores are being impacted by minimum wage increases in fiscal year 2020 that have and will continue to drive up our selling, general, and administrative costs during fiscal year 2020.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.7	68.9
Gross profit	30.3	31.1
Selling, general, and administrative expenses	30.5	34.2
Loss from operations	(0.2)	(3.1)
Interest expense	0.6	1.2
Loss before income taxes	(0.8)	(4.3)
Income tax benefit	(0.3)	(1.2)
Net loss	(0.5)%	(3.1)%
Adjusted EBITDA	3.3%	0.2%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		May 2,	May 4,
Department	Product Offerings	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.2%	11.9%
Clothing	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	4.4%	8.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.1%	12.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	4.4%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	65.6%	53.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	5.3%	7.0%
Total		100.0%	100.0%

Thirteen Weeks Ended May 2, 2020 Compared to Thirteen Weeks Ended May 4, 2019

Net Sales. Net sales increased by $72.8 million, or 41.8%, to $246.8 million during the 13 weeks ended May 2, 2020 compared to $174.0 million in the corresponding period of fiscal year 2019.  We believe net sales increased due to a variety of reasons including; increased demand driven by the exit of competitors from key product categories, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, and increased demand due to the upcoming presidential election. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $23.3 million to net sales. Same store sales also increased by 28.6% for the 13 weeks ended May 2, 2020 compared to the comparable 13 week period of fiscal year 2019, primarily driven by increases across our hunting department.

Our hunting, camping, fishing, and optics, electronics, and accessories departments saw increases of $68.7 million, $4.7 million, $4.1 million, and $0.2 million, respectively, in the first quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal 2019. Our clothing and footwear departments saw decreases of $3.1 million and $2.1 million, respectively, in the first quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal 2019. Within hunting, our firearm and ammunition categories saw increases of $31.0 million and $30.1 million, respectively,  in the first quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019.

With respect to same store sales, during the 13 weeks ended May 2, 2020, our hunting, camping, and fishing departments had increases of 59.7%, 16.6%, and 8.5%, respectively, compared to the comparable 13-week period of fiscal year 2019. Our clothing, footwear, and optics, electronics and accessories departments had decreases of 30.2%, 21.6%, and 2.5%, respectively, compared to the comparable 13-week period of fiscal year 2019. We believe the decreases in our clothing and footwear department results were from decreased demand as a result of the COVID-19 pandemic. As of May 2, 2020, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $74.8 million during the 13 weeks ended May 2, 2020 compared to $54.2 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to  30.3% for the 13 weeks ended May 2, 2020, compared to 31.1% for the corresponding period of fiscal year 2019 due to the change in sales mix in the quarter where the majority of revenue was generated from lower margin categories (firearms and ammunition) and a channel mix shift to higher e-commerce driven sales.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $15.7 million, or 26.4%, to $75.2 million during the 13 weeks ended May 2, 2020 from $59.5 million for the comparable 13-week period of fiscal year 2019. As a percentage of net sales, selling, general, and administrative expenses decreased to 30.5% of net sales in the first quarter of fiscal year 2020, compared to 34.2% of net sales in the first quarter of fiscal year 2019. We incurred additional payroll, other selling, general, and administration expenses, rent, depreciation, preopening, and acquisition expenses of $6.5 million, which includes $1.1 million of hazard pay, $5.4 million, $2.2 million, which includes $0.8 million of asset write-offs relating to the closing of one store during the quarter, $1.6 million, $0.1 million and $0.1 million, respectively, primarily related to the opening of new stores since May 4, 2019. Additionally, with respect to the increase in payroll, we have experienced minimum wage increases in 62 of our current stores.

Interest Expense. Interest expense decreased by $0.6 million, or 27.1%, to $1.5 million during the 13 weeks ended May 2, 2020 from $2.1 million for the comparable 13-week period of fiscal year 2019.  Interest expense decreased primarily as a result of the paydown of debt during the quarter when compared to the corresponding period of fiscal year 2019.

Income Taxes. We recognized an income tax benefit of $0.8 million and $2.0 million during the 13 weeks ended May 2, 2020 and May 4, 2019, respectively. Our effective tax rate for the 13 weeks ended May 2, 2020 and May 4, 2019 was 42.9% and 26.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

For the 13 weeks ended May 2, 2020, we incurred approximately $4.8 million in capital expenditures, net of $1.0 million of cash paid for inventory purchased in conjunction with our acquisition, primarily related to the opening of new stores during the period. We expect total net capital expenditures between $22.0 million and $28.0 million for fiscal year 2020. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
	(in thousands)
Cash flows provided by operating activities	$31,281	$3,443
Cash flows used in investing activities	(5,857)	(3,091)
Cash used in financing activities	(5,019)	(184)
Cash at end of period	22,090	1,715

Net cash provided by operating activities was $31.3 million for the 13 weeks ended May 2, 2020, compared to cash provided by operating activities of $3.4 million for the corresponding period of fiscal year 2019, a change of approximately $27.9 million. The change in our cash flows from operating activities is primarily a result of an increase in accounts payable.

Net cash used in investing activities was $5.9 million for the 13 weeks ended May 2, 2020 compared to $3.1 million for the corresponding period of fiscal year 2019. The change in our cash flows from investing activities is primarily a result of the capital expenditures and the purchase of inventory relating to the acquisition of the one store from DICK’S in March 2020.

Net cash used in financing activities was $5.0 million for the 13 weeks ended May 2, 2020, compared to net cash used in financing activities of $0.2 million for the corresponding period of fiscal year 2019. This increase was due to changes in our book overdraft and paydown of our term loan.

Our outstanding debt consists of our $250.0 million revolving credit facility and our $40.0 million term loan. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility and term loan are governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended and restated credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of May 2, 2020, we had $132.9 million outstanding under the revolving credit facility, with $60.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount outstanding of $26.0 million.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of May 2, 2020 was 2.04%.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 7, 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Our term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and has a maturity date of May 23, 2023. The term loan accrues interest at a rate of LIBOR plus 5.75%.  The term loan requires principal payments of $2.0 million payable quarterly, which began November 1, 2018 and continues until the balance on the term loan is $24 million at which time the remaining balance becomes due on May 23, 2023.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility and term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of May 2, 2020, we were in compliance with all covenants under our credit agreement.

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

There have been no significant changes to our critical accounting policies as described in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 9, 2020 (“Fiscal 2019 Form 10-K”).

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. As of May 2, 2020, we had $132.9 million outstanding under our revolving credit facility, with $60.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit. All other changes to our contractual obligations during the 13 weeks ended May 2, 2020 were completed in the normal course of business and are not considered material

Non-GAAP Measures

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 2, 2020 and May 4, 2019.

	Thirteen Weeks Ended
	May 2,	May 4,
	2020	2019
	(dollars in thousands)
Net loss	$(1,130)	$(5,459)
Interest expense	1,534	2,105
Income tax benefit	(849)	(2,003)
Depreciation and amortization	5,365	4,613
Stock-based compensation expense (1)	736	453
Pre-opening expenses (2)	387	328
Hazard pay (3)	1,100	—
Acquisition costs (4)	29	—
Store closure (5)	1,039	—
Executive transition costs (6)	—	350
Adjusted EBITDA	$8,211	$387

Adjusted EBITDA margin	3.3%	0.2%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)

Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.

(3)	Expense relating to bonuses and increased wages paid to front-line associates due to the COVID-19 pandemic.
(4)	Expenses incurred relating to the acquisition of two Field & Stream stores.
(5)

Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.

(6)	Costs incurred for the recruitment and hiring of key executive officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At May 2, 2020, the weighted average interest rate on our borrowings under our revolving credit facility was 2.04%. Based on a sensitivity analysis at May 2, 2020, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $1.5 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of May 2, 2020 due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of Fiscal 2020.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2019 Form 10-K.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on Form 8-K on April 3, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 5, 2020	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2020	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)