Form 10-Q
period 2020-08-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2020-09-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ⌧

As of September 4, 2020, the registrant had 43,607,267 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended August 1, 2020 and August 3, 2019 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2020 and the second quarter of fiscal year 2019, respectively. Fiscal year 2020 contains 52 weeks of operations and will end on January 30, 2021. Fiscal year 2019 contained 52 weeks of operations ended on February 1, 2020.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the impact of COVID-19 pandemic and measures intended to reduce its spread on our operations;
●	our ability to integrate the ten stores we recently acquired from Dick’s Sporting Goods;
●	our retail-based business model and the impact of general economic conditions and economic and financial uncertainties on consumer spending;
●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition;
●	our concentration of stores in the Western United States;
●	the highly fragmented and competitive industry in which we operate and the potential for increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
●	our entrance into new markets or operations in existing markets, which may not be successful; and
●	remediation of identified material weaknesses in our internal control over financial reporting.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	August 1,	February 1,
	2020	2020
Assets
Current assets:
Cash	$12,288	$1,685
Accounts receivable, net	551	904
Merchandise inventories	296,765	275,505
Income tax receivable	—	812
Prepaid expenses and other	16,469	12,732
Total current assets	326,073	291,638
Operating lease right of use asset	223,602	224,520
Property and equipment, net	95,402	98,767
Goodwill	1,496	1,496
Definite lived intangibles, net	207	220
Total assets	$646,780	$616,641

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$128,054	$38,157
Accrued expenses	98,764	70,118
Income taxes payable	7,291	—
Operating lease liability, current	35,854	34,487
Revolving line of credit	2,858	116,078
Current portion of long-term debt, net of discount and debt issuance costs	—	5,936
Total current liabilities	272,821	264,776
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	15,901	23,781
Deferred income taxes	3,470	562
Operating lease liability, noncurrent	211,851	217,254
Total long-term liabilities	231,222	241,597
Total liabilities	504,043	506,373

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,591 and 43,296 shares issued and outstanding, respectively	436	433
Additional paid-in capital	87,941	86,806
Accumulated earnings	54,360	23,029
Total stockholders' equity	142,737	110,268
Total liabilities and stockholders' equity	$646,780	$616,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$380,989	$211,766	$627,824	$385,783
Cost of goods sold	251,896	138,544	423,957	258,388
Gross profit	129,093	73,222	203,867	127,395

Selling, general, and administrative expenses	83,606	63,460	158,825	122,990
Income from operations	45,487	9,762	45,042	4,405
Interest expense	1,017	2,353	2,551	4,458
Income (loss) before income taxes	44,470	7,409	42,491	(53)
Income tax expense (benefit)	12,009	1,911	11,160	(92)
Net income	$32,461	$5,498	$31,331	$39
Earnings per share:
Basic	$0.75	$0.13	$0.72	$0.00
Diluted	$0.73	$0.13	$0.71	$0.00
Weighted average shares outstanding:
Basic	43,537	43,130	43,430	43,065
Diluted	44,368	43,155	44,098	43,090

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended August 1, 2020 and August 3, 2019
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 4, 2019	43,174	$432	—	$—	$84,753	$(2,645)	$82,540
Vesting of restricted stock units	2	—	—	—	—	—	—
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	175	—	175
Stock based compensation	—	—	—	—	494	—	494
Net income	—	—	—	—	—	5,498	5,498
Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707

Balance at May 2, 2020	43,551	$436	—	$—	$86,850	$21,899	$109,185
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	818	—	818
Net income	—	—	—	—	—	32,461	32,461
Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737

For the Twenty-Six Weeks Ended August 1, 2020 and August 3, 2019
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	174	—	174
Stock based compensation	—	—	—	—	948	—	948
Net income	—	—	—	—	—	39	39
Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	1,554	—	1,554
Net income	—	—	—	—	—	31,331	31,331
Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2020	2019
Cash flows from operating activities:
Net income	$31,331	$39
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	10,670	9,245
Amortization and write-off of discount on debt and deferred financing fees	311	170
Amortization of definite lived intangible	10	13
Loss (gain) on asset dispositions	803	(311)
Noncash lease expense	13,787	14,002
Deferred income taxes	2,908	307
Stock-based compensation	1,554	948
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	353	10
Operating lease liabilities	(15,807)	(14,895)
Merchandise inventories	(16,943)	(12,710)
Prepaid expenses and other	(3,863)	634
Accounts payable	87,665	39,040
Accrued expenses	24,866	1,860
Income taxes payable and receivable	8,103	(2,918)
Net cash provided by operating activities	145,748	35,434
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(8,579)	(14,761)
Acquisition of Field and Stream stores, net of cash acquired	(3,444)	—
Proceeds from sale of property and equipment	—	311
Net cash used in investing activities	(12,023)	(14,450)
Cash flows from financing activities:
Net payments on line of credit	(113,220)	(17,180)
Increase in book overdraft, net	4,512	319
Proceeds from issuance of common stock per employee stock purchase plan	273	174
Payment of withholdings on restricted stock units	(687)	(369)
Principal payments on long-term debt	(14,000)	(4,000)
Net cash used in financing activities	(123,122)	(21,056)
Net change in cash	10,603	(72)
Cash at beginning of period	1,685	1,547
Cash at end of period	$12,288	$1,475

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,535	$4,356
Income taxes, net of refunds	149	2,519

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$11,773	$14,523
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$1,531	$1,571
Payable to seller relating to acquisition of Field and Stream stores	$1,077	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 1, 2020, the Company operated 106 stores in 27 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2020 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 1, 2020 are not necessarily indicative of the results to be obtained for the year ending January 30, 2021. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 9, 2020 (the “Fiscal 2019 Form 10-K”).

Impact of COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company was also limited the number of customers in its stores at any one time. As of August 1, 2020, the Company has returned to normal operating hours in each of its stores. The Company may again restrict the operations of its stores and its distribution facility if it deems this appropriate or if recommended or mandated by authorities.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2019 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (“Topic 740”)-Simplifying the Accounting for Income Taxes, which removes certain exception to the general principles in Topic 740 and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

●	Retail store sales

●	E-commerce sales

●	Gift cards and loyalty reward program

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

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative stand alone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 50% when no escheat liability to relevant jurisdictions exists.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of August 1, 2020:

	August 1, 2020	February 1, 2020
Right of return assets, which are included in prepaid expenses and other	$2,252	$1,683
Estimated gift card contract liability, net of breakage	(18,176)	(13,575)
Estimated loyalty contract liability, net of breakage	(8,536)	(9,621)
Sales return liabilities, which are included in accrued expenses	(3,361)	(2,512)

For the 13 and 26 weeks ended August 1, 2020, the Company recognized approximately $246 and $522 in gift card breakage and approximately $773 and $1,328 in loyalty reward breakage, respectively. For the 13 and 26 weeks ended August 3, 2019, the Company recognized approximately $215 and $505 in gift card breakage and approximately $350 and $660 in loyalty reward breakage, respectively. For the 13 and 26 weeks ended August 1, 2020, the Company recognized revenue of $1,200 and $5,421 relating to contract liabilities that existed at February 1, 2020.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 1,	August 3,	August 1,	August 3,
Department	Product Offerings	2020	2019	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	17.1%	19.3%	14.4%	15.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.6%	7.4%	5.1%	7.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.9%	17.5%	13.7%	15.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	7.3%	5.2%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.1%	41.1%	55.6%	46.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	6.6%	7.4%	6.0%	7.5%

Total	100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of August 1, 2020 and February 1, 2020 were as follows:

	August 1,	February 1,
	2020	2020
Furniture, fixtures, and equipment	$87,550	$84,059
Leasehold improvements	105,213	103,791
Construction in progress	3,542	1,571
Total property and equipment, gross	196,305	189,421
Less accumulated depreciation and amortization	(100,903)	(90,654)
Total property and equipment, net	$95,402	$98,767

(5) Accrued Expenses

Accrued expenses consisted of the following as of August 1, 2020 and February 1, 2020:

	August 1	February 1,
	2020	2020
Book overdraft	$20,339	$15,827
Unearned revenue	32,405	25,705
Accrued payroll and related expenses	21,327	11,436
Sales and use tax payable	8,188	5,169
Accrued construction costs	300	1,112
Other	16,205	10,869
Total accrued expenses	$98,764	$70,118

(6) Leases

At the inception of the lease, the Company’s operating leases have certain lease terms of up to 10 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain and as such are excluded from the measurement of the right of use asset and liability.

The Company determines whether a contract is or contains a lease at contract inception. Beginning in fiscal 2019, operating lease assets and operating lease liabilities are recognized at commencement date based on the present value of remaining fixed lease payments over the lease term. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, it uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease. Additionally, the Company’s leases do not contain any material residual guarantees or material restrictive covenants.

In the 13 and 26 weeks ended August 1, 2020, the Company recorded a non-cash increase, net of terminations, of $9,623 and $11,773, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (“CAM”), recorded during the 13 and 26 weeks ended August 1, 2020 was $16,655 and $33,202, respectively.

In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 and 26 weeks ended August 3, 2019 was $14,430 and $28,814, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2020	2019
Operating cash flows from operating leases	$(27,313)	$(23,859)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(27,313)	(23,859)

	As of August 1	As of August 3,
	2020	2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$13,062	$14,523
Terminated right-of-use assets and liabilities	(3,202)	—
Weighted-average remaining lease term - operating leases	6.02	5.93
Weighted-average discount rate - operating leases	8.09%	7.84%

In accordance with ASC 842, maturities of operating lease liabilities as of August 1, 2020 were as follows:

Operating
Year Endings:	Leases
2020 (remainder)	$32,433
2021	53,189
2022	49,039
2023	44,369
2024	35,953
Thereafter	138,290
Undiscounted cash flows	$353,273
Reconciliation of lease liabilities:
Present values	$247,705
Lease liabilities - current	35,854
Lease liabilities - noncurrent	211,851
Lease liabilities - total	$247,705
Difference between undiscounted and discounted cash flows	$105,568

The Company has excluded in the table above approximately $3,000 of leases (undiscounted basis) that have not yet commenced. These leases will commence in the next twelve months with lease terms of five to ten years.

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

As of August 1, 2020, and February 1, 2020, the Company had $20,505 and $123,478 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $17,647 and $7,400 as of August 1, 2020 and February 1, 2020, respectively. As of August 1, 2020, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

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

As of August 1, 2020, the Revolving Line of Credit had $709 in deferred financing fees and as of February 1, 2020, the Revolving Line of Credit had $834 in deferred financing fees. During the 13 and 26 weeks ended August 1, 2020, the Company recognized $62 and $125, respectively of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 26 weeks ended August 3, 2019, the Company recognized $63 and $125, respectively of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 26 weeks ended August 1, 2020, gross borrowings under the Revolving Line of Credit were $305,658 and $580,617, respectively. For the 13 and 26 weeks ended August 3, 2019 gross borrowing under the Revolving Line of Credit were $219,714 and $405,330, respectively. For the 13 and 26 weeks ended August 1, 2020, gross paydowns under the Revolving Line of Credit were $419,134 and $685,932, respectively. For the 13 and 26 weeks ended August 3, 2019, gross paydowns under the Revolving Line of Credit were $234,737 and $424,017, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of August 1, 2020 and February 1, 2020:

	August 1,	February 1,
	2020	2020
Term loan	$16,000	30,000
Less debt issuance costs	(99)	(283)
	15,901	29,717
Less current portion, net of discount and debt issuance costs	—	(5,936)
Long-term portion	$15,901	$23,781

Term Loan

On May 23, 2018, Sportsman’s Warehouse, a wholly owned subsidiary of Holdings, as lead borrower, and Wells Fargo, with a consortium of banks led by Wells Fargo, entered into the Amended Credit Agreement.  The Amended Credit Agreement governs the Revolving Line of Credit and the Term Loan.  The Term Loan was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023.  Information on the Revolving Line of Credit is provided in Note 7.

The Term Loan bears interest at a rate of LIBOR plus 5.75%. The effective rate for the Term Loan as of August 1, 2020 was 6.75%

As of August 1, 2020, and February 1, 2020, the Term Loan had an outstanding balance of $16,000 and $30,000, respectively. The outstanding amounts under the Term Loan as of August 1, 2020 and February 1, 2020 are offset on the condensed consolidated balance sheets by debt issuance costs of $99 and $283, respectively.

During the 13 and 26 weeks ended August 1, 2020, the Company recognized $110 and $131, respectively, of non-cash interest expense with respect to the amortization of the deferred financing fees. During the 13 and 26 weeks ended August 3, 2019, the Company recognized $21 and $43, respectively, of non-cash interest expense with respect to the amortization of the deferred financing fees.

During the 13 weeks ended August 1, 2020, the Company paid the required quarterly payment on the Term Loan of $2,000 and made additional voluntary prepayments of $8,000 on the Term Loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 1, 2020, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized an income tax expense of $12,009 and $1,911 in the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. The Company’s effective tax rate for the 13 weeks ended August 1, 2020 and August 3, 2019 was 27.0% and 25.8%, respectively. The Company recognized an income tax expense of $11,160 and an income tax benefit of $92 in the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. The Company’s effective tax rate for the 26 weeks ended August 1, 2020 and August 3, 2019 was 26.3% and 172.4%, respectively. The change in the effective tax rate for the 26 weeks ended August 3, 2019 was primarily due to near breakeven loss before tax for the period and various discrete items. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net income	$32,461	$5,498	$31,331	$39
Weighted-average shares of common stock outstanding:
Basic	43,537	43,130	43,430	43,065
Dilutive effect of common stock equivalents	831	25	668	25
Diluted	44,368	43,155	44,098	43,090
Basic earnings per share	$0.75	$0.13	$0.72	$0.00
Diluted earnings per share	$0.73	$0.13	$0.71	$0.00
Restricted stock units considered anti-dilutive and excluded in the calculation	7	135	33	36

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended August 1, 2020 the Company recognized total stock-based compensation expense of $818 and $1,554, respectively. During the 13 and 26 weeks ended August 3, 2019 the Company recognized total stock-based compensation expense of $494 and $948, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of August 1, 2020, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,535. As of August 1, 2020, there were 1,293 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 weeks ended August 1, 2020, 40 shares were issued under the ESPP and, as of August 1, 2020, the number of shares available for issuance was 406.

Nonvested Restricted Stock Awards

During the 13 and 26 weeks ended August 1, 2020 and August 3, 2019, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at August 3, 2019	—	$—

Nonvested Performance-Based Stock Awards

During the 13 weeks ended August 1, 2020, the Company did not issue any nonvested performance-based stock awards. During the 26 weeks ended August 1, 2020, the Company issued 206 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.95 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2020, 2021, and 2022 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 412, and the “target” number of shares subject to the award is 206 as reported below. Following the end of the performance period (fiscal years 2020, 2021, and 2022), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 and 26 weeks ended August 3, 2019, the Company issued 289 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.56 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued was contingent on management achieving fiscal year 2019 performance targets for omni-channel revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares would vest. The maximum number of shares subject to the award is 578, and the “target” number of shares subject to the award is 289 as reported below. Following the end of the performance period (fiscal year 2019), the number of shares eligible to vest, based on actual performance, was 226

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	206	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at August 1, 2020	418	$4.73

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	289	3.56
Forfeitures	(7)	4.91
Vested	(6)	11.25
Balance at August 3, 2019	310	$3.64

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended August 1, 2020, the Company issued 44 and 426, nonvested stock units, respectively, to employees and directors of the Company at an average value of $6.30 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	426	6.30
Forfeitures	(40)	4.31
Vested	(298)	4.39
Balance at August 1, 2020	832	$5.30

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	616	4.06
Forfeitures	(43)	5.18
Vested	(211)	4.84
Balance at August 3, 2019	803	$4.27

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

TMS McCarthy, LP, Etc., Pltf. v. Sportsman’s Warehouse Southwest, Inc. Etc. Et Al., Dfts.- On June 23, 2020 TMS McCarthy, LP filed a complaint against Sportsman’s Warehouse Southwest, Inc., a wholly owned subsidiary of Sportsman’s Warehouse Holdings Inc., claiming the Company wrongfully terminated the lease relating to one of its stores. The Company believes the plaintiffs’ complaint is without merit based on the plain language of the lease at issue and on August 14, 2020 filed a counterclaim for declaratory relief. No reasonable estimate of the amount of any potential losses or range of potential losses relating to this matter can be determined at this time.

(13) Acquisition of Field and Stream Stores

2020 Acquisitions

On February 14, 2020, Sportsman’s Warehouse Inc. (“SWI”), a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “2020-I Purchase Agreement”) with DICK’s Sporting Goods (“DICK’S”). Pursuant to the 2020-I Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Kentucky and operated by DICK’S (the “2020-I Acquisition”). The acquisition of the 2020-I Acquisition closed on March 12, 2020 (the “2020-I Closing Date”). On the 2020-I Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020-I Acquisition location. Pursuant to the 2020-I Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2020-I Acquisition pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days after the 2020-I Closing Date.

The aggregate consideration to be paid to DICK’S under the 2020-I Purchase Agreement is $2,100 (the “2020-I Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-I Purchase Agreement. On the 2020-I Closing Date, SWI drew $1,100 under the Revolving Line of Credit to fund a portion of the 2020-I Purchase Price. The remaining approximately $1,000 of consideration owed to DICK’S in connection with the acquisition was paid in June 2020.

On March 6, 2020, SWI, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “2020-II Purchase Agreement”) with DICK’S. Pursuant to the 2020-II Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Michigan and operated by DICK’S (the “2020-II Acquisition”). The acquisition of the 2020-II Acquisition closed on May 14, 2020 (the “2020-II Closing Date”). On the 2020-II Closing Date, SWI entered into a sublease with DICK’s with respect to the location. Pursuant to the 2020-II Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2020-II Acquisition pursuant to which DICK’S will provide transition services to the Company for a period of up to 120 days after the 2020-II Closing Date.

The aggregate consideration to be paid to DICK’S under the 2020-II Purchase Agreement is $2,411 (the “2020-II Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-II Purchase Agreement. On the 2020-II Closing Date, SWI drew $1,317 under the Revolving Line of Credit to fund a portion of the 2020-II Purchase Price. The remaining approximately $1,100 of consideration owed to DICK’S in connection with the acquisition was paid in August 2020.

As part of the acquisitions, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the three and six months ended August 1, 2020 were $6 and $35, respectively, which were included as a component of selling, general, and administrative expenses.

The following table summarizes the 2020-I Purchase Price consideration and related cash outflow at the 2020-I Closing Date:

March 12, 2020
Cash paid to seller	$1,075
Payable to seller	1,024
Total purchase price	$2,099

The net 2020-I purchase price of $2,100 was preliminarily allocated solely to the inventory acquired. In conjunction with the 2020-I acquisition, the Company recorded a right of use asset and liability relating to the lease entered into in the amount of $1,794.

The following table summarizes the 2020-II Purchase Price consideration and related cash outflow at the 2020-II Closing Date:

May 14, 2020
Cash paid to seller	$1,317
Payable to seller	1,094
Total purchase price	$2,411

The net 2020-II purchase price of $2,400 was preliminarily allocated solely to the inventory and fixed assets acquired. In conjunction with the 2020-II acquisition, the Company recorded a right of use asset and liability relating to the lease entered into in the amount of $5,604.

2019 Acquisition

On September 28, 2019, SWI entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S. Pursuant to the Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “2019 Acquired Stores”). The 2019 Acquired Stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight 2019 Acquired Stores closed on October 11, 2019 (the “Closing Date”). On or prior to the Closing Date, SWI entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2019 Acquired Stores pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days of the Closing Date.

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

Right of Use Asset and Liability for the 2019 Acquisition

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

Goodwill for the 2019 Acquisition

Goodwill represents the excess of the purchase price over the fair value of the assets acquired. The Company believes that the primary factors supporting the amount of goodwill is the workforce acquired in the store locations. The amount of goodwill that is amortizable for tax purposes is $4,134.

Pro Forma Results for 2019 Acquisition and 2020 Acquisitions

The following pro forma results are based on the individual historical results of the 2019 and 2020 acquisitions with adjustments to give effect to the combined operations as if the acquisition had been consummated at the beginning of fiscal year 2019. The pro forma results are intended for informational purposes only and do not purport to represent what the combined results of operations would actually have been had the acquisition in fact occurred at the beginning of the earliest period presented. The pro forma information includes the following adjustments (i) depreciation based on the fair value of acquired property, plant, and equipment; (ii) cost of goods sold based on the step-up in fair value of the acquired inventory; (iii) interest expense incurred in connection with the borrowings on the revolving line of credit used to finance the acquisition; and (iv) elimination of acquisition expenses.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Net sales	$380,989	230,235	629,465	419,310
Net income	$32,462	5,559	31,340	100

Earnings per share:
Basic	$0.75	0.13	0.72	0.00
Diluted	$0.73	0.13	0.71	0.00

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 106 stores in 27 states, totaling approximately 4.2 million gross square feet. During fiscal year 2020 to date, we have opened two new stores, acquired two new store locations, and closed one store. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one single operating and reportable segment.

Recent Developments

Update on Impact of COVID-19 Pandemic

From mid-March through the end of the second quarter of 2020, the Company experienced a significant increase in sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. As a result of the higher proportion of firearms and ammunition sales, our product mix during the first half of fiscal year 2020 has been impacted, which has had a negative effect on our gross margin rate.

The increased demand we have experienced since mid-March 2020 resulted in our net sales increasing by 62.7% to $627.8 million during the 26 weeks ended August 1, 2020 compared to the corresponding period of fiscal year 2019. Within our net sales, our hunting and shooting category increased by 92.5% to $166.7 million in the first half of fiscal year 2020 compared to the first half of fiscal year 2019. Further, our same store sales increased 46.5% during the 26 weeks ended August 1, 2020 compared to the corresponding period of fiscal year 2019, with our hunting and shooting same store sales increasing 72.6%. Gross profit increased to $203.9 million during the 26 weeks ended August 1, 2020 compared to $76.5 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to 32.5% for the 26 weeks ended August 1, 2020, compared to 33.0% for the corresponding period of fiscal year 2019 due in part to an increase in lower margin products, such as firearms and ammunition, in our product mix. As of the filing of this 10-Q, all of our 106 stores are open with no significant restrictions or limitations on their operations. We previously had to temporarily close three of our stores and significantly limit operations at eight other locations as a result of local and state regulations in an effort to mitigate the COVID-19 pandemic. We may further restrict the operations of our stores and our distribution facility if we deem this necessary or if recommended or mandated by authorities.

In addition, with respect to our supply chain, we continue to see some interruption with a portion of our vendors. However, we have not yet seen a significant financial impact due to these supply chain disruptions and we are working closely with our vendors to limit the disruption.

While we have experienced increased sales, especially in our hunting and shooting category, since the beginning of the COVID-19 pandemic, we cannot predict the future impact on us of the the COVID-19 outbreak. For instance, our financial results and operations would be significantly impacted if we were required or we deemed it appropriate to temporarily suspend or restrict the operations of a significant number of our stores. Further, the impact of the pandemic on the general economy could impact consumer behavior and dampen discretionary spending. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, the resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, including the potential temporary closing or restrictions on the operations of our stores. For more detailed information on the potential impact of COVID-19 to our business, we refer you to Item 1A, Risk Factors, “The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and related weak, or weakening of, economic or other negative conditions, may disrupt our business, which could have a material adverse effect on our operations, liquidity, financial condition and financial results” in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

●	the impact of the COVID-19 pandemic;
●	changes or anticipated changes to regulations related to some of the products we sell;
●	consumer preferences, buying trends and overall economic trends;
●	our ability to identify and respond effectively to local and regional trends and customer preferences;
●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;
●	the success of our omni-channel strategy and our e-commerce platform;
●	competition in the regional market of a store;
●	atypical weather;
●	changes in our product mix; and
●	changes in pricing and average ticket sales.

Opening new stores and acquiring store locations is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 4%-6% annually, we may deviate from this target if attractive opportunities are presented to open or acquire stores outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

●	increasing our total gross square footage by opening or acquiring new stores;
●	continuing to increase same store sales in our existing markets;
●	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
●	increasing the average ticket sale per customer; and
●	expanding our omni-channel capabilities.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business will allow us to generally maintain or increase our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	65.4	67.5	67.0
Gross profit	33.9	34.6	32.5	33.0
Selling, general, and administrative expenses	21.9	30.0	25.3	31.9
Income from operations	12.0	4.6	7.2	1.1
Interest expense	0.3	1.1	0.4	1.1
Income before income taxes	11.7	3.5	6.8	-
Income tax expense	3.2	0.9	1.8	-
Net income	8.5%	2.6%	5.0%	0.0%
Adjusted EBITDA	14.1%	7.5%	9.8%	4.2%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 1,	August 3,	August 1,	August 3,
Department	Product Offerings	2020	2019	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	17.1%	19.3%	14.4%	15.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.6%	7.4%	5.1%	7.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.9%	17.5%	13.7%	15.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	7.3%	5.2%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.1%	41.1%	55.6%	46.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts	6.6%	7.4%	6.0%	7.5%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended August 1, 2020 Compared to Thirteen Weeks Ended August 3, 2019

Net Sales. Net sales increased by $169.2 million, or 79.9%, to $381.0 million during the 13 weeks ended August 1, 2020 compared to $211.8 million in the corresponding period of fiscal year 2019. Our net sales increased due to a variety of reasons including; increased demand driven by the exit of competitors and market share gains due to increase participation in outdoor activities, increased demand through our e-commerce platform, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, and increased demand due to the upcoming presidential election and social unrest. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $44.0 million to net sales. Same store sales increased by 61.0% for the 13 weeks ended August 1, 2020 compared to the comparable 13 week period of fiscal year 2019, primarily driven by increases in our hunting and shooting department due to the drivers of increased demand discussed above.

All of our departments had increases in net sales for the 13 weeks ended August 1, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in net sales of $98.0 million, or 112.2%. Our camping, fishing, apparel, footwear and optics, electronics, and accessories departments saw increases of $24.9 million, $23.7 million, $5.8 million, $6.3 million and $8.5 million, respectively, in the second quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019 due to increased traffic within our stores and online. Within hunting, our firearm and ammunition categories saw increases of $51.6 million or 157.6% and $27.0 million or 97.4%, respectively, in the second quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019, which increases resulted from the drivers of increased demand discussed above.

Each of our departments also had increases in same store sales, for the 13 weeks ended August 1, 2020, again led by our hunting and shooting department, with an increase of 86.6%. Our camping, fishing, apparel, footwear, and optics, electronics and accessories departments had increases of 45.9%, 45.2%, 19.2%, 29.5%, and 43.6%, respectively, for the second quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019. As of August 1, 2020, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $129.1 million during the 13 weeks ended August 1, 2020 compared to $73.2 million for the corresponding period of fiscal year 2019 primarily as a result of increased sales. As a percentage of net sales, gross profit decreased to 33.9% for the 13 weeks ended August 1, 2020, compared to 34.6% for the corresponding period of fiscal year 2019 due to the change in product mix in the quarter as a result of the majority of revenue being generated from lower margin categories such as firearms and ammunition and a channel mix shift to higher e-commerce driven sales causing increased freight costs. The gross margin decline was partially offset by higher product margins, volume incentives, and other adjustments, which positively impacted gross margin. We expect a continued higher than normal proportion of revenue to come from firearms and ammunition, and a higher volume of sales to be conducted through our eCommerce platform. Both of these factors will continue to put pressure on gross margin partially offset by improved product margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $20.1 million, or 31.8%, to $83.6 million during the 13 weeks ended August 1, 2020 from $63.5 million for the comparable 13-week period of fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $13.6 million, which mostly resulted from the opening of 13 new stores since the end of the second quarter of fiscal year 2019, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $1.5 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, depreciation, and acquisition expenses of $3.9 million due to increased credit card fees, $2.2 million, $0.7 million, and $0.1 million, respectively, during the 13 weeks ended August 1, 2020 primarily related to the opening of 13 new stores since August 3, 2019. As a percentage of net sales, selling, general, and administrative expenses decreased to 21.9% of net sales in the second quarter of fiscal year 2020, compared to 30.0% of net sales in the second quarter of fiscal year 2019, primarily as a result of the significant increase in net sales we experienced in the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019.

Interest Expense. Interest expense decreased by $1.3 million, or 56.8%, to $1.0 million during the 13 weeks ended August 1, 2020 from $2.4 million for the comparable 13-week period of fiscal year 2019. Interest expense decreased primarily as a result of a lower debt balance during the second quarter of fiscal year 2020 compared to the second quarter of fiscal year 2019. The outstanding principal amount of our term loan has decreased from $32.0 million as of August 3, 2019 to $16.0 million as of August 1, 2020, which reflects a $10.0 million repayment during the second quarter of fiscal year 2020, and we had outstanding borrowings under our revolving credit facility of $137.3 million as of August 3, 2019 compared to $20.5 million as of August 1, 2020.

Income Taxes. We recognized income tax expense of $12.0 million and $1.9 million during the 13 weeks ended August 1, 2020 and August 3, 2019, respectively. Our effective tax rate for the 13 weeks ended August 1, 2020 and August 3, 2019 was 27.01% and 25.81%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended August 1, 2020 Compared to Twenty-Six Weeks Ended August 3, 2019

Net Sales. Net sales increased by $242.0 million, or 62.7%, to $ 627.8 million during the 26 weeks ended August 1, 2020 compared to $385.8 million in the corresponding period of fiscal year 2019. Our net sales increased due to a variety of reasons including: increased demand driven by the exit of competitors and market share gains due to increase participation in outdoor activities, increased demand through our e-commerce platform, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, and increased demand due to the upcoming presidential election. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $67.7 million to net sales. Same store sales also increased by 46.5% for the 26 weeks ended August 1, 2020 compared to the comparable 26 week period of fiscal year 2019, primarily driven by increases in our hunting department due to the drivers of increased demand discussed above.

All of our departments had increases in net sales for the 26 weeks ended August 1, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in net sales of $166.7 million, or 92.5%. Our camping, fishing, apparel, footwear, and optics, electronics, and accessories departments also had increases in net sales of $29.7 million, $27.8 million, $2.6 million, $4.2 million and $8.7 million, respectively, in the first half of fiscal year 2020 compared to the comparable 26-week period of fiscal year 2019 due to increased traffic within our stores and online. Within hunting, our firearm and ammunition categories saw increases of $82.6 million, or 116.6%, and $57.2 million, or 101.8%, respectively, in the first half of fiscal year 2020 compared to the comparable 26-week period of fiscal year 2019, which increases resulted from the drivers of increased demand discussed above.

Each of our departments, other than apparel, had increases in same store sales for the 26 weeks ended August 1, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in same store sales of 72.6%. Our camping, fishing, optics, electronics and accessories, and footwear departments had increases in same store sales of 36.1%, 31.9%, 23.8%, and 6.2% respectively, for the 26-weeks ended August 1, 2020 compared to the comparable 26-week period of fiscal year 2019. Our apparel department had a decrease of 4.3% in same store sales for the 26-week period ended August 1, 2020 compared to the comparable 26-week period of fiscal year 2019. We believe the decrease in our apparel department resulted from decreased demand as a result of the COVID-19 pandemic. As of August 1, 2020, we had 92 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $203.9 million during the 26 weeks ended August 1, 2020 compared to $76.5 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to 32.5% for the 26 weeks ended August 1, 2020, compared to 33.0% for the corresponding period of fiscal year 2019 due to the change in product mix in the quarter as a result of the majority of revenue being generated from lower margin categories such as firearms and ammunition and a channel mix shift to higher e-commerce driven sales causing increased freight costs. The gross margin decline was partially offset by higher product margins, volume incentives, and other adjustments, which positively impacted gross margin.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $35.8 million, or 29.1%, to $158.8 million during the 26 weeks ended August 1, 2020 from $123.0 million for the comparable 26-week period of fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $20.1 million, which mostly resulted from the opening of 13 new stores since the end of the second quarter of fiscal year 2019, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $2.6 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, depreciation, and acquisition expenses of $9.3 million due to increased credit card fees, $4.4 million, which includes $0.8 million of asset write-offs relating to the closing of one store during the first quarter, $2.2 million, and $0.1 million, respectively, primarily related to the opening of 13 new stores since August 3, 2019. As a percentage of net sales, selling, general, and administrative expenses decreased to 25.3% of net sales in the first half of fiscal year 2020, compared to 31.9% of net sales in the first half of fiscal year 2019, primarily as a result of the significant increase in net sales we experienced in the 26 weeks ended August 1, 2020 compared to the corresponding period in fiscal year 2019.

Interest Expense. Interest expense decreased by $1.9 million, or 42.8%, to $2.6 million during the 26 weeks ended August 1, 2020 from $4.5 million for the comparable 26-week period of fiscal year 2019. Interest expense decreased primarily as a result of our lower debt balances during the first half of fiscal year 2020 compared to the first half of fiscal year 2020 as noted above.

Income Taxes. We recognized an income tax expense of $11.2 million and an income tax benefit of $0.1 million during the 26 weeks ended August 1, 2020 and August 3, 2019, respectively. Our effective tax rate for the 26 weeks ended August 1, 2020 and August 3, 2019 was 26.3% and 172.4%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumers’ holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. While we typically would expect our net sales to continue to reflect this seasonal pattern, we may not recognize higher sales volume in the third and fourth fiscal quarters of fiscal year 2020 because of the significant spike in sales in the first two quarters of fiscal year 2020 as a result of the increased demand during the COVID-19 pandemic and other factors noted above.

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

Weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis.

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

For the 26 weeks ended August 1, 2020, we incurred approximately $9.2 million in capital expenditures primarily related to the opening of new stores during the period. We expect total net capital expenditures between $20.0 million and $25.0 million for fiscal year 2020. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 1,	August 3,
	2020	2019

	(in thousands)
Cash flows provided by operating activities	$145,748	$35,434
Cash flows used in investing activities	(12,023)	(14,450)
Cash used in financing activities	(123,122)	(21,056)
Cash at end of period	12,288	1,475

Net cash provided by operating activities was $145.8 million for the 26 weeks ended August 1, 2020, compared to cash provided by operating activities of $35.4 million for the corresponding period of fiscal year 2019, a change of approximately $110.4 million. The increase in our cash flows from operating activities is primarily a result of an increase in net income, which was generated from a significant increase in net sales during the 26 weeks ended August 1, 2020 compared to the 26 weeks ended August 3, 2019, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $12.0 million for the 26 weeks ended August 1, 2020 compared to $14.5 million for the corresponding period of fiscal year 2019. For the 26 weeks ended August 1, 2020, we incurred costs for capital expenditures with respect to opening new stores and the acquisition of two new store locations purchased from

DICK’s in fiscal year 2020. Our cash flows used investing activities in fiscal year 2020 primarily related to costs incurred in connection with constructing our new corporate office.

Net cash used in financing activities was $123.1 million for the 26 weeks ended August 1, 2020, compared to net cash used in financing activities of $21.1 million for the corresponding period of fiscal year 2019. During the 26 weeks ended August 1, 2020, we repaid $113.2 million, net of borrowings, on our revolving line of credit and $14.0 million principal outstanding on our term loan. For the 26 weeks ended August 3, 2019, we repaid $17.2 million, net of borrowings, on our revolving line of credit and $4.0 million principal outstanding on our term loan.

Our outstanding debt consists of our $250.0 million revolving credit facility and our $40.0 million term loan. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility and term loan are governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended and restated credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of August 1, 2020, we had $20.5 million outstanding under the revolving credit facility, with $171.2 million available for borrowing, subject to certain borrowing base restrictions, and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount outstanding of $16.0 million.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of August 1, 2020 was 1.89%.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility and term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of August 1, 2020, we were in compliance with all covenants under our credit agreement.

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

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. During the 13 weeks ended August 1, 2020, we repaid approximately $112.4 million under our revolving credit facility and $10.0 million under our term loan. As of August 1, 2020, we had (i) $20.5 million outstanding under our revolving credit facility, with $171.2 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and (ii) $16.0 million outstanding under our term loan. All other changes to our contractual obligations during the 13 and 26 weeks ended August 1, 2020 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 3,	August 1,	August 3,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$32,461	$5,498	$31,331	$39
Interest expense	1,017	2,353	2,551	4,458
Income tax expense	12,009	1,911	11,160	(92)
Depreciation and amortization	5,318	4,645	10,681	9,258
Stock-based compensation expense (1)	818	494	1,554	948
Pre-opening expenses (2)	431	672	819	1,001
Hazard pay (3)	1,500	—	2,600	—
Acquisition costs (4)	6	—	35	—
Store closure (5)	—	—	1,039	—
Executive transition costs (6)	—	266	—	623
Adjusted EBITDA	$53,560	$15,839	$61,770	$16,235

Adjusted EBITDA margin	14.1%	7.5%	9.8%	4.2%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	Expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020
(5)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(6)	Costs incurred for the recruitment and hiring of key executive officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At August 1, 2020, the weighted average interest rate on our borrowings under our revolving credit facility was 1.89%. Based on a sensitivity analysis at August 1, 2020, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would increase our annual interest expense by approximately $0.2 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of August 1, 2020 due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation

As previously described in Part II, Item 9A of our Annual Report on Form 10-K for the fiscal year ended February 2, 2020, we began implementing a remediation plan to address the material weakness mentioned above. The material weakness will not be considered remediated until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2020.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are subject to various legal proceedings and claims, including employment claims, wage and hour claims, intellectual property claims, contractual and commercial disputes and other matters that arise in the ordinary course of our business. While the outcome of these and other claims cannot be predicted with certainty, we do not believe that the likelihood of a loss for any of these matters individually or in the aggregate is probable or reasonably estimable such that they will have a material adverse effect on our business, results of operations or financial condition. See Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information.

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

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 10-Q filed on Form 8-K on April 3, 2020).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 4, 2020	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2020	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)