Form 10-Q
period 2020-10-31
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2020-12-03
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2020

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

As of December 3, 2020, the registrant had 43,613,789 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended October 31, 2020 and November 2, 2019 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2020 and the third quarter of fiscal year 2019, respectively. Fiscal year 2020 contains 52 weeks of operations and will end on January 30, 2021. Fiscal year 2019 contained 52 weeks of operations ended on February 1, 2020.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the impact of COVID-19 pandemic and measures intended to reduce its spread on our operations;
●	our ability to integrate the twelve stores we recently acquired from Dick’s Sporting Goods;
●	our retail-based business model and the impact of general economic conditions and economic and financial uncertainties on consumer spending;
●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition;
●	our concentration of stores in the Western United States;
●	the highly fragmented and competitive industry in which we operate and the potential for increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
●	our entrance into new markets or operations in existing markets, which may not be successful; and
●	remediation of identified material weaknesses in our internal control over financial reporting.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	October 31,	February 1,
	2020	2020
Assets
Current assets:
Cash	$19,314	$1,685
Accounts receivable, net	462	904
Merchandise inventories	322,078	275,505
Income tax receivable	—	812
Prepaid expenses and other	14,564	12,732
Total current assets	356,418	291,638
Operating lease right of use asset	239,254	224,520
Property and equipment, net	99,495	98,767
Goodwill	1,496	1,496
Definite lived intangibles, net	299	220
Total assets	$696,962	$616,641

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$135,949	$38,157
Accrued expenses	106,430	70,118
Income taxes payable	5,315	—
Operating lease liability, current	35,730	34,487
Revolving line of credit	—	116,078
Current portion of long-term debt, net of discount and debt issuance costs	—	5,936
Total current liabilities	283,424	264,776
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	7,950	23,781
Deferred income taxes	4,154	562
Operating lease liability, noncurrent	227,333	217,254
Total long-term liabilities	239,437	241,597
Total liabilities	522,861	506,373

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,591 and 43,296 shares issued and outstanding, respectively	436	433
Additional paid-in capital	88,823	86,806
Accumulated earnings	84,842	23,029
Total stockholders' equity	174,101	110,268
Total liabilities and stockholders' equity	$696,962	$616,641

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$385,748	$242,466	$1,013,572	$628,249
Cost of goods sold	255,166	158,256	679,122	416,644
Gross profit	130,582	84,210	334,450	211,605

Selling, general, and administrative expenses	92,252	68,336	251,077	191,326
Income from operations	38,330	15,874	83,373	20,279
Bargain purchase gain	(2,218)	—	(2,218)	—
Interest expense	536	2,094	3,088	6,552
Income before income taxes	40,012	13,780	82,503	13,727
Income tax expense	9,530	3,287	20,690	3,195
Net income	$30,482	$10,493	$61,813	$10,532
Earnings per share:
Basic	$0.70	$0.24	$1.42	$0.24
Diluted	$0.68	$0.24	$1.40	$0.24
Weighted average shares outstanding:
Basic	43,609	43,230	43,490	43,126
Diluted	44,510	43,559	44,260	43,316

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended October 31, 2020 and November 2, 2019
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at August 3, 2019	43,230	$432	—	$—	$85,422	$2,853	$88,707
Stock based compensation	—	—	—	—	619	—	619
Net income	—	—	—	—	—	10,493	10,493
Balance at November 2, 2019	43,230	$432	—	$—	$86,041	$13,346	$99,819

Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737
Stock based compensation	—	—	—	—	882	—	882
Net income	—	—	—	—	—	30,482	30,482
Balance at October 31, 2020	43,591	$436	—	$—	$88,823	$84,842	$174,101

For the Thirty-Nine Weeks Ended October 31, 2020 and November 2, 2019
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	54	—	—	—	174	—	174
Stock based compensation	—	—	—	—	1,567	—	1,567
Net income	—	—	—	—	—	10,532	10,532
Balance at November 2, 2019	43,230	$432	—	$—	$86,041	$13,346	$99,819

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	2,436	—	2,436
Net income	—	—	—	—	—	61,813	61,813
Balance at October 31, 2020	43,591	$436	—	$—	$88,823	$84,842	$174,101
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2020	2019
Cash flows from operating activities:
Net income	$61,813	$10,532
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	15,992	14,070
Amortization and write-off of discount on debt and deferred financing fees	422	252
Amortization of definite lived intangible	21	20
Loss (gain) on asset dispositions	937	(311)
Gain on bargain purchase	(2,218)	—
Noncash lease expense	17,760	22,132
Deferred income taxes	2,801	(245)
Stock-based compensation	2,436	1,567
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	442	(371)
Operating lease liabilities	(20,781)	(22,571)
Merchandise inventories	(38,887)	(42,142)
Prepaid expenses and other	(2,021)	165
Accounts payable	94,900	70,270
Accrued expenses	31,992	3,449
Income taxes payable and receivable	6,127	1,030
Net cash provided by operating activities	171,736	57,847
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(15,394)	(22,914)
Acquisition of Field and Stream stores, net of cash acquired	(4,778)	(19,074)
Proceeds from sale of property and equipment	—	311
Net cash used in investing activities	(20,172)	(41,677)
Cash flows from financing activities:
Net payments on line of credit	(116,078)	(13,541)
Increase in book overdraft, net	4,559	3,756
Proceeds from issuance of common stock per employee stock purchase plan	273	174
Payment of withholdings on restricted stock units	(689)	(369)
Principal payments on long-term debt	(22,000)	(6,000)
Net cash used in financing activities	(133,935)	(15,980)
Net change in cash	17,629	190
Cash at beginning of period	1,685	1,547
Cash at end of period	$19,314	$1,737

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,087	$6,761
Income taxes, net of refunds	11,763	2,416

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$33,392	$48,737
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$1,991	$2,636
Payable to seller relating to acquisition of Field and Stream stores	$1,774	$9,462

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 31, 2020, the Company operated 112 stores in 27 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one single operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2020 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 31, 2020 are not necessarily indicative of the results to be obtained for the year ending January 30, 2021. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2020 filed with the SEC on April 9, 2020 (the “Fiscal 2019 Form 10-K”).

Impact of COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company was also limited the number of customers in its stores at any one time. During the second quarter of fiscal 2020, the Company returned to normal operating hours in each of its stores. The Company may again restrict the operations of its stores and its distribution facility if it deems this appropriate or if recommended or mandated by authorities.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2019 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (“Topic 740”)-Simplifying the Accounting for Income Taxes, which removes certain exception to the general principles in Topic 740 and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this ASU on January 31, 2021 Management is currently evaluating the impact of the adoption of this ASU on the Company’s consolidated financial statements and related disclosures.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of October 31, 2020 and February 1, 2020:

	October 31, 2020	February 1, 2020
Right of return assets, which are included in prepaid expenses and other	$2,323	$1,683
Estimated gift card contract liability, net of breakage	(16,088)	(13,575)
Estimated loyalty contract liability, net of breakage	(8,654)	(9,621)
Sales return liabilities, which are included in accrued expenses	(3,467)	(2,512)

For the 13 and 39 weeks ended October 31, 2020, the Company recognized approximately $287 and $809 in gift card breakage and approximately $820 and $2,148 in loyalty reward breakage, respectively. For the 13 and 39 weeks ended November 2, 2019, the Company recognized approximately $235 and $740 in gift card breakage and approximately $404 and $1,064 in loyalty reward breakage, respectively. For the 13 and 39 weeks ended October 31, 2020, the Company recognized revenue of $1,428 and $6,849 relating to contract liabilities that existed at February 1, 2020.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 31,	November 2,	October 31,	November 2,
Department	Product Offerings	2020	2019	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.9%	14.9%	13.8%	15.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.6%	10.3%	6.5%	8.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.8%	8.9%	11.5%	12.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.6%	7.5%	5.3%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	48.5%	56.3%	47.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.7%	9.9%	6.6%	8.4%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of October 31, 2020 and February 1, 2020 were as follows:

	October 31,	February 1,
	2020	2020
Furniture, fixtures, and equipment	$93,459	$84,059
Leasehold improvements	107,026	103,791
Construction in progress	5,241	1,571
Total property and equipment, gross	205,726	189,421
Less accumulated depreciation and amortization	(106,231)	(90,654)
Total property and equipment, net	$99,495	$98,767

(5) Accrued Expenses

Accrued expenses consisted of the following as of October 31, 2020 and February 1, 2020:

	October 31,	February 1,
	2020	2020
Book overdraft	$20,386	$15,827
Unearned revenue	29,928	25,705
Accrued payroll and related expenses	25,605	11,436
Sales and use tax payable	9,134	5,169
Accrued construction costs	796	1,112
Other	20,581	10,869
Total accrued expenses	$106,430	$70,118

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

In the 13 and 39 weeks ended October 31, 2020, the Company recorded a non-cash increase, net of terminations, of $20,329 and $32,102, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (“CAM”), recorded during the 13 and 39 weeks ended October 31, 2020 was $17,068 and $50,270, respectively.

In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 and 39 weeks ended November 2, 2019 was $14,666 and $43,480, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2020	2019
Operating cash flows from operating leases	$(41,257)	$(36,300)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(41,257)	(36,300)

	As of October 31,	As of November 2,
	2020	2019

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$33,392	$48,737
Terminated right-of-use assets and liabilities	(3,202)	—
Weighted-average remaining lease term - operating leases	5.11	5.52
Weighted-average discount rate - operating leases	8.09%	7.90%

In accordance with ASC 842, maturities of operating lease liabilities as of October 31, 2020 were as follows:

Operating
Year Endings:	Leases
2020 (remainder)	$14,416
2021	56,232
2022	53,245
2023	48,574
2024	40,158
Thereafter	161,734
Undiscounted cash flows	$374,359
Reconciliation of lease liabilities:
Present values	$263,063
Lease liabilities - current	35,730
Lease liabilities - noncurrent	227,333
Lease liabilities - total	$263,063
Difference between undiscounted and discounted cash flows	$111,296

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

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other. Fees associated with the Term Loan offset the loan balance on the condensed consolidated balance sheet of the Company.

As of October 31, 2020, and February 1, 2020, the Company had $0 and $123,478 in outstanding revolving loans under the Revolving Line of Credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $16,844 and $7,400 as of

October 31, 2020 and February 1, 2020, respectively. As of October 31, 2020, the Company had stand-by commercial letters of credit of $1,705 under the terms of the Revolving Line of Credit.

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

As of October 31, 2020, the Revolving Line of Credit had $646 in deferred financing fees and as of February 1, 2020, the Revolving Line of Credit had $834 in deferred financing fees. During the 13 and 39 weeks ended October 31, 2020, the Company recognized $63 and $188, respectively of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 39 weeks ended November 2, 2019, the Company recognized $67 and $188, respectively of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 39 weeks ended October 31, 2020, gross borrowings under the Revolving Line of Credit were $403,960 and $984,577, respectively. For the 13 and 39 weeks ended November 2, 2019 gross borrowing under the Revolving Line of Credit were $271,309 and $676,639, respectively. For the 13 and 39 weeks ended October 31, 2020, gross paydowns under the Revolving Line of Credit were $424,826 and $1,110,758, respectively. For the 13 and 39 weeks ended November 2, 2019, gross paydowns under the Revolving Line of Credit were $268,972 and $692,989, respectively.

(8) Long-Term Debt

Long-term debt consisted of the following as of October 31, 2020 and February 1, 2020:

	October 31,	February 1,
	2020	2020
Term loan	$8,000	30,000
Less debt issuance costs	(50)	(283)
	7,950	29,717
Less current portion, net of discount and debt issuance costs	—	(5,936)
Long-term portion	$7,950	$23,781

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

The Term Loan bears interest at a rate of LIBOR plus 5.75%. The effective rate for the Term Loan as of October 31, 2020 was 6.75%

As of October 31, 2020, and February 1, 2020, the Term Loan had an outstanding balance of $8,000 and $30,000, respectively. The outstanding amounts under the Term Loan as of October 31, 2020 and February 1, 2020 are offset on the condensed consolidated balance sheets by debt issuance costs of $50 and $283, respectively.

During the 13 and 39 weeks ended October 31, 2020, the Company recognized $102 and $233, respectively, of non-cash interest expense with respect to the amortization of the deferred financing fees. During the 13 and 39 weeks ended November 2, 2019, the Company recognized $21 and $64, respectively, of non-cash interest expense with respect to the amortization of the deferred financing fees.

During the 13 weeks ended October 31, 2020, the Company made a voluntary $8,000 payment on the Term Loan.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 31, 2020, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(9) Income Taxes

The Company recognized an income tax expense of $9,530 and $3,287 in the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. The Company’s effective tax rate for the 13 weeks ended October 31, 2020 and November 2, 2019 was 23.8% and 23.9%, respectively. The Company recognized an income tax expense of $20,690 and $3,195 in the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. The Company’s effective tax rate for the 39 weeks ended October 31, 2020 and November 2, 2019 was 25.1% and 23.3%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net income	$30,482	$10,493	$61,813	$10,532
Weighted-average shares of common stock outstanding:
Basic	43,609	43,230	43,490	43,126
Dilutive effect of common stock equivalents	901	329	770	190
Diluted	44,510	43,559	44,260	43,316
Basic earnings per share	$0.70	$0.24	$1.42	$0.24
Diluted earnings per share	$0.68	$0.24	$1.40	$0.24
Restricted stock units considered anti-dilutive and excluded in the calculation	4	16	25	42

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended October 31, 2020 the Company recognized total stock-based compensation expense of $882 and $2,436, respectively. During the 13 and 39 weeks ended November 2, 2019 the Company recognized total stock-based compensation expense of $619 and $1,567, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of October 31, 2020, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,598. As of October 31, 2020, there were 1,207 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. Shares are issued under the ESPP twice yearly at the end of each offering period. For the 13 weeks ended October 31, 2020, no shares were issued under the ESPP and, as of October 31, 2020, the number of shares available for issuance was 406.

Nonvested Restricted Stock Awards

During the 13 and 39 weeks ended October 31, 2020 and November 2, 2019, the Company did not issue any nonvested restricted stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	26	$11.25
Grants	—	—
Forfeitures	—	—
Vested	(26)	11.25
Balance at November 2, 2019	—	$—

Nonvested Performance-Based Stock Awards

During the 13 weeks ended October 31, 2020, the Company did not issue any nonvested performance-based stock awards. During the 39 weeks ended October 31, 2020, the Company issued 206 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.95 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2020, 2021, and 2022 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 412, and the “target” number of shares subject to the award is 206 as reported below. Following the end of the performance period (fiscal years 2020, 2021, and 2022), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended November 2, 2019 the Company did not issue any performance-based stock awared. During the 39 weeks ended November 2, 2019, the Company issued 289 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.56 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued was contingent on management achieving fiscal year 2019 performance targets for omni-channel revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares would vest. The maximum number of shares subject to the award is 578, and the “target” number of shares subject to the award is 289 as reported below. Following the end of the performance period (fiscal year 2019), the number of shares eligible to vest, based on actual performance, was 226.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	206	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at October 31, 2020	418	$4.73

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	289	3.56
Forfeitures	(7)	4.91
Vested	(6)	11.25
Balance at November 2, 2019	310	$3.64

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended October 31, 2020, the Company issued 4 and 430, nonvested stock units, respectively, to employees and directors of the Company at an average value of $6.37 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary. The shares issued to members of the Board of Directors of the Company vest over a twelve month period.

During the 13 and 39 weeks ended November 2, 2019, the Company issued 6 and 622 nonvested stock units to employees and members of the Board of Directors of the Company at an average value of $4.08 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary. The shares issued to the members of the Board of Directors of the Company vest over a twelve month period.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	430	6.37
Forfeitures	(63)	4.71
Vested	(320)	4.70
Balance at October 31, 2020	791	$5.25

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	622	4.08
Forfeitures	(53)	5.13
Vested	(237)	4.74
Balance at November 2, 2019	773	$4.29

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

(13) Acquisition of Field and Stream Stores

2020 Acquisitions

On February 14, 2020, SWI, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “2020-I Purchase Agreement”) with DICK’s Sporting Goods (“DICK’S”). Pursuant to the 2020-I Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Kentucky and operated by DICK’S (the “2020-I Acquisition”). The acquisition of the 2020-I Acquisition closed on March 12, 2020 (the “2020-I Closing Date”). On the 2020-I Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020-I Acquisition location. Pursuant to the 2020-I Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days after the 2020-I Closing Date.

The aggregate consideration paid to DICK’S under the 2020-I Purchase Agreement was $2,139 (the “2020-I Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-I Purchase Agreement. On the 2020-I Closing Date, SWI drew $1,100 under the Revolving Line of Credit to fund a portion of the 2020-I Purchase Price. The remaining approximately $1,000 of consideration owed to DICK’S in connection with the acquisition was paid in June 2020.

On March 6, 2020, SWI, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “2020-II Purchase Agreement”) with DICK’S. Pursuant to the 2020-II Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Michigan and operated by DICK’S (the “2020-II Acquisition”). The 2020-II Acquisition closed on May 14, 2020 (the “2020-II Closing Date”). On the 2020-II Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020-II Acquisition. Pursuant to the 2020-II Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2020-II Acquisition pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days after the 2020-II Closing Date.

The aggregate consideration paid to DICK’S under the 2020-II Purchase Agreement was $2,411 (the “2020-II Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-II Purchase Agreement. On the 2020-II Closing Date, SWI drew $1,317 under the Revolving Line of Credit to fund a portion of the 2020-II Purchase Price. The remaining approximately $1,100 of consideration owed to DICK’S in connection with the acquisition was paid in August 2020.

On September 16, 2020, SWI, a wholly owned subsidiary of the Company, entered into an Asset Purchase Agreement (the “2020-III Purchase Agreement”) with DICK’S. Pursuant to the 2020-III Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to two Field & Stream stores located in South Carolina and Pennsylvania and operated by DICK’S (the “2020-III Acquisition”). The 2020-III Acquisition closed on October 8, 2020 (the “2020-III Closing Date”). On the 2020-III Closing Date, SWI entered into a sublease with DICK’s with respect to the locations. Pursuant to the 2020-III Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement pursuant to which DICK’S will provide transition services to the Company for a period of up to 120 days after the 2020-III Closing Date.

The aggregate consideration to be paid to DICK’S under the 2020-III Purchase Agreement is $2,000, net of rent concessions and deferrals of $2,597 (the “2020-III Purchase Price”), and subject to certain post-closing adjustments set forth in the 2020-III Purchase Agreement. On the 2020-III Closing Date, SWI drew $226 under the Revolving Line of Credit to fund a portion of the 2020-III Purchase Price. The remaining approximately $1,774 of consideration owed to DICK’S in connection with the acquisition is due in January 2021.

As part of the acquisitions that closed in 2020, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the three and nine months ended October 31, 2020 were $297 and $332, respectively, which were included as a component of selling, general, and administrative expenses.

The acquired locations were in line with the seller’s intention to reduce its footprint in the hunting and firearms business, which resulted in a below fair value purchase price consideration shown in the tables below.

The following table summarizes the 2020-I Purchase Price consideration and related cash outflow at the 2020-I Closing Date:

March 12, 2020
Cash paid to seller	$1,075
Payable to seller	1,064
Total purchase price	$2,139

The net 2020-I Purchase Price of $2,139 has been preliminarily allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-I Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-I Purchase price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

March 12, 2020
Cash	$10
Inventory	2,133
Property, plant, and equipment	892
Operating lease right of use asset	2,070
Operating lease right of use liability	(1,794)
Deferred tax liability	(314)
Bargain purchase	(858)
Total	$2,139

The following table summarizes the 2020-II Purchase Price consideration and related cash outflow at the 2020-II Closing Date:

May 14, 2020
Cash paid to seller	$1,317
Payable to seller	1,094
Total purchase price	$2,411

The net 2020-II Purchase Price of $2,411 has been preliminarily allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-II Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-II Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

May 14, 2020
Cash	$18
Inventory	2,218
Property, plant, and equipment	375
Operating lease right of use asset	5,605
Operating lease right of use liability	(5,605)
Deferred tax liability	(53)
Bargain purchase	(147)
Total	$2,411

The following table summarizes the 2020-III Purchase Price consideration and related cash outflow at the 2020-III Closing Date:

October 8, 2020
Cash paid to seller	$227
Payable to seller	1,774
Total purchase price	$2,001

The net 2020-III Purchase Price of $2,001 has been preliminarily allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-III Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-III Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

October 8, 2020
Cash	$50
Inventory	3,515
Property, plant, and equipment	1,046
Operating lease right of use asset	9,534
Operating lease right of use liability	(10,508)
Deferred tax liability	(423)
Bargain purchase	(1,213)
Total	$2,001

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

Pro Forma Results for the 2019 Acquisition and 2020 Acquisitions

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

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Net sales	$389,071	264,438	1,026,896	692,707
Net income	$30,418	10,796	61,767	11,572

Earnings per share:
Basic	$0.70	0.25	1.42	0.27
Diluted	$0.68	0.25	1.40	0.27

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 112 stores in 27 states, totaling approximately 4.4 million gross square feet. During fiscal year 2020 to date, we have opened six new stores, acquired four new store locations, and closed one store. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one single operating and reportable segment.

Recent Developments

Acquisition of Two New Store Locations

In October 2020, we closed the acquisition of the cash, inventory, furniture, fixtures, and equipment, and certain other assets related to two additional Field & Stream stores located in South Carolina and Pennsylvania for a total aggregate purchase price of $2.0 million, which was funded through borrowings under our revolving credit facility.

Update on Impact of COVID-19 Pandemic

Since mid-March through the end of the third quarter of 2020, the Company has experienced a significant increase in sales. A larger than normal portion of those sales has come from certain product categories, particularly firearms and ammunition. As a result of the higher proportion of firearms and ammunition sales, our product mix during the three quarters of fiscal year 2020 has been impacted, which had a negative effect on our gross margin.

The increased demand we have experienced since mid-March 2020 resulted in our net sales increasing by 61.3% to $1,013.6 million during the 39 weeks ended October 31, 2020 compared to the corresponding period of fiscal year 2019. Within our net sales, our Hunting and Shooting category increased by 91.0% to $568.7 million in the three quarters of fiscal year 2020 compared to the three quarters of fiscal year 2019. Further, our same store sales increased 44.4% during the 39 weeks ended October 31, 2020 compared to the corresponding period of fiscal year 2019, with our hunting and shooting same store sales increasing 66.8%. Gross profit increased to $334.5 million during the 39 weeks ended October 31, 2020 compared to $211.6 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to 33.0% for the 39 weeks ended October 31, 2020, compared to 33.7% for the corresponding period of fiscal year 2019 due in part to an increase in lower margin products, such as firearms and ammunition, in our product mix. As of the filing of this 10-Q, all of our 112 stores are open with no significant restrictions or limitations on their operations. Earlier this year, we were required to temporarily close four of our stores and significantly limit operations at eight other locations as a result of local and state regulations related to the COVID-19 pandemic. We have taken many actions and made numerous policy changes to adjust our operations in an effort to limit the spread of COVID-19, including requiring masks to be worn at our facilities, installing plastic barriers in stores, additional store and distribution center cleanings and implementing social distancing requirements, among others. Despite our efforts, we may be required to further restrict the operations of our stores and our distribution center if we deem this necessary or if recommended or mandated by authorities.

In addition, with respect to our supply chain, we continue to see some interruption with various vendors as a result of restrictions or limitations on their operations due to the pandemic. While our increase in sales shows a significant demand for firearms and ammunition during the pandemic that we believe is outpacing supply, we do not believe supply chain disruptions resulting from restrictions and limitations on supplier operations caused by the pandemic are resulting in significantly less supply and we are working closely with our vendors to limit such disruption.

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

Opening new stores and acquiring store locations is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 4%-6% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

●	increasing our total gross square footage by opening new stores or acquiring new store locations;
●	continuing to increase same store sales in our existing markets;
●	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
●	increasing the average ticket sale per customer; and
●	expanding our omni-channel capabilities.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.1	65.3	67.0	66.3
Gross profit	33.9	34.7	33.0	33.7
Selling, general, and administrative expenses	23.9	28.2	24.8	30.5
Income from operations	10.0	6.5	8.2	3.2
Gain on bargain purchase	(0.6)	-	(0.2)	-
Interest expense	0.1	0.9	0.3	1.0
Income before income taxes	10.5	5.6	8.1	2.2
Income tax expense	2.5	1.4	2.0	0.5
Net income	8.0%	4.2%	6.1%	1.7%
Adjusted EBITDA	12.9%	9.6%	11.0%	6.3%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 31,	November 2,	October 31,	November 2,
Department	Product Offerings	2020	2019	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.9%	14.9%	13.8%	15.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.6%	10.3%	6.5%	8.7%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.8%	8.9%	11.5%	12.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.6%	7.5%	5.3%	7.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	48.5%	56.3%	47.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.7%	9.9%	6.6%	8.4%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 31, 2020 Compared to Thirteen Weeks Ended November 2, 2019

Net Sales. Net sales increased by $143.2 million, or 59.1%, to $385.7 million during the 13 weeks ended October 31, 2020 compared to $242.5 million in the corresponding period of fiscal year 2019. Our net sales increased due to a variety of reasons including; increased demand driven by the exit of competitors and market share gains due to increase participation in outdoor activities, increased demand through our e-commerce platform, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, and increased demand due to the presidential election and social unrest. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $52.5 million to net sales. Same store sales increased by 41.0% for the 13 weeks ended October 31, 2020 compared to the comparable 13 week period of fiscal year 2019, primarily driven by increases in our hunting and shooting department due to the drivers of increased demand discussed above.

All of our departments had increases in net sales for the 13 weeks ended October 31, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in net sales of $104.2 million, or 88.7%. Our camping, fishing, apparel, footwear and optics, electronics, and accessories departments saw increases of $12.8 million, $8.4 million, $8.4 million, $3.2 million and $8.2 million, respectively, in the third quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019 due to increased traffic within our stores and online. Within hunting, our firearm and ammunition categories saw increases of $52.8 million or 130.7% and $27.1 million or 77.8%, respectively, in the third quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019, which increases resulted from the drivers of increased demand discussed above.

Each of our departments also had increases in same store sales, for the 13 weeks ended October 31, 2020, again led by our hunting and shooting department, with an increase of 61.4%. Our camping, fishing, apparel, footwear, and optics, electronics and accessories departments had increases of 25.9%, 24.8%, 18.6%, 8.3%, and 26.4%, respectively, for the third quarter of fiscal year 2020 compared to the comparable 13-week period of fiscal year 2019. As of October 31, 2020, we had 94 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $130.6 million during the 13 weeks ended October 31, 2020 compared to $84.2 million for the corresponding period of fiscal year 2019 primarily as a result of increased sales. As a percentage of net sales, gross profit decreased to 33.9% for the 13 weeks ended October 31, 2020, compared to 34.7% for the corresponding period of fiscal year 2019 due to the change in product mix in the quarter as a result of the majority of revenue being generated from lower margin categories such as firearms and ammunition and a channel mix shift to higher e-commerce driven sales causing increased freight costs. The gross margin decline was partially offset by higher product margins, volume incentives, and other adjustments, which positively impacted gross margin. We expect a continued higher than normal proportion of revenue to come from firearms and ammunition, and a higher volume of sales to be conducted through our e-commerce platform. Both of these factors will continue to put pressure on gross margin partially offset by improved product margins.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $23.9 million, or 35.0%, to $92.2 million during the 13 weeks ended October 31, 2020 from $68.3 million for the comparable 13-week period of fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $14.3 million, which mostly resulted from the opening of 10 new stores since the end of the third quarter of fiscal year 2019, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $2.0 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, and depreciation of $7.3 million due to increased credit card fees, $2.4 million, and $0.5 million, respectively, during the 13 weeks ended October 31, 2020 primarily related to the opening of 10 new stores since November 2, 2019. These increases were partially offset by a reduction in pre-opening expenses of $0.5 million during the 13 weeks ended October 31, 2020. As a percentage of net sales, selling, general, and administrative expenses decreased to 23.9% of net sales in the third quarter of fiscal year 2020, compared to 28.2% of net sales in the third quarter of fiscal year 2019, primarily as a result of the significant increase in net sales we experienced in the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019.

Interest Expense. Interest expense decreased by $1.6 million, or 74.4%, to $0.5 million during the 13 weeks ended October 31, 2020 from $2.1 million for the comparable 13-week period of fiscal year 2019. Interest expense decreased primarily as a result of a lower debt balance during the third quarter of fiscal year 2020 compared to the third quarter of fiscal year 2019. The outstanding principal amount of our term loan has decreased from $30.0 million as of November 2, 2019 to $8.0 million as of October 31, 2020, which reflects a $2.0 million repayment during the third quarter of fiscal year 2020, and we had outstanding borrowings under our revolving credit facility of $130.8 million as of November 2, 2019 compared to no borrowings as of October 31, 2020.

Income Taxes. We recognized income tax expense of $9.5 million and $3.3 million during the 13 weeks ended October 31, 2020 and November 2, 2019, respectively. Our effective tax rate for the 13 weeks ended October 31, 2020 and November 2, 2019 was 23.8% and 23.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended October 31, 2020 Compared to Thirty-Nine Weeks Ended November 2, 2019

Net Sales. Net sales increased by $385.3 million, or 61.3%, to $ 1,013.6 million during the 39 weeks ended October 31, 2020 compared to $628.3 million in the corresponding period of fiscal year 2019. Our net sales increased due to a variety of reasons including: increased demand driven by the exit of competitors and market share gains due to increase participation in outdoor activities, increased demand through our e-commerce platform, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, and increased demand due to the presidential election. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $120.4 million to net sales. Same store sales also increased by 44.4% for the 39 weeks ended October 31, 2020 compared to the comparable 39 week period of fiscal year 2019, primarily driven by increases in our hunting and shooting department due to the drivers of increased demand discussed above.

All of our departments had increases in net sales for the 39 weeks ended October 31, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in net sales of $270.9 million, or 91.0%. Our camping, fishing, apparel, footwear, and optics, electronics, and accessories departments also had increases in net sales of $42.5 million, $36.2 million, $11.1 million, $7.5 million and $16.9 million, respectively, in the 39 weeks ended October 31, 2020 compared to the comparable 39-week period of fiscal year 2019 due to increased traffic within our stores and online. Within hunting, our firearm and ammunition categories saw increases of $135.5 million, or 121.7%, and $84.3 million, or 92.6%, respectively, in the 39 weeks ended October 31, 2020 compared to the comparable 39-week period of fiscal year 2019, which increases resulted from the drivers of increased demand discussed above.

Each of our departments had increases in same store sales for the 39 weeks ended October 31, 2020 compared to the corresponding period in fiscal year 2019, led by our hunting and shooting department with an increase in same store sales of 66.8%. Our camping, fishing, optics, electronics and accessories, footwear, and apparel departments had increases in same store sales of 32.0%, 29.7%, 24.6%, 6.8%, and 5.5% respectively, for the 39-weeks ended October 31, 2020 compared to the comparable 39-week period of fiscal year 2019. As of October 31, 2020, we had 94 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $334.5 million during the 39 weeks ended October 31, 2020 compared to $211.6 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to 33.0% for the 39 weeks ended October 31, 2020, compared to 33.7% for the corresponding period of fiscal year 2019 due to the change in product mix in the quarter as a result of the majority of revenue being generated from lower margin categories such as firearms and ammunition and a channel mix shift to higher e-commerce driven sales causing increased freight costs. The gross margin decline was partially offset by higher product margins, volume incentives, and other adjustments, which positively impacted gross margin.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $59.8 million, or 31.2%, to $251.1 million during the 39 weeks ended October 31, 2020 from $191.3 million for the comparable 39-week period of fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $34.4 million, which mostly resulted from the opening of 10 new stores since the end of the third quarter of fiscal year 2019, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $4.6 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, and depreciation of $16.6 million due to increased credit card fees, $6.8 million, and $2.7 million, which includes $0.8 million of asset write-offs relating to the closing of one store during the first quarter, respectively, primarily related to the opening of 10 new stores since November 2, 2019. As a percentage of net sales, selling, general, and administrative expenses decreased to 24.8% of net sales in the three quarters of fiscal year 2020, compared to 30.5% of net sales in the three quarters of fiscal year 2019, primarily as a result of the significant increase in net sales we experienced in the 39 weeks ended October 31, 2020 compared to the corresponding period in fiscal year 2019.

Interest Expense. Interest expense decreased by $3.6 million, or 52.9%, to $3.0 million during the 39 weeks ended October 31, 2020 from $6.6 million for the comparable 39-week period of fiscal year 2019. Interest expense decreased primarily as a result of our lower debt balances during the 39 weeks ended October 31, 2020 compared to the corresponding period of fiscal year 2020 as noted above.

Income Taxes. We recognized an income tax expense of $20.7 million and $3.2 million during the 39 weeks ended October 31, 2020 and November 2, 2019, respectively. Our effective tax rate for the 39 weeks ended October 31, 2020 and November 2, 2019 was 25.1% and 23.3%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumers’ holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. While we typically would expect our net sales to continue to reflect this seasonal pattern, we may not recognize higher sales volume in the fourth fiscal quarter of fiscal year 2020 because of the significant spike in sales in the first three quarters of fiscal year 2020 as a result of the increased demand during the COVID-19 pandemic and other factors noted above.

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

Liquidity and Capital Resources

Our primary capital requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new stores. Our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months.

For the 39 weeks ended October 31, 2020, we incurred approximately $15.4 million in capital expenditures primarily related to the opening of new stores during the period. We expect total net capital expenditures between $17.0 million and $19.0 million for fiscal year 2020. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 31,	November 2,
	2020	2019

	(in thousands)
Cash flows provided by operating activities	$171,736	$57,847
Cash flows used in investing activities	(20,172)	(41,677)
Cash used in financing activities	(133,935)	(15,980)
Cash at end of period	19,314	1,737

Net cash provided by operating activities was $171.7 million for the 39 weeks ended October 31, 2020, compared to cash provided by operating activities of $57.8 million for the corresponding period of fiscal year 2019, a change of approximately $114 million. The increase in our cash flows from operating activities is primarily the result of an increase in net income, which was generated from a significant increase in net sales during the 39 weeks ended October 31, 2020 compared to the 39 weeks ended November 2, 2019, and an increase in accounts payable and accrued expenses.

Net cash used in investing activities was $20.2 million for the 39 weeks ended October 31, 2020 compared to $41.7 million for the corresponding period of fiscal year 2019. For the 39 weeks ended October 31, 2020, we incurred capital expenditures with respect to opening new stores and the acquisition of four new store locations purchased from DICK’S in fiscal year 2020. Our cash flows used investing activities in fiscal year 2020 primarily related to costs incurred in connection with constructing our new corporate office and the acquisition of eight store locations from DICK’S in fiscal year 2019.

Net cash used in financing activities was $133.9 million for the 39 weeks ended October 31, 2020, compared to net cash used in financing activities of $16.0 million for the corresponding period of fiscal year 2019. During the 39 weeks ended October 31, 2020, we repaid $116.1 million, net of borrowings, on our revolving credit facility and $22 million principal outstanding on our term loan. For the 39 weeks ended November 2, 2019, we repaid $13.5 million, net of borrowings, on our revolving credit facility and $6.0 million principal outstanding on our term loan.

Our outstanding debt consists of our $250.0 million revolving credit facility and our $40.0 million term loan. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility and term loan are governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. Both the revolving credit facility and term loan mature on May 23, 2023. At the time of entering into our amended and restated credit agreement in May 2018, we used the proceeds from our $40.0 million term loan and borrowings of $135.4 million under our revolving credit facility to repay our prior term loan that had an outstanding principal balance of $134.7 million and was scheduled to mature on December 3, 2020. As of October 31, 2020, we had no borrowings outstanding under the revolving credit facility, with $218.3 million available for borrowing, subject to certain borrowing base restrictions, and $1.7 million in stand-by commercial letters of credit, and our term loan had an aggregate principal amount outstanding of $8.0 million.

Borrowings under the revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans. The weighted average interest rate on the amount outstanding under the revolving credit facility as of October 31, 2020 was 1.89%.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility and term loan contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of October 31, 2020, we were in compliance with all covenants under our credit agreement.

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

Contractual Obligations

Both our revolving credit facility and term loan will mature on May 23, 2023. During the 39 weeks ended October 31, 2020, we repaid approximately $116.1 million under our revolving credit facility and $22.0 million under our term loan. As of October 31, 2020, we had (i) no borrowings outstanding under our revolving credit facility, with $218.3 million available for borrowing and $1.7 million in stand-by commercial letters of credit, and (ii) $8.0 million outstanding under our term loan. All other changes to our contractual obligations during the 13 and 39 weeks ended October 31, 2020 were completed in the normal course of business and are not considered material.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 31,	November 2,	October 31,	November 2,
	2020	2019	2020	2019

	(dollars in thousands)
Net income	$30,482	$10,493	$61,813	$10,532
Interest expense	465	2,094	3,016	6,552
Income tax expense	9,530	3,287	20,691	3,195
Depreciation and amortization	5,404	4,832	16,085	14,090
Stock-based compensation expense (1)	882	619	2,436	1,567
Pre-opening expenses (2)	958	1,482	1,778	2,483
Hazard pay (3)	2,000	—	4,600	—
Acquisition costs (4)	297	387	332	387
Bargain purchase (5)	(2,218)	—	(2,218)	—
Legal accrual (6)	2,125	—	2,125	—
Store closure (7)	—	—	1,039	—
Executive transition costs (8)	—	—	—	623
Adjusted EBITDA	$49,925	$23,194	$111,697	$39,429

Adjusted EBITDA margin	12.9%	9.6%	11.0%	6.3%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	Expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020.
(5)	Excess of the fair value over the purchase price of tangible assets acquired in connection with the Field & Stream stores acquired during fiscal year 2020. See Note 13 to the condensed consolidated financial statements for additional information.
(6)	Accrual relating to pending labor litigation in the state of California.
(7)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(8)	Costs incurred for the recruitment and hiring of key executive officers.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. At October 31, 2020, the weighted average interest rate on our borrowings under our revolving credit facility was 1.89%. Based on a sensitivity analysis at October 31, 2020, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would not have increased our interest expense. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

As of the end of the period covered by this report, management, including our chief executive officer and chief financial officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures. Based upon and as of the date of the evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were not effective as of October 31, 2020 due to a material weakness in internal controls over financial reporting that was disclosed in our Annual Report on Form 10-K for the fiscal year ended February 2, 2020. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our chief executive officer and our chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 3, 2020	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 3, 2020	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)