Form 10-K
period 2021-01-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2021-04-02
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 30, 2021

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

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ◻ NO ⌧

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ◻ NO ⌧

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

Large accelerated filer	◻	Accelerated filer	⌧

Non-accelerated filer	◻	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ⌧

As of August 1, 2020, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on such date, was $694,897,431. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of April 2, 2021 was 43,648,226.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2021 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2020 fiscal year, are incorporated by reference into Part III of this Report.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “10-K”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-K are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “positioned,” “potential,”“predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements. The forward-looking statements also include assumptions about our proposed merger with Great Outdoors Group, LLC (“Great Outdoors Group”), a subsidiary of Great American Outdoors, Inc..

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the potential impact of, and any potential developments related to, the proposed merger with Great Outdoors Group, including the risk that the conditions to the consummation of the merger are not satisfied or waived, litigation challenging the merger, the impact on our stock price, business, financial condition and results of operations if the merger is not consummated, and the potential negative impact to our business and employee relationships due to the merger;
●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may impact the supply and demand for our products and our ability to conduct our business; the COVID-19 pandemic and measures intended to reduce its spread; our retail-based business model which is impacted by general economic and market conditions and economic, market and financial uncertainties that may cause a decline in consumer spending;
●	our concentration of stores in the Western United States which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
●	the highly fragmented and competitive nature of our industry in which we may face increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner; and
●	entrance into new markets or operations in existing markets, which may not be successful.

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

Item 1. BUSINESS

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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 112 stores across 27 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 65,000 gross square feet, with an average size of approximately 40,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. We also have the largest offering of firearms available online for in-store purchase and buy-online-pickup-in-store when compared to the offerings of our major competitors. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA” see “—Non-GAAP Measures.”), margins and returns on invested capital across a range of store sales volumes. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

Proposed Merger with Great Outdoors Group, Inc.

On December 21, 2020, Sportsman’s Warehouse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Outdoors Group, a Delaware limited liability company, and Phoenix Merger Sub I, Inc., a Delaware corporation and a wholly-owned subsidiary of Great Outdoors Group (“Merger Subsidiary”).

Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Sportsman’s Warehouse (the “Merger”), with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Sportsman’s Warehouse common stock, par value $0.01 per share (the “Shares”), outstanding immediately prior to the Effective Time (other than such Shares held by (i) Great Outdoors Group, Merger Subsidiary, or any other subsidiary of Great Outdoors Group, (ii) Sportsman’s Warehouse or its subsidiaries, as treasury stock or (iii) stockholders of Sportsman’s Warehouse who properly exercised their appraisal rights for such Shares under the Delaware General Corporation Law) will automatically be cancelled and converted into the right to receive $18.00 per Share in cash, without interest and less any applicable withholding taxes (the “Per Share Merger Consideration”). In addition, at or immediately prior to the Effective Time, each award of restricted stock units with respect to Shares (each an “RSU Award”) that is outstanding immediately prior to the Effective Time will be cancelled and converted into the right to receive an amount in cash equal to product of (x) the number of Shares subject to such RSU Award immediately prior to the Effective Time (provided that (1) as to any such RSU Award that is subject to performance-based vesting conditions, such number of Shares will be determined in accordance with the change of control provision of the applicable award agreement for such RSU Award, and (2) as to any such RSU Award that is granted after the December 21, 2020 and provides for pro-rata vesting should the Effective Time occur within six months after the grant date of such award, such number of Shares will be determined based on such pro-rata vesting provision of the applicable award agreement for such RSU Award), multiplied by (y) the Per Share Merger Consideration.

The Merger Agreement has been unanimously adopted by the board of directors of Sportsman’s Warehouse (the “Board”), and the stockholders of Sportsman’s Warehouse approved the Merger at the special stockholders meeting held on March 23, 2021.

Completion of the Merger is subject to the satisfaction of several conditions, including: (i) the expiration or termination of any applicable waiting period (and any extensions thereof) relating to the Merger under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the absence of any order, injunction, or other judgment by any governmental authority of competent jurisdiction that enjoins or otherwise prohibits the consummation of the Merger; (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications); (iv) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (v) the absence of a material adverse effect on Sportsman’s Warehouse.

As noted, the Merger is subject to the requirements of the HSR Act and the related rules and regulations, which provide that certain transactions may not be completed until required information has been furnished to the Antitrust Division of the Department of Justice (the “Antitrust Division”) and the Federal Trade Commission (“FTC”) and until certain waiting periods have been terminated or have expired. On January 6, 2021, Sportsman’s Warehouse and Great Outdoors Group filed their respective notification and report forms under the HSR Act with the Antitrust Division and the FTC, which triggered the start of the HSR Act waiting period. On February 5, 2021, each of Sportsman’s Warehouse and Great Outdoors Group received a request for additional information and documentary materials, commonly referred to as a “second request,” from the FTC pursuant to the HSR Act in connection with the Merger. The FTC’s “second request” extends the applicable waiting period relating to the Merger until 30 days after both Sportsman’s Warehouse and Great Outdoors Group have complied with the “second request,” unless the waiting period is terminated earlier by the FTC or voluntarily extended through an agreement between Sportsman’s Warehouse and Great Outdoors Group and the FTC. Sportsman’s Warehouse and Great Outdoors Group will continue to cooperate with the FTC staff in its review of the Merger.

Either Sportsman’s Warehouse or Great Outdoors Group may terminate the Merger Agreement in certain circumstances, including if (i) the Merger has not been consummated by September 17, 2021, which date will be automatically extended until December 16, 2021 if any applicable waiting period (and any extensions thereof) under the HSR Act relating to the Merger has not expired or been terminated on or prior to September 17, 2021, (ii) any restraint is in effect permanently enjoining or otherwise permanently prohibiting the consummation of the Merger, and such restraint has become final and non-appealable, or (iii) the other party breaches, and does not timely cure, any of its representations or covenants in the Merger Agreement that would cause the related condition to such party’s obligation to consummate the Merger to not be satisfied, in each case subject to the terms and conditions set forth in the Merger Agreement. Under specified circumstances, Great Outdoors Group may be required to pay Sportsman’s Warehouse a termination fee of $55,000,000.

Assuming receipt of required clearance pursuant to the HSR Act and timely satisfaction of the other then-remaining conditions to closing, we currently expect the closing of the Merger to occur in the second half of calendar year 2021.

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

Locally Relevant Merchandise Serving the Comprehensive Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

●	Locally Relevant Merchandise: We carry over 30,000 SKUs on average in a single store, out of Sportsman’s Warehouse’s total of approximately 148,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.

●	Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday low prices. Approximately 40% of our unit sales and 19% of our dollar sales during fiscal year 2020 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our broad array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value.

●	Strong Vendor Relationships: We believe our vendors find our brand-centric, high-service store concept to be unique among national specialty outdoor retailers. Our attractive store locations, consistent presentation of merchandise and thorough product training present a compelling opportunity for our vendors to offer their brands to local markets. As a result, we believe we are able to negotiate favorable terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through everyday low prices, enhanced access to certain products that are limited in production and special make-up products sold exclusively at Sportsman’s Warehouse

Flexible and Adaptable Real Estate Strategy. We believe that our store model, combined with our rigorous site selection process, is a competitive advantage that enables us to better address the needs of markets of varying sizes and geographies. Our stores vary in size from approximately 7,500 to 65,000 gross square feet. We have had success with leasing existing sites, constructing new build-to-suit sites and purchasing existing stores and converting them to the Sportsman’s Warehouse brand. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets. Our typical new store requires an average net investment of approximately $2.0 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. We target a pre-tax return on invested capital within one year after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2020, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 17.0%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 59% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of January 30, 2021, we operated 112 stores across 27 states, primarily in the Western United States and Alaska, with a presence in these markets that is nearly three times that of the next largest outdoor retailer. We believe our leadership position in the Western United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets as well as expanding into new geographies.

  Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of over 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 300 store managers and corporate employees, who on average have worked at Sportsman’s Warehouse for over seven years.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including the following:

Growing Our Omni-Channel Presence and Increasing Our Same Store Sales Growth. We are committed to growing our omni-channel presence and increasing same store sales through a number of ongoing and new initiatives, including (i) improving the user experience on our website through continuous category optimization and personalization and product recommendations for online shopping, (ii) expanding our product assortment online (with the assistance of our vendor partners through drop ship and our Federal Firearms License (“FFL”) dealer partners), refining our buy online, pick-up in store capabilities, expanding our apparel offerings and private label program (such as our proprietary Rustic Ridge™ and Killik™ apparel lines) and (iii) expanding our online content and expertise through live Q&A and customer reviews and providing exclusive online content, including news, buyer’s guide, how to’s and wild game recipes. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM apparel lines, and continuing marketing initiatives in our higher-margin apparel and footwear departments. However, the gross profit margin gains will likely be partially offset by a negative impact from product mix. Specifically, firearms and ammunition are lower gross profit margin products as compared to other categories in our stores.

Growing the Sportsman’s Warehouse Brand. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. Our marketing and promotional strategy includes coordinated print, digital and social media platforms. In-store, we offer a wide range of outdoor-themed activities and seminars, from turkey frying to firearm operation and safety. In addition, we sponsor community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers. Finally, we are committed to local chapters of national and regional wildlife federations and other outdoor-focused organizations, such as Ducks Unlimited and the Rocky Mountain Elk Foundation. Many of our store managers and employees serve in senior positions in these organizations, which further strengthens our place as leaders in the local outdoor community. We believe all of these programs promote our mission of engaging with our customers and serving outdoor enthusiasts.

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening and acquiring successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of eight stores per year, including the twelve stores we acquired from Dick’s Sporting Goods in fiscal 2019 and 2020. We currently plan to open eight to twelve new stores in fiscal year 2021. Our target is to grow our square footage at a rate of 6% to 10% percent annually. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, information technology, loss prevention and employee training, is capable of sustaining 120 or more stores without significant additional capital investment.

Our Stores

We operate 112 stores across 27 states as of January 30, 2021. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 40,000 gross square feet.

The following table lists the location by state of our 112 stores open as of January 30, 2021:

	Number of Stores		Number of Stores
Washington	12	North Carolina	3
California	12	South Carolina	3
Utah	10	New York	2
Oregon	8	Kentucky	2
Arizona	8	Tennessee	2
Colorado	7	Minnesota	1
Idaho	6	Iowa	1
Wyoming	6	Indiana	1
Pennsylvania	5	Louisiana	1
Alaska	5	Mississippi	1
Nevada	4	North Dakota	1
New Mexico	3	Virginia	1
Michigan	3	West Virginia	1
Montana	3

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

The retail stores and the distribution center have loss prevention employees who monitor an average of 55 cameras at each store and 250 cameras at the distribution center. These cameras are connected to digital video recorders (“DVRs”) that record at least 30 days of video. Cameras are monitored locally during store hours. In addition, all cameras are monitored centrally at our headquarters in our dedicated surveillance room, which has the capacity to monitor over 120 stores. This room is staffed continuously and provides off-hours monitoring and backup for all stores. Digital recorded video can be searched by pixel movement, which can quickly identify any loss prevention issue. Our sophisticated systems are a key factor in our shrink rates of approximately 1% and an important component of our comprehensive compliance program.

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

We opened or acquired ten new stores in fiscal year 2020. We currently plan to open an additional eight to twelve new stores in fiscal year 2021. Over the long-term our target is to grow our square footage at a rate of 6% to 10% percent annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 7,500 to 65,000 gross square feet. Our net investment to open a new store is approximately $2.0 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.2 million. After the first twelve to eighteen month period after opening a new store, we typically have a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within three to four years after opening, with net sales increasing approximately 25% in the aggregate during this time period.

Omni-Channel Strategy

We believe our website is an extension of our brand and our retail stores. Our website, www.sportsmans.com, serves as both a sales channel and a platform for marketing and product education, which allows us to engage more fully with the outdoor community across all of our localities. In 2018, we redeveloped our website to improve functionality and user experience. Our website features a similar merchandise assortment as offered in our stores plus certain products found exclusively online. Regulatory restrictions create certain structural barriers to the online sale of a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder. As a result, this portion of our business is currently more protected from competition from online-only retailers.

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

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2020, our website received more than 92.5 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our key competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2020, sales of consumable goods accounted for approximately 40.0% of our unit sales and 19.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Howa, Weatherby, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories. We believe the apparel, footwear and camping categories present a compelling near-term opportunity to expand our private label offering. In order to address these segments, we previously introduced our proprietary Rustic RidgeTM and KillikTM apparel lines. During fiscal year 2020, private label offerings accounted for approximately 3.0% of our total sales with special make-up offerings accounting for an additional 1.0% of our total sales. This combined total of 4.0% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

Products

Our stores are organized into six departments. The table below summarizes the key product lines by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, firearms safety and storage, reloading equipment, and shooting gear
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics (e.g. binoculars), two-way radios, and other license revenue, net of revenue discounts

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

Hunting and shooting have historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise but often have lower margins. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Apparel sales have grown as we have introduced new brands and styles, including increasing selections for women and children. We view apparel sales as an important opportunity, given its high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal Year Ended
		January 30,	February 1,	February 2,
Department	Product Offerings	2021	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.7%	14.4%	14.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	9.3%	8.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.9%	11.1%	10.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.6%	7.5%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.6%	49.1%	48.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.7%	8.6%	10.7%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 12.7% of our net sales during fiscal year 2020. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports and Yeti Coolers.

Apparel. Apparel represented approximately 7.5% of our net sales during fiscal year 2020 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia, Sitka, and Under Armour. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear, particularly performance rainwear, is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label motto t-shirts.

Fishing. Fishing represented approximately 9.9% of our net sales during fiscal year 2020 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, and Shimano.

Footwear. Footwear represented approximately 5.6% of our net sales during fiscal year 2020 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing and Under Armour.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 57.6% of our net sales during fiscal year 2020. Products such as ammunition, firearms cleaning supplies, firearms, firearms safety and storage and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Remington Arms, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 6.7% of our net sales during fiscal year 2020. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Leica, Nikon, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of January 30, 2021, we had approximately 2.7 million participants in our loyalty program and approximately 45% of our revenue is generated from our loyalty customers.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2020, we purchased merchandise from approximately 1,400 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. The distribution center supports replenishment for all stores and manages the fulfillment of direct-to-consumer e-commerce orders. We use preferred carriers for replenishment to our retail stores. We ship merchandise to our e-commerce customers via courier service. Our experienced distribution management team leads a staff of approximately 700 employees at peak inventory levels heading into the fourth quarter.

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

Marketing and Advertising

We believe, based on internal surveys, that the majority of our customers are male, between the ages of 35 and 65, and have an annual household income between $40,000 and $100,000. We also actively market to women and have expanded our product offerings of women’s and children’s outerwear, apparel and footwear to address rising participation rates in hunting and shooting sports, as well as overall outdoor activity.

Our primary marketing efforts are focused on driving additional consumers to the stores and increasing the frequency and profitability of visits by customers of all types. We employ a two-pronged marketing approach:

●	regional advertising programs; and

●	local grassroots efforts to build brand awareness and customer loyalty.

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of direct mail, local and national television ads and out-of-home media buys. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. In addition, the use of co-op funding with select vendors to supplement our out-of-pocket media expenses allows us to improve brand exposure through various advertising vehicles, while partnering with national brands in relevant media channels. This program also reinforces the general consumer’s impression of Sportsman’s Warehouse as a preferred retailer for those brands. Finally, we sponsor regional and national television programming, including the Angler’s Channel, Fishful Thinking, Hooked on Utah and Eastman’s Hunting TV. Our total marketing expense for fiscal year 2020 was approximately $16.8 million.

The second prong of our marketing effort involves fostering grassroots relationships in the local community. Each Sportsman’s Warehouse store employs a variety of outreach tools to build local awareness. One key component to our local marketing strategy is hosting events throughout the year, targeting a variety of end-user customer profiles (such as hunters, campers, anglers and women). In total, our store base hosts or facilitates approximately 3,000 in-store and offsite seminars and events per year, such as ladies’ night, Eastman’s Deer Tour, Waterfowl Weekend, Conservation Days contest and Bucks & Bulls. We are also active in supporting a variety of conservation groups, such as Ducks

Unlimited, Rocky Mountain Elk Foundation, Mule Deer Foundation and the National Wild Turkey Federation, both at the corporate level and through store employee local memberships and participation. Company representatives attend more than 600 events annually to provide support for these organizations and to solidify ties between their members and the Sportsman’s Warehouse brand. Furthermore, we believe that the Sportsman’s News newspaper, offered in-store, provides a unique point of contact with our customers by offering outdoor stories, product reviews, how-to articles and new product introductions. Such grass roots marketing campaigns and local outreach enable us to reduce our initial marketing spend in connection with new store openings. We believe that these initiatives are highly cost-effective tools to create brand awareness and engender a loyal community of local customers, as well as differentiate Sportsman’s Warehouse from its national competitors.

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

We have implemented what we believe to be best-in-class software for all of our major business-critical systems. Key operating systems include Oracle Applications for ERP, SAP Commerce for our e-commerce channel, Retail.net and JPOS for in-store functionality, and HighJump for WMS. Our physical infrastructure is also built on products from premier vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are scalable to support our growth.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on 2018 reports by the Bureau of Economic analysis, that U.S. outdoor activities and sporting goods retail sales in our related product categories total over $90 billion. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, apparel and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

Within the retail sporting goods sector, we operate primarily in the outdoor equipment, apparel and footwear segment, which includes hunting and shooting, fishing, camping and boating. This segment is growing at a faster rate than the sporting goods industry at large. The 2016 U.S. Fish and Wildlife national survey, published once every five years, found that fishing participation increased 9% and participation in wildlife relation recreation increased 6%, for Americans aged 16 and older from 2011 to 2016. We believe that in response to COVID-19, the growth rate of the outdoor industry accelerated in 2020 due to people searching for different ways to safely recreate while social distancing.

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

Competition

We believe that the principal competitive factors in our industry are product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. A few of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible box size, combined with our low-cost, high-service model, also allows us to enter into and serve smaller markets that our larger competitors cannot penetrate as effectively. Finally, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, create a structural barrier to competition from many online retailers.

Our principal competitors include the following:

●	independent, local specialty stores, often referred to as “mom & pops”;

●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses;

●	large-format sporting goods stores and chains; and

●	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers.

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

Mass Merchandisers, Warehouse Clubs, Discount Stores, Department Stores and Online Retailers. With respect to retailers in this category with physical locations, these stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites or regional malls. Hunting, fishing and camping merchandise and apparel represent a small portion of the stores’ assortment and their total sales.

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

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more balanced throughout the year than many retailers, historically, our sales are moderately higher in the third and fourth fiscal quarters than in the other quarterly periods. On average, over the last three fiscal years, we have generated approximately 26.7% and 29.3% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

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

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and Internal Revenue Code provisions applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require our business to, among other things, maintain Federal Firearms Licenses for our locations and perform a pre-transfer background check in connection with firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for 20 years for each approved transfer and five years for each denied or delayed transaction.

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994 (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. Various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Maryland, Minnesota, New Jersey, New York and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases; California has requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; Washington recently passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

We are also subject to a variety of federal, state and local laws and regulations relating to, among other things, protection of the environment, human health and safety, advertising, pricing, weights and measures, product safety and other matters. Some of these laws affect or restrict the manner in which we can sell certain items, such as archery equipment, handguns, smokeless powder, black powder substitutes, ammunition, pepper spray, bows, knives and other products. State and local laws and regulations governing hunting, fishing, boating, all-terrain vehicles and other outdoor activities and equipment can also affect our business. We believe that we are in substantial compliance with the terms of such laws and that we have no liabilities under such laws that we expect could have a material adverse effect on our business, results of operations or financial condition.

In addition, many of our imported products are subject to existing or potential duties, tariffs or quotas that may limit the quantity of products that we may import into the United States from other countries or impact the cost of such products. To date, quotas in the operation of our business have not restricted us, and customs duties have not comprised a material portion of the total cost of our products.

Our e-commerce business is subject to the Mail or Telephone Order Merchandise Rule and related regulations promulgated by the FTC, which affect our catalog mail order operations. FTC regulations, in general, govern the solicitation of orders, the information provided to prospective customers and the timeliness of shipments and refunds. In addition, the FTC has established guidelines for advertising and labeling many of the products we sell.

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

Human Capital

We appreciate the importance of retention, growth and development of our employees. We strive to provide competitive compensation and benefits packages, opportunities for advancement, and extensive training programs and learning opportunities for our employees.

As of January 30, 2021, we had approximately 7,000 total employees. Of our total employees, approximately 320 were based at our corporate headquarters in West Jordan, Utah, approximately 580 employees were located at our distribution center and approximately 6,100 were store employees. We had approximately 3,000 full-time employees and approximately 4,000 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages. We pride ourselves on the long tenure of our more than 300 store managers and corporate employees, who on average have worked at Sportsman’s Warehouse for over seven years.

We believe we offer competitive compensation and benefits packages. We strive to ensure pay equity between our female employees and male employees performing equal or substantially similar work. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. As our employees are often outdoor enthusiasts, we offer an industry best in-class discount program to our employees. We believe our level of employee store patronage and employee expertise are unique among our competitors in this industry and enhances our differentiated shopping experience.

We took early action regarding employee well-being in response to the COVID-19 pandemic, implementing comprehensive protocols to protect the health and safety of our employees and guests. During fiscal year 2020, we provided hero pay in the amount of $6.5 million in appreciation to our employees.

We believe that the recruitment, training and knowledge of our employees and the consistency and quality of the service they deliver are central to our success. We emphasize deep product knowledge for store managers and sales associates during both the hiring and training stages. We hire most of our sales associates for a specific department or product category. All of our managers and sales associates undergo focused sales training, consisting of both sales techniques and specialized product instruction, both immediately upon hiring (approximately 20 hours) and continuing throughout their career (approximately 16 hours annually). In addition, our sales associates receive loss prevention instruction and departmental training upon hiring. For example, in our hunting department, all employees receive an additional nine hours of training on ATF and company policies initially upon hire, with continuing education throughout the year. Our store managers complete two to six months of on-the-job training at another store with a Sportsman’s Warehouse district manager, as part of which they receive approximately 80 hours of dedicated managerial training and instruction. Our department heads receive extensive online training as well as on-site instruction, totaling approximately 40 hours. As a result of these programs, our employees are highly trained to provide friendly and non-intimidating education, guidance and support to address our customers’ needs.

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

Risk Related to the Proposed Merger

The consummation of the Merger is subject to the satisfaction of closing conditions, including the expiration or termination of any applicable waiting period (and any extensions thereof) relating to the Merger under the HSR Act, some or all of which closing conditions may not be satisfied or waived in a timely manner or at all.

On December 21, 2020, we entered into the Merger Agreement with Great Outdoors Group and Merger Subsidiary. Consummation of the Merger is subject to customary closing conditions, including (i) the expiration or termination of any applicable waiting period (and any extensions thereof) relating to the Merger under the HSR Act; (ii) the absence of any order, injunction, or other judgment by any governmental authority of competent jurisdiction that enjoins or otherwise prohibits the consummation of the Merger; (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications); (iv) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (v) the absence of a material adverse effect on Sportsman’s Warehouse.

The Merger is subject to the requirements of the HSR Act and the related rules and regulations, which provide that certain transactions may not be completed until required information has been furnished to the Antitrust Division and the FTC and until certain waiting periods have been terminated or have expired. On January 6, 2021, Sportsman’s Warehouse and Great Outdoors Group filed their respective notification and report forms under the HSR Act with the Antitrust Division and the FTC, which triggered the start of the HSR Act waiting period. On February 5, 2021, each of Sportsman’s Warehouse and Great Outdoors Group received a request for additional information and documentary materials, commonly referred to as a “second request,” from the FTC pursuant to the HSR Act in connection with the Merger. The FTC’s “second request” extends the applicable waiting period relating to the Merger until 30 days after both Sportsman’s Warehouse and Great Outdoors Group have complied with the “second request,” unless the waiting period is terminated earlier by the FTC or voluntarily extended by an agreement between Sportsman’s Warehouse and Great Outdoors Group and the FTC. Sportsman’s Warehouse and Great Outdoors Group will continue to cooperate with the FTC staff in its review of the Merger.

We intend to pursue the satisfaction or waiver, as applicable, of each condition to the consummation of the Merger. However, no assurance can be given that such conditions to the consummation of the Merger will be satisfied or waived in a timely manner, or at all. We also cannot provide any assurance regarding whether Sportsman’s Warehouse will have to comply with any terms or conditions imposed by third parties in order to satisfy or waive the conditions to the consummation of the Merger. Certain of the conditions to the consummation of the Merger are not within our control, and we cannot predict if or when these conditions will be satisfied or waived.

The failure to satisfy or obtain waiver of conditions to the consummation of the Merger in a timely manner could delay the consummation of the Merger and exacerbate the risks and uncertainties associated with the announcement and pendency of the Merger, which are discussed below under the headings “The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations” and “While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.”

In addition, if all of the conditions to the consummation of the Merger are not satisfied or waived, we may be unable to consummate the Merger at all. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

Current and future litigation challenging the Merger could prevent the Merger from occurring or adversely affect our business, financial condition or results of operations.

In connection with the announcement of the Merger Agreement, as is common in the context of mergers and acquisitions of publicly-traded companies, Sportsman’s Warehouse (along with our directors and officers) may attract lawsuits seeking to enjoin us from proceeding with or consummating the Merger, or seeking to have the Merger rescinded after its consummation. As of April 1, 2021, seven lawsuits had been filed on behalf of individuals purporting to be stockholders of Sportsman’s Warehouse, alleging that the proxy statement we filed in connection with the stockholder vote to approve the Merger omits material information with respect to the Merger which renders the proxy statement false and misleading (which we refer to collectively as the “Stockholder Actions”). Three of those seven lawsuits have been subsequently dismissed by the plantiffs. See “Item 3. Legal Proceedings.”

One of the conditions to the consummation of the Merger is the absence of any order issued by certain governmental authorities of competent jurisdiction prohibiting the Merger. If any current or future plaintiffs are successful in obtaining an injunction or other order prohibiting the Merger, we may be unable to consummate the Merger. The risks and uncertainties associated with a failure to consummate the Merger are discussed below under the heading “Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operation.”

In addition, responding to any litigation targeting the Merger, even those without merit, will cause us to incur legal costs and expenses, which may negatively impact our financial condition. Responding to lawsuits may also divert the time and attention of our management away from our ongoing business operations and adversely affect our business and results of operations.

Failure to consummate the Merger could adversely affect our stock price, business, financial condition and results of operations.

As noted above, the various conditions to the consummation of the Merger may not be satisfied or waived in a timely manner, or at all. Certain of these conditions are not within our control. We cannot provide assurance that any of the conditions to the consummation of the Merger will be satisfied or waived. Pursuant to the Merger Agreement, the Merger will not be consummated until all of the conditions to closing are satisfied or waived.

Either Sportsman’s Warehouse or Great Outdoors Group may terminate the Merger Agreement in certain circumstances, including if (i) the Merger has not been consummated by September 17, 2021, which date will be automatically extended until December 16, 2021 if any applicable waiting period (and any extensions thereof) under the HSR Act relating to the Merger has not expired or been terminated on or prior to September 17, 2021, (ii) any restraint is in effect permanently enjoining or otherwise permanently prohibiting the consummation of the Merger, and such restraint has become final and non-appealable, or (iii) the other party breaches, and does not timely cure, any of its representations or covenants in the Merger Agreement that would cause the related condition to such party’s obligation to consummate the Merger to not be satisfied, in each case subject to the terms and conditions set forth in the Merger Agreement. The terms and conditions and other circumstances under which the Merger Agreement may be terminated in accordance with its terms are described in more detail in the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed with the SEC on December 21, 2020.

If the Merger is not consummated for any reason, holders of our common stock will not receive the Per Share Merger Consideration for their shares in connection with the Merger. Instead, our common stock will continue to be listed and traded on the Nasdaq Stock Market and registered under the Exchange Act, and we will continue to file periodic reports with the SEC on account of our common stock. In addition, the termination of the Merger would subject us to a number of risks and uncertainties, including but not limited to, potential harm to our reputation, disruption to our business and implementation of our strategy, and potential adverse reactions or changes to our business and employee relationships.

The announcement of the Merger Agreement and pendency of the Merger could negatively impact our business, financial condition and results of operations.

Our business could experience material disruptions due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. Our current and prospective employees, including certain key personnel, may experience uncertainty regarding their future roles with Sportsman’s Warehouse or desire different employment in anticipation of the consummation of the Merger. As a result, we may not be able to retain such employees, find adequate replacements for any employees we are unable to retain, or otherwise recruit new employees to join Sportsman’s Warehouse. The uncertainty caused by the pendency of the Merger could also negatively impact our employees’ performance. If the announcement or pendency of the Merger causes us to lose and be unable to replace our employees, impairs our ability to attract new employees, or negatively affects the performance of our employees, our business, financial condition and results of operations could suffer.

In addition, third parties, including our lenders, vendors and customers, may experience uncertainty regarding our business relationships due to the announcement of our entry into the Merger Agreement and during the pendency of the Merger. As a result, such third parties may seek to terminate or renegotiate our existing business relationships in connection with the potential Merger. Such disruptions to our business relationships could negatively impact our business, financial condition and results of operations.

The announcement of the Merger Agreement may also cause regulators to apply additional scrutiny to our business, potentially increasing our regulatory burden, including costs of compliance. If we are required to expend additional employee time or other resources to address such additional scrutiny or increased regulatory burden, our business, financial condition and results of operations could be negatively impacted.

While the Merger remains pending, we will be required to comply with various interim operating covenants that may constrain our business operations and to take certain actions that may divert our management’s focus from our ongoing business.

Pursuant to the Merger Agreement, during the period between December 21, 2021 and until the earlier of the Effective Time and the valid termination of the Merger Agreement in accordance with its terms (the “Interim Operating Period”), we agreed to conduct our business in the ordinary course of business and to not engage in certain types of actions, subject to certain terms, limitations and exceptions. The terms of these interim operating covenants are described in more detail in the Merger Agreement, which is attached as Exhibit 2.1 to the Current Report on Form 8-K we filed with the SEC on December 21, 2020. Complying with these obligations could limit our ability to operate our business as previously conducted, to pursue strategic transactions, or to otherwise exploit business opportunities as they arise. Our management will be primarily responsible for ensuring that Sportsman’s Warehouse complies with such obligations during the Interim Operating Period, and this additional responsibility may divert the focus of our management away from our ongoing business operations.

Risks Related to the Firearms Business

Current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may negatively impact the demand for our products and our ability to conduct our business.

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. For instance, Washington recently passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a five to ten day waiting period on gun purchases. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

●	federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items we offer, such as firearms, black powder firearms, ammunition, bows, knives and similar products;

●	the ATF, regulations, audit and regulatory policies that impact the process by which we sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the CA DOJ;

●	laws and regulations governing hunting and fishing;

●	laws and regulations relating to the collecting and sharing of non-public customer information;

●	laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;

●	laws and regulations relating to the manner in which we advertise, market or sell our products;

●	labor and employment laws, including wage and hour laws;

●	U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and

●	FTC regulations governing the manner in which orders may be solicited and prescribing other obligations in fulfilling orders and consummating sales.

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as Colorado, Connecticut, Maryland, Minnesota, New Jersey, and New York, have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In New York and Connecticut, mandatory screening of ammunition purchases is now required. In addition, California has adopted requirements for micro-stamping (that is, engraving the handgun’s serial number on the firing pin of new handguns), and at least seven other states and the United States Congress have introduced microstamping legislation for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Our success depends on the value and strength of the Sportsman’s Warehouse brand. The Sportsman’s Warehouse name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience both in-store and online. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, any of which could result in decreases in net sales. In addition, the sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop with us, which could harm our results of operations and financial condition.

Risks Related to Our Retail Operations

The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have impacted our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. While certain of our stores had restrictions on operations during the early period of the pandemic, as of the filing of this 10-K, all of our 112 stores are open with no significant restrictions or limitations on their operations. We may decide to restrict the operations of our stores and our distribution facility again if we deem this necessary or if recommended or mandated by authorities. In addition, we believe we are an “essential” business under relevant federal, state and local mandates. If the classification of what is an “essential” business changes or other government regulations are adopted, we may be required to close more, if not all, of our stores, which would significantly and adversely impact our sales and profits. Also, if we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.

With respect to our supply chain, we continue to see some interruption with various vendors as a result of restrictions or limitations on their operations due to the pandemic. We have experienced an increase in sales during the pandemic and the interruption in our supply chain has strained our inventory levels and we believe the current demand for firearms and ammunition is outpacing supply.

We cannot predict the future impact on us of the COVID-19 outbreak. For instance, our financial results and operations would be significantly impacted if we were required or we deemed it appropriate to temporarily suspend or restrict the operations of a significant number of our stores. In addition, if we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, we may need additional liquidity to maintain our operations depending on how long these events impact to our operations. The impact of the pandemic on the general economy could also impact consumer behavior and dampen discretionary spending. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, the resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, including the potential temporary closing or restrictions on the operations of our stores.

Our retail-based business model is impacted by general economic and market conditions, and ongoing economic, market and financial uncertainties, including uncertainties surrounding the impact of COVID-19, may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

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

The majority of our stores are currently located in the Western United States, comprising Alaska, Arizona, California, Colorado, Idaho, Montana, Nevada, New Mexico, Oregon, Utah, Washington and Wyoming. As a result, our operations are more susceptible to regional factors than the operations of more geographically diversified competitors. These factors include regional economic and weather conditions, natural disasters, demographic and population changes and governmental regulations in the states in which we operate. Environmental changes and disease epidemics affecting fish or game populations in any concentrated region may also affect our sales. In addition, adverse weather conditions and the impacts of climate change in any concentrated region may temporarily reduce the demand for some of our products and could have a negative effect on our sales, earnings or cash flows. If a region with a concentration of our stores were to suffer an economic downturn or other adverse event, our operating results could suffer.

Competition in the outdoor activities and sporting goods market could reduce our net sales and profitability.

The outdoor activities and sporting goods market is highly fragmented and competitive. Some of our competitors have a larger number of stores, and greater market presence (both brick and mortar and online), name recognition and financial, distribution, marketing and other resources than we have. As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. In addition, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. If our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations or in locations with high concentrations of our e-commerce business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Walmart, do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader array of competing products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

●	changes or anticipated changes to regulations related to some of the products we sell;

●	consumer preferences, buying trends, including a shift of consumer spending from brick-and-mortar to online, and overall economic trends;

●	our ability to identify and respond effectively to local and regional trends and customer preferences;

●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

●	the success of our omni-channel strategy and our e-commerce platform;

●	competition in the regional market of a store;

●	atypical weather;

●	new product introductions and changes in our product mix; and

●	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.7% and 29.3% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

We cannot predict when, or the extent to which, we will experience any delay or disruption in the supply of products from our vendors. Any such delay or disruption could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. In addition, to the extent one or more of our key vendors is negatively impacted by COVID-19, including due to the closure of its distribution centers or manufacturing facilities, we may be unable to maintain adequate inventory in our stores and maintain delivery schedules. Further, if any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on favorable terms, or at all, which could adversely affect our sales and operating results.

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

In fiscal year 2020, approximately 2.0% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas and adverse fluctuations of foreign currencies. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

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

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2019 and 2020, 44 and 62 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Risks Related to Our Business Strategy

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

We intend to continue to expand by opening or acquiring stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open or acquire stores in new markets and operate them profitably, many of which are beyond our control, include:

●	our ability to identify suitable locations, including our ability to gather and assess demographic and marketing data to determine consumer demand for our products in the locations we select;

●	our ability to obtain financing on favorable terms or negotiate favorable lease agreements;

●	our ability to properly assess the profitability of potential new retail store locations;

●	our ability to successfully rebrand any new stores we acquire and integrate such stores into our existing operations;

●	our ability to secure required governmental permits and approvals;

●	our ability to attract, hire and train skilled store operating personnel, especially management personnel;

●	the availability of construction materials and labor and the absence of significant construction delays or cost overruns;

●	our ability to provide a satisfactory mix of merchandise that is responsive to the needs of our customers living in the areas where new retail stores are built;

●	our ability to supply new retail stores with inventory in a timely manner;

●	our competitors building or leasing stores near our retail stores or in locations we have identified as targets for a new retail store;

●	consumer demand for our products, particularly firearms and ammunition, which drives traffic to our retail stores;

●	regional economic and other factors in the geographies in which we expand; and

●	general economic, political, and business conditions affecting consumer confidence and spending and the overall strength of our business.

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

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. In 2018, we launched a redesign of our website and significantly enhanced the online shopping experience for our customers. While e-commerce has been a rapidly growing sales channel and an increasing source of competition in our industry, sales from our e-commerce channel are not yet material to our operations. If we are unable to continue to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected. Our future success could also be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers.

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

We expect to continue to grow our exclusive private label brand offerings through a combination of brands that we own and brands that we license from third parties. We have invested in our development and procurement resources and marketing efforts relating to these private brand offerings. Although we believe that our private brand products offer value to our customers at each price point and provide us with higher gross margins than comparable third-party branded products we sell, the expansion of our private brand offerings also subjects us to certain specific risks in addition to those discussed elsewhere in this section, such as:

●	potential mandatory or voluntary product recalls;

●	our ability to successfully protect our proprietary rights (including defending against counterfeit, knock offs, grey-market, infringing or otherwise unauthorized goods);

●	our ability to successfully navigate and avoid claims related to the proprietary rights of third parties;

●	our ability to successfully administer and comply with obligations under license agreements that we have with the licensors of brands, including, in some instances, certain minimum sales requirements that, if not met, could cause us to lose the licensing rights or pay damages; and

●	other risks generally encountered by entities that source, sell and market exclusive branded offerings for retail.

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

Risks Related to Liquidity and Capital Resources

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

The amount that we are able to borrow and have outstanding under our revolving credit facility at any given time is subject to a borrowing base calculation. As a result, our ability to borrow is subject to certain risks and uncertainties, such as a deterioration in the quality of our inventory (which is the largest asset in our borrowing base), a decline in sales activity and the collection of our receivables, which could reduce the funds available to us under our revolving credit facility.

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

Our revolving credit facility and term loan contain various provisions that limit our ability to, among other things, incur, create or assume certain indebtedness; create, incur or assume certain liens; make certain investments; make sales, transfers and dispositions of certain property; undergo certain fundamental changes, including certain mergers, liquidations and consolidations; purchase, hold or acquire certain investments; and declare or make certain dividends and distributions. These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

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

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future, we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing.

All of our debt outstanding under our credit agreement as of January 30, 2021 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. However, for U.S dollar LIBOR, it now appears that the relevant date may be deferred to June 30, 2023 for certain tenors (including overnight and one, three, six and 12 months), at which time the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR.  Despite this potential deferral, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available, our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative base rate on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

●	establishing a classified board of directors;

●	providing that directors may be removed only for cause;

●	not providing for cumulative voting in the election of directors;

●	requiring at least a supermajority vote of our stockholders to amend our bylaws or certain provisions of our certificate of incorporation;

●	eliminating the ability of stockholders to call special meetings of stockholders;

●	establishing advance notice requirements for nominations for election to the board of directors or for proposing matters that can be acted on by stockholders at stockholder meetings;

●	authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended January 30, 2021, the closing price of our stock ranged from a high of $17.95 per share to a low of $4.30 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United States, including those resulting from natural disasters, health crises or pandemics (including COVID-19), terrorist attacks, acts of war and responses to such events.

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

Corporate responsibility, specifically related to environmental, social and governance (“ESG”) matters, may impose additional costs and expose us to new risks.

Public ESG and sustainability reporting is becoming more broadly expected by investors, shareholders and other third parties. Certain organizations that provide corporate governance and other corporate risk information to investors and shareholders have developed, and others may in the future develop, scores and ratings to evaluate companies and investment funds based upon ESG or “sustainability” metrics. Many investment funds focus on positive ESG business practices and sustainability scores when making investments and may consider a company’s ESG or sustainability scores as a reputational or other factor in making an investment decision. In addition, investors, particularly institutional investors, use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with such company to improve ESG disclosure or performance and may also make voting decisions, or take other actions, to hold these companies and their boards of directors accountable. Board diversity is an ESG topic that is, in particular, receiving heightened attention by investors, shareholders, lawmakers and listing exchanges. Certain states have passed laws requiring companies to meet certain gender and ethnic diversity requirements on their boards of directors. We may face reputational damage in the event our corporate responsibility initiatives or objectives, including with respect to board diversity, do not meet the standards set by our investors, shareholders, lawmakers, listing exchanges or other constituencies, or if we are unable to achieve an acceptable ESG or sustainability rating from third party rating services. A low ESG or sustainability rating by a third-party rating service could also result in the exclusion of our common stock from consideration by certain investors who may elect to invest with our competition instead. Ongoing focus on corporate responsibility matters by investors and other parties as described above may impose additional costs or expose us to new risks.

General Risks

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

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from natural disasters, power loss, computer system failures, telecommunications failures, security breaches, misappropriation, hacking by third parties and computer viruses, and similar events.

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

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2023, with three options that each allow us to extend for an additional five years. We believe that our distribution center is of sufficient scale to support a network of 120 or more stores.

We currently operate 112 retail stores in 27 states. See above under “Business – Our Stores” for a breakdown of our stores by state. In total we have approximately 4.5 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

As of April 1, 2021, seven lawsuits have been filed on behalf of individuals purporting to be stockholders of Sportsman’s Warehouse, alleging that the proxy statement we filed in connection with the stockholder vote to approve the Merger omits material information with respect to the Merger which renders the proxy statement false and misleading (which we refer to collectively as the “Stockholder Actions”). The first complaint was filed on February 24, 2021 by Anthony Morgan, on behalf of himself and all others similarly situated, in the United States District Court for the Northern District of California and is captioned Morgan v. Sportsman’s Warehouse Holdings, Inc., et al., 3:21-cv-01315. The second complaint was filed on February 26, 2021 by Bryan Kubicek, on behalf of himself and all others similarly situated, in the United States District Court for the District of Delaware and is captioned Kubicek v. Sportsman’s Warehouse Holdings, Inc., et al., 1:21-cv-00302. The third complaint was filed on March 1, 2021 by Arian Ray in the United States District Court for the Eastern District of Pennsylvania and is captioned Ray v. Sportsman’s Warehouse Holdings, Inc., et al., 2:21-cv-00967.  The Ray action was subsequently dismissed by Arian Ray on March 31, 2021.  The fourth complaint was filed on March 4, 2021 by Michael Huff in the United States District Court for the District of Delaware and is captioned Huff v. Sportsman’s Warehouse Holdings, Inc., et al., 1:21-cv-00337.  The Huff action was subsequently dismissed by Michael Huff on March 31, 2021.  The fifth complaint was filed on March 6, 2021 by Robert Waldron in the United States District Court for the District of Colorado and is captioned Waldron v. Sportsman’s Warehouse Holdings, Inc., et al., 1:21-cv-00682.  The sixth complaint was filed on March 9, 2021 by Anthony Pitruzzello in the United States District Court for the Southern District of New York and is captioned Pitruzzello v. Sportsman’s Warehouse Holdings, Inc., et al., 1:21-cv-02040.  The Pitruzzello action was subsequently dismissed by Anthony Pitruzzello on April 1, 2021.  The seventh complaint was filed on March 11, 2021 by Mike Collawn in the United States District Court for the Southern District of New York and is captioned Collawn v. Sportsman’s Warehouse Holdings, Inc., et al., 1:21-cv-02117. Each of the Stockholder Actions names Sportsman’s Warehouse and each member of the Board as defendants

The Stockholder Actions purport to state claims for violations of Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9 promulgated under the Exchange Act (“Rule 14a-9”). The Pitruzzello complaint also purports to state a claim that members of the Board violated their fiduciary duty of candor. The plaintiffs in the Stockholder Actions generally allege that the proxy statement omits material information with respect to the Merger which renders the proxy statement false and misleading.  The plaintiffs in the Stockholder Actions seek, among other things, an injunction preventing the consummation of the Merger, or if the Merger is consummated, rescission of the Merger or an award of rescissory damages, a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and an award of the costs of the action, including reasonable allowance for attorneys’ and experts’ fees.  The Morgan, Kubicek and Waldron complaints also seek an injunction preventing any vote on the Merger, including those contemplated at the special meeting.  Sportsman’s Warehouse believes each of these lawsuits is without merit.

Sportsman’s Warehouse has vigorously denied, and continues vigorously to deny, that it has committed or aided and abetted in the commission of any violation of law or duties or engaged in any of the wrongful acts that were alleged in the Stockholder Actions.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq under the symbol “SPWH.” As of March 1, 2021, there were 167 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividend Policy

We did not pay any dividends in fiscal year 2020 or fiscal year 2019. We currently expect to retain all available funds and future earnings, if any, for use in the operation and growth of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

Pursuant to the Merger Agreement, we agreed to refrain from declaring or paying any dividends during the Interim Operating Period, subject to the terms, limitations and exceptions set forth in the Merger Agreement. In addition, to the extent the Merger is consummated, subject to the terms and conditions set forth in the Merger Agreement, each share of our common stock will be converted into the right to receive the Per Share Merger Consideration, and the holders of such common stock will not be entitled to receive any dividend payments or other distributions with respect to such common stock after the Effective Time.

ITEM 6. SELECTED FINANCIAL DATA

For the fiscal year 2020, we were a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 112 stores in 27 states, totaling approximately 4.5 million gross square feet. During fiscal year 2020, we increased our gross square footage by 8.7% through the opening and acquisition of an aggregate of ten store locations.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Proposed Merger with Great Outdoors Group, Inc.

On December 21, 2020, Sportsman’s Warehouse entered into the Merger Agreement with Great Outdoors Group and Merger Subsidiary.  Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group. Subject to the terms and conditions set forth in the Merger Agreement, at the Effective Time, each share of Sportsman’s Warehouse common stock, par value $0.01 per share outstanding immediately prior to the Effective Time (other than such Shares held by (i) Great Outdoors Group, Merger Subsidiary, or any other subsidiary of Great Outdoors Group, (ii) Sportsman’s Warehouse or its subsidiaries, as treasury stock or (iii) stockholders of Sportsman’s Warehouse who properly exercised their appraisal rights for such Shares under the Delaware General Corporation Law) will automatically be cancelled and converted into the right to receive $18.00 per Share in cash, without interest and less any applicable withholding taxes.

The Merger Agreement has been unanimously adopted by the board of directors of Sportsman’s Warehouse, and the stockholders of Sportsman’s Warehouse approved the Merger at the special stockholders meeting held on March 23, 2021. Completion of the Merger is subject to the satisfaction of several conditions, including: (i) the expiration or termination of any applicable waiting period (and any extensions thereof) relating to the Merger under the HSR Act; (ii) the absence of any order, injunction, or other judgment by any governmental authority of competent jurisdiction that enjoins or otherwise prohibits the consummation of the Merger; (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications); (iv) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (v) the absence of a material adverse effect on Sportsman’s Warehouse.

Assuming receipt of required clearance pursuant to the HSR Act and timely satisfaction of other conditions to closing, we currently expect the closing of the Merger to occur in the second half of calendar year 2021. For more information on the Merger, see “Part I. Item 1. Business—Proposed Merger with Great Outdoor Groups, Inc.” and “Part I. Item 1A. Risk Factors—Risks Related to the Proposed Merger.”

COVID-19 Pandemic

Since mid-March through the end of fiscal year 2020, the Company has experienced a significant increase in sales. A larger than normal portion of those sales has come from certain product categories, particularly firearms and ammunition. As a result of the higher proportion of firearms and ammunition sales, our product mix during fiscal year 2020 has been impacted, which had a negative effect on our gross margin.

The increased demand we have experienced since mid-March 2020 resulted in our net sales increasing by 63.8% to $1,451.8 million during fiscal year 2020 compared to fiscal year 2019. Within our net sales, our Hunting and Shooting category increased by 91.1% to $832.6 million for fiscal year 2020 compared to fiscal year 2019. Further, our same store sales increased 48.3% during fiscal 2020 compared to fiscal 2019, with our hunting and shooting same store sales increasing 70.0%. Gross profit increased to $476.4 million during fiscal year 2020 compared to $296.6 million for the corresponding period of fiscal year 2019. As a percentage of net sales, gross profit decreased to 32.8% for fiscal year 2020 compared to 33.5% for the corresponding period of fiscal year 2019 due in part to an increase in lower margin products, such as firearms and ammunition, in our product mix. As of the filing of this 10-K, all of our 112 stores are open with no significant restrictions or limitations on their operations. In early fiscal year 2020, we were required to temporarily close four of our stores and significantly limit operations at eight other locations as a result of local and state regulations related to the COVID-19 pandemic. We have taken many actions and made numerous policy changes to adjust our operations in an effort to limit the spread of COVID-19, including requiring masks to be worn at our facilities, installing plastic barriers in stores, additional store and distribution center cleanings and implementing social distancing requirements, among others. Despite our efforts, we may be required to further restrict the operations of our stores and our distribution center if we deem this necessary or if recommended or mandated by authorities.

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

While we have experienced increased sales, especially in our hunting and shooting category, since the beginning of the COVID-19 pandemic, we cannot predict the future impact on us of the COVID-19 outbreak. For instance, our financial results and operations would be significantly impacted if we were required or we deemed it appropriate to temporarily suspend or restrict the operations of a significant number of our stores. Further, the impact of the pandemic on the general economy could impact consumer behavior and dampen discretionary spending. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, the resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments, including the potential temporary closing or restrictions on the operations of our stores.

Fiscal Year

We operate using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal years 2020, 2019 and 2018 ended on January 30, 2021, February 1, 2020, and February 2, 2019, respectively. Fiscal years 2020, 2019, and 2018 contained 52 weeks of operations.

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

Opening new stores and acquiring store locations is also an important part of our growth strategy. For fiscal year 2020 we opened or acquired 10 stores and plan to add 8 to 12 locations in fiscal year 2021. While our target is to grow square footage at a rate of 8% to 10% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

●	increasing our total gross square footage by opening or acquiring new stores;

●	continuing to increase and improve same store sales in our existing markets;

●	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;

●	increasing the average ticket sale per customer; and

●	expanding our omni channel capabilities.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 62 of our current stores were impacted by minimum wage increases in fiscal year 2020 that have and will continue to increase our selling, general and administrative expenses during fiscal year 2021.

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as an additional measurement tool for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “Non-GAAP Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.2	66.5	66.4
Gross profit	32.8	33.5	33.6
Selling, general, and administrative expenses	24.3	29.7	28.4
Income from operations	8.5	3.8	5.2
Gain on bargain purchase	(0.2)	-	-
Interest expense	0.3	0.9	1.6
Income before income taxes	8.4	2.9	3.6
Income tax expense	2.1	0.6	0.8
Net income	6.3%	2.3%	2.8%
Adjusted EBITDA	11.3%	6.7%	8.1%

The following table shows our sales during the periods presented by department:

		Fiscal Year Ended
		January 30,	February 1,	February 2,
Department	Product Offerings	2021	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.7%	14.4%	14.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	9.3%	8.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.9%	11.1%	10.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.6%	7.5%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.6%	49.1%	48.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.7%	8.6%	10.7%
Total		100.0%	100.0%	100.0%

Fiscal Year 2020 Compared to Fiscal Year 2019

Net Sales. Net sales increased by $565.4 million, or 63.8%, to $1,451.8 million in fiscal year 2020 compared to $886.4 million in fiscal year 2019. Our net sales increased due to a variety of reasons including; increased outdoor activity participation, demand driven by the change in consumer behavior associated with the COVID-19 pandemic, increased demand due to the presidential election and social unrest, increased demand driven by the exit of competitors and market share gains due to increased participation in outdoor activities, and strong growth in our e-commerce platform. Stores that were opened in fiscal year 2020 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $155.3 million to net sales. Same store sales increased by 48.3% for fiscal year 2020 compared to fiscal year 2019, primarily driven by increases in our hunting and shooting department due to the drivers of increased demand discussed above. Existing stores that were included in same store sales generated $408.6 million in additional net sales in fiscal year 2020 over fiscal year 2019.

All of our departments had increases in net sales for fiscal year 2020 compared to fiscal year 2019, led by our hunting and shooting department with an increase in net sales of $397.1 million, or 91.1%. Our camping, fishing, apparel, footwear, and optics, electronics, and accessories departments also had increases in net sales of $57.4 million, $44.8 million, $25.7 million, $14.6 million and $27.7 million, respectively, for fiscal year 2020 compared to fiscal year 2019 due to increased traffic within our stores and higher online sales. Within hunting, our firearm and ammunition categories saw increases of $194.8 million, or 115.5%, and $122.6 million, or 93.7%, respectively, for fiscal year 2020 compared to fiscal year 2019, which increases resulted from the drivers of increased demand discussed above.

Each of our departments had increases in same store sales for fiscal year 2020 compared to fiscal year 2019, led by our hunting and shooting department with an increase in same store sales of 70.0%. Our camping, fishing, optics, electronics and accessories, footwear, and apparel departments had increases in same store sales of 34.0%, 30.8%, 28.9%, 18.5%, and 13.0% respectively, for fiscal year 2020 compared to fiscal year 2019. As of January 30, 2021, we had 102 stores included in our same store sales calculation.

Gross Profit. Gross profit increased by $179.8 million, or 60.6%, to $476.4 million for fiscal year 2020 from $296.6 million for fiscal year 2019. As a percentage of net sales, gross profit decreased to 32.8% for fiscal year 2020 compared to 33.5% for fiscal year 2019 due to the change in product mix as a result of the majority of revenue being generated from lower margin categories such as firearms and ammunition and a channel mix shift to higher e-commerce driven sales causing increased freight costs. The gross margin decline was partially offset by higher product margins, volume incentives, and other adjustments, which positively impacted gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $90.5 million, or 34.4%, to $353.7 million for fiscal year 2020 from $263.2 million for fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $51.9 million, which mostly resulted from the opening of 10 new or acquired store locations during fiscal year 2020, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $6.5 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, and depreciation of $24.8 million, $8.2 million, and $3.3 million, respectively, each primarily related to the opening or acquiring of 10 new store locations during fiscal year 2020. The increase in other selling, general and administrative expenses was primarily due to increased credit card fees. Additionally, we incurred increased acquisitions costs of $3.0 million with respect to our merger with the Great Outdoors Group, which was announced on December 21, 2020. Selling, general and administrative expenses decreased to 24.3% of net sales in fiscal year 2020 compared to 29.7% of net sales in fiscal year 2019, primarily because of the significant increase in net sales we experienced in fiscal year 2020 compared to fiscal year 2019.

Interest Expense. Interest expense decreased by $4.5 million, or 56.2%, to $3.5 million in fiscal year 2020 from $8.0 million for fiscal year 2019. Interest expense decreased primarily as a result of our lower debt balances during fiscal year 2020 compared to fiscal year 2019, including our repayment of our term loan and all outstanding amounts under our revolving credit facility during fiscal year 2020.

Income Taxes. We recorded an income tax expense of $30.1 million for fiscal year 2020 compared to income tax expense of $5.3 million for fiscal year 2019. Our effective tax rate changed from fiscal year 2019 of 20.6% to 24.8% in 2020 primarily due to discrete items recognized in 2019 relating to prior year tax credits and changes in our estimated deferred state tax rate which did not repeat in 2020.

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

With respect to same store sales, our fishing department realized an increase in same store sales of 2.3%. Our camping, gift bar, apparel, and hunting departments incurred decreases in same store sales of 1.8%, 1.6%, 1.1%, and 1.0%, respectively. Firearms same store sales decreased by 3.0% and ammunition same store sales decreased by 0.5% during fiscal year 2019 compared to fiscal year 2018. As of February 1, 2020, we had 92 stores included in our same store sales calculation.

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

Seasonality

Due to the openings of hunting season across the country and consumer holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern.

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

Quarterly Results of Operations

The following table sets forth unaudited financial and operating data for each fiscal quarter of fiscal years 2020 and 2019. This quarterly information has been prepared on a basis consistent with our audited financial statements and includes all normal recurring adjustments that we consider necessary for a fair presentation of the information shown. This information should be read in conjunction with “Part II, Item 8. Financial Statements and Supplementary Data” of this 10-K. Our quarterly operating results may fluctuate significantly as a result of the factors described above and a variety of other factors, and operating results for any fiscal quarter are not necessarily indicative of results for a full fiscal year.

	Fiscal Year 2020				Fiscal Year 2019
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

	(unaudited)
	(in thousands, except per share data, percentages and number of stores)
Net sales	$438,195	$385,748	$380,989	$246,835	$258,152	$242,466	$211,766	$174,017
Gross profit	142,005	130,582	129,093	74,744	85,027	84,210	73,222	54,173
Income (loss) from operations	39,375	38,330	45,487	(445)	13,186	15,874	9,762	(5,357)
Net income (loss)	29,567	30,482	32,461	(1,130)	9,684	10,493	5,498	(5,459)
Diluted earnings (loss) per share	0.66	0.68	0.73	(0.03)	0.22	0.24	0.13	(0.13)
As a percentage of full year results:
Net sales	30.2%	26.6%	26.2%	17.0%	29.1%	27.4%	23.9%	19.6%
Gross profit	9.8%	9.0%	8.9%	5.1%	9.6%	9.5%	8.3%	6.1%
Income (loss) from operations	2.7%	2.6%	3.1%	0.0%	1.5%	1.8%	1.1%	(0.6)%
Net income (loss)	2.0%	2.1%	2.2%	(0.1)%	1.1%	1.2%	0.6%	(0.6)%
Operating data:
Number of stores open at end of period	112	112	106	105	103	103	94	92

Liquidity and Capital Resources

Our primary capital requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. Our sources of liquidity to meet these needs have primarily been operating cash flows, borrowings under our revolving credit facility, and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months.

For fiscal year 2020, we incurred approximately $19.2 million in capital expenditures primarily related to the opening of new stores during the period. We expect capital expenditures between $42 million and $52 million for fiscal year 2021 primarily to refurbish many of our existing stores and to open eight to twelve new stores in fiscal year 2021. We intend to fund these capital expenditures with our operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 30,	February 1,
	2021	2020

	(in thousands)
Cash flows provided by operating activities	$238,816	$77,866
Cash flows used in investing activities	(26,227)	(49,064)
Cash used in financing activities	(148,749)	(28,664)
Cash at end of period	65,525	1,685

Net cash provided by operating activities was $238.8 million for fiscal year 2020, compared to $77.9 million for fiscal year 2019.  The increase in our cash flows from operating activities was primarily the result of our increase in net income, which was generated from a significant increase in net sales during fiscal year 2020 compared to fiscal year 2019, and decreased inventory and higher accounts payable at the end of fiscal year 2020 compared to fiscal year 2019.

Net cash used in investing activities was $26.2 million for fiscal year 2020 compared to $49.1 million for fiscal year 2019. For fiscal year 2020, we incurred capital expenditures with respect to opening new stores and the acquisition of four new store locations. Our cash flows used in investing activities in fiscal year 2019 primarily related to costs incurred in connection with constructing our new corporate office and the acquisition of eight store locations.

Net cash used in financing activities was $148.7 million for fiscal year 2020 compared to net cash used in financing activities of $28.7 million for fiscal year 2019. The increase in net cash used in financing in fiscal year 2020 compared to fiscal year 2019 was primarily due to our repayment of our term loan and all outstanding borrowings under our revolving credit facility.

Amended and Restated Credit Facility. We had no outstanding indebtedness as of January 30, 2021. We repaid in full our prior $40.0 million term loan during fiscal year 2020. We continue to maintain a $250.0 million revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility matures on May 23, 2023.  As of January 30, 2021, we had no outstanding borrowings under our revolving credit facility, with $154.6 million available for borrowing and $2.0 million in stand-by commercial letters of credit.

Borrowings under our revolving credit facility bear interest based on either, at our option, the base rate or LIBOR, in each case plus an applicable margin. The base rate is the higher of (1) Wells Fargo’s prime rate, (2) the federal funds rate (as defined in the credit agreement) plus 0.50% and (3) the one-month LIBOR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.75% per year for base rate loans and from 1.25% to 1.75% per year for LIBOR loans.

Interest on base rate loans is payable monthly in arrears and interest on LIBOR loans is payable based on the LIBOR interest period selected by us, which can be 7, 30, 60 or 90 days. All amounts that are not paid when due under our revolving credit facility will accrue interest at the rate otherwise applicable plus 2.00% until such amounts are paid in full.

Each of the subsidiaries of Holdings is a borrower under the revolving credit facility and Holdings guarantees all obligations under the revolving credit facility. All obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box, or similar arrangement, for the collection of all receipts.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of January 30, 2021, we were in compliance with all covenants under the revolving credit facility.

We repaid our term loan in full during fiscal year 2020. Our term loan was issued at a price of 100% of the $40.0 million aggregate principal amount and had a maturity date of May 23, 2023. The term loan accrued interest at a rate of LIBOR plus 5.75%.

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

We offer promotional financing and credit cards issued by a third-party bank that manages and directly extends credit to our customers. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive monthly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each month when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically monthly. Profit-share payments occur monthly, shortly after the end of each program month.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow moving inventory based on inventory productivity reports and by specific identification of obsolete or slow moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 30, 2021, our cost of sales would have been correspondingly lower or higher by approximately $0.3 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. During the year ended January 30, 2021 the Company recorded an impairment charge of $1.0 million relating to the closure of one store. No impairment charge to long-lived assets was recorded during the fiscal year ended February 1, 2020.

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

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA may be defined differently by other companies, and, therefore, it may not be directly comparable to the results of other companies in our industry;

●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

●	Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

A reconciliation of net income to Adjusted EBITDA is set forth below.

	Fifty-Two Weeks Ended
	January 30,	February 1,	February 2,
	2021	2020	2019

Net income	$91,380	$20,215	$23,750
Interest expense	3,506	7,995	13,206
Income tax expense	30,080	5,254	7,063
Depreciation and amortization	21,830	19,321	18,250
Stock-based compensation expense (1)	3,302	2,104	1,742
Pre-opening expenses (2)	1,942	2,695	1,838
Hazard pay and CEO retirement (3)	6,526	—	2,647
Acquisition costs (4)	3,710	662	—
Bargain purchase (5)	(2,218)	—	—
Legal accrual (6)	2,125	—	—
Store closure (7)	1,039	—	—
Executive transition costs (8)	—	770	—
Adjusted EBITDA	$163,222	$59,016	$68,496

Net sales	$1,451,767	$886,401	$849,129
Net income margin (9)	6.3%	2.3%	2.8%
Adjusted EBITDA margin (9)	11.2%	6.7%	8.1%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic for the fiscal year ended January 30, 2021 and payroll and stock-based compensation expenses incurred in conjunction with the retirement of our former CEO during the first quarter of fiscal 2018, for the fiscal year ended Ferbuary 2, 2019.
(4)	Includes $237 of expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020. Also includes $3,473 of expenses incurred relating to the announced merger with Great Outdoors Group on December 21, 2020.
(5)	Excess of the fair value over the purchase price of tangible assets acquired in connection with the Field & Stream stores acquired during fiscal year 2020. See Note 3 to the financial statements for additional information.
(6)	Accrual relating to pending labor litigation in the state of California.
(7)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(8)	Costs incurred for the recruitment and hiring of key executive officers.
(9)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

For fiscal year 2020, we were a smaller reporting company as defined by Rule 12b-2 of the Exchange Act, and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sportsman’s Warehouse Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 2, 2021 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical audit matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah
April 2, 2021

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Sportsman’s Warehouse Holdings, Inc. and subsidiaries (the Company) as of February 1, 2020, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the fiscal years in the two-year period ended February 1, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020, and the results of its operations and its cash flows for each of the fiscal years in the two-year period ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

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

/s/ KPMG LLP

We served as the Company’s auditor from 2002 to 2020.

Salt Lake City, Utah
April 9, 2020

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	January 30,	February 1,
	2021	2020
Assets
Current assets:
Cash	$65,525	$1,685
Accounts receivable, net	581	904
Merchandise inventories	243,434	275,505
Income tax receivable	—	812
Prepaid expenses and other	15,113	12,732
Total current assets	324,653	291,638
Operating lease right of use asset	235,262	224,520
Property and equipment, net	99,118	98,767
Goodwill	1,496	1,496
Definite lived intangibles, net	289	220
Total assets	$660,818	$616,641

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$77,441	$38,157
Accrued expenses	109,056	70,118
Income taxes payable	4,917	—
Operating lease liability, current	36,014	34,487
Revolving line of credit	—	116,078
Current portion of long-term debt, net of discount and debt issuance costs	—	5,936
Total current liabilities	227,428	264,776
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	—	23,781
Deferred income taxes	434	562
Operating lease liability, noncurrent	228,296	217,254
Total long-term liabilities	228,730	241,597
Total liabilities	456,158	506,373

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,623 and 43,296 shares issued and outstanding, respectively	436	433
Additional paid-in capital	89,815	86,806
Accumulated earnings	114,409	23,029
Total stockholders' equity	204,660	110,268
Total liabilities and stockholders' equity	$660,818	$616,641

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 30,	February 1,	February 2,
	2021	2020	2019
Net sales	$1,451,767	$886,401	$849,129
Cost of goods sold	975,313	589,768	564,199
Gross profit	476,454	296,633	284,930

Selling, general, and administrative expenses	353,706	263,169	240,911
Income from operations	122,748	33,464	44,019
Bargain purchase gain	(2,218)	—	—
Interest expense	3,506	7,995	13,206
Income before income taxes	121,460	25,469	30,813
Income tax expense	30,080	5,254	7,063
Net income	$91,380	$20,215	$23,750
Income per share:
Basic	$2.10	$0.47	$0.55
Diluted	$2.06	$0.46	$0.55
Weighted average shares outstanding:
Basic	43,525	43,166	42,878
Diluted	44,430	43,588	42,979

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated Earnings(deficit)	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at February 3, 2018	42,617	$426	—	$—	$82,197	$(32,825)	$49,798
Impact of change for ASC 606 adoption	-	—	—	—	—	2,634	2,634
Vesting of restricted stock units	275	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(703)	—	(703)
Issuance of common stock for cash per employee stock purchase plan	86	1	—	—	351	—	352
Stock based compensation	—	—	—	—	2,829	—	2,829
Net income	—	—	—	—	—	23,750	23,750
Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	120	1	—	—	402	—	403
Stock based compensation	—	—	—	—	2,104	—	2,104
Net income	—	—	—	—	—	20,215	20,215
Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(870)	—	(870)
Issuance of common stock for cash per employee stock purchase plan	72	—	—	—	580	—	580
Stock based compensation	—	—	—	—	3,302	—	3,302
Net income	—	—	—	—	—	91,380	91,380
Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	January 30,	February 1,	February 2
	2021	2020	2019
Cash flows from operating activities:
Net income	$91,380	$20,215	$23,750
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of property and equipment	21,801	19,294	17,961
Amortization and write-off of discount on debt and deferred financing fees	535	339	2,043
Amortization of definite lived intangible	28	26	289
Change in deferred rent	—	—	568
Loss (gain) on asset dispositions	804	(311)	30
Gain on bargain purchase	(2,218)	—	—
Noncash lease expense	25,307	27,009	—
Deferred income taxes	(919)	710	714
Stock-based compensation	3,302	2,104	2,829
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	323	(655)	70
Operating lease liabilities	(24,390)	(28,374)	—
Merchandise inventories	39,938	20,247	(6,006)
Prepaid expenses and other	(2,633)	(1,571)	(5,339)
Accounts payable	37,812	12,709	(11,726)
Accrued expenses	42,017	8,774	7,739
Income taxes payable and receivable	5,729	(2,650)	(749)
Net cash provided by operating activities	238,816	77,866	32,173
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(19,754)	(30,372)	(17,936)
Purchase of intangible asset	—	—	(259)
Acquisition of Field and Stream stores, net of cash acquired	(6,473)	(28,536)	—
Proceeds from deemed sale-leaseback transactions	—	9,533	1,717
Proceeds from sale of property and equipment	—	311	226
Net cash used in investing activities	(26,227)	(49,064)	(16,252)
Cash flows from financing activities:
Net payments on line of credit	(116,078)	(28,228)	84,314
(Decrease) increase in book overdraft, net	(2,381)	5,530	353
Proceeds from issuance of common stock per employee stock purchase plan	580	403	351
Payment of withholdings on restricted stock units	(870)	(369)	(703)
Borrowings on term loan	—	—	40,000
Payment of deferred financing costs	—	—	(1,331)
Principal payments on long-term debt	(30,000)	(6,000)	(139,127)
Net cash used in financing activities	(148,749)	(28,664)	(16,143)
Net change in cash	63,840	138	(222)
Cash at beginning of period	1,685	1,547	1,769
Cash at end of period	$65,525	$1,685	$1,547

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,506	$7,945	$13,240
Income taxes, net of refunds	25,304	7,292	7,094

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$39,119	$66,095	$—
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$1,887	$1,112	$1,189

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 30, 2021, the Company operated 112 stores in 27 states.

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

Fiscal Year

The Company operates using a 52/53 week fiscal year ending on the Saturday closest to January 31. Fiscal year 2020 ended January 30, 2021 and contained 52 weeks of operation. Fiscal year 2019 ended February 1, 2020 and contained 52 weeks of operations. Fiscal year 2018 ended February 2, 2019 and contained 52 weeks of operations.

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

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 30, 2021 and February 1, 2020, the combined balance in these accounts was $13,553 and $7,400, respectively. Accordingly, for 2019 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 1, 2020. For 2020, there was no remaining balance on the line of credit so these amounts were included in Cash as of January 30, 2021.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 30, 2021 and February 1, 2020, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $4,745 and $5,761 at January 30, 2021 and February 1, 2020, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. An impairment charge of $1,039 relating to long-lived assets of a closed store was recorded during the fiscal year ended January 30, 2021. There were no impairment charges relating to long-lived assets that were recorded during the fiscal years ended February 1, 2020 and February 2, 2019.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended January 30, 2021 and February 1, 2020.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables, right of return assets, and miscellaneous deposits.

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

The Company elected the following practical expedients:

●	A package of practical expedients allowing the Company to:
1.	Carry forward its historical lease classification (i.e. it was not necessary to reclassify any existing leases at the adoption date of ASC 842),
2.	Avoid reassessing whether any expired or existing contracts are or contain leases, and
3.	Avoid reassessing initial indirect costs for any existing lease.
●	A practical expedient allowing the Company to not separate lease components (e.g. fixed payments including, rent, real estate taxes, and insurance costs) from nonlease components (e.g. common area maintenance costs), primarily impacting the Company’s real estate leases. The election of this practical expedient eliminates the burden of separately estimating the real estate lease and nonlease costs on a relative stand-alone basis.
●	A practical expedient related to land easements, allowing the Company to carry forward the accounting treatment for land easements on existing agreements and eliminated the need to reassess existing lease contracts to determine if land easements are separate leases under ASC 842.

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

Substantially all of the Company’s revenue is for single performance obligations for the following distinct items:

●	Retail store sales

●	E-commerce sales

●	Gift cards and loyalty rewards program

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

We offer promotional financing and credit cards issued by a third-party bank that manages and directly extends credit to our customers. We provide a license to our brand and marketing services, and we facilitate credit applications in our stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, we do not hold any customer receivables related to these programs and act as an agent in the financing transactions with customers. We are eligible to receive a profit share from certain of our banking partners based on the annual performance of their corresponding portfolio, and we receive monthly payments based on forecasts of full-year performance. This is a form of variable consideration. We record such profit share as revenue over time using the most likely amount method, which reflects the amount earned each month when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically monthly. Profit-share payments occur monthly, shortly after the end of each program month.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of fiscal year ended January 30, 2021 and February 1, 2020:

	January 30, 2021	February 1, 2020
Right of return assets, which are included in prepaid expenses and other	$2,940	$1,683
Estimated gift card contract liability, net of breakage	(22,069)	(13,575)
Estimated loyalty contract liability, net of breakage	(12,131)	(9,621)
Sales return liabilities, which are included in accrued expenses	(4,388)	(2,512)

For the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, the Company recognized $1,167, $1,430, and $1,007 in gift card breakage, respectively. For the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, the Company recognized $4,730, $2,480, and $1,439, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended February 1, 2020 were recorded in cash provided by operating activities. For the fiscal years ended January 30, 2021, February 1, 2020 and February 2, 2019 the Company recognized $8,110, $8,219, and $8,802 of revenue related to the beginning gift card liability from the previous year.

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

Practical expedients and policy elections

The Company applied the following practical expedients in its application for Topic 606:

●	The Company elected to apply the practical expedient, relative to e-commerce sales, which allows an entity to account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

●	The Company elected to apply the practical expedient, relative to sales tax collected, which allows an entity to exclude from its transaction price any amounts collected from customers for all sales (and other similar) taxes.

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, were as follows:

		Fiscal Year Ended
		January 30,	February 1,	February 2,
Department	Product Offerings	2021	2020	2019
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.7%	14.4%	14.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	9.3%	8.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.9%	11.1%	10.6%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.6%	7.5%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.6%	49.1%	48.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.7%	8.6%	10.7%
Total		100.0%	100.0%	100.0%

The Company adopted Accounting Standards Codification (“ASC”) Topic 606 on February 4, 2018, using the modified retrospective approach to all open contracts, with the cumulative effect of adopting the new standard being recognized in retained earnings at February 4, 2018.The adoption of Topic 606 resulted in an increase in prepaid expenses and other assets of $1,054 for the recognition of the right of return assets; an increase in accrued expenses relating to the sales return liability of $1,054 for the recognition of the sales return liability on a gross basis; a decrease in accrued expenses of $3,521 relating to the breakage of loyalty rewards and gift cards in order to adjust the breakage pattern of the loyalty program and gift cards to match the usage; a decrease of $884 in deferred tax assets relating to the tax impact of the entries recorded for the gift card and loyalty program liabilities; and a decrease in accumulated deficit of $2,634 as a cumulative effect of the adoption.

The largest driver of changes for the adoption of Topic 606 was the change in the method of estimating breakage for the Company’s outstanding gift cards and loyalty reward liabilities. Under Topic 605, this breakage was historically recorded when it was determined that the gift cards or loyalty reward points were not probable to be redeemed, which was after two years for gift cards and 18 months for loyalty reward points. Topic 606, the breakage lrecognized for the loyalty reward program and gift cards is now estimated based off of historical breakage percentages, and is recognized in-line with the expected usage of the loyalty points and gift cards.

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of January 30, 2021, and February 1, 2020, the Company estimated the IBNR for this plan to be $1,070 and $945, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of January 30, 2021, and February 1, 2020, the Company estimated the IBNR for this plan to be $1,079 and $902, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, net advertising expenses totaled $15,663, $11,493, and $8,437, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

As of January 30, 2021, and February 1, 2020, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019.

Recent Accounting Pronouncements

In December 2019, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2019-12, Income Taxes (“Topic 740”)-Simplifying the Accounting for Income Taxes, which removes certain exception to the general principles in Topic 740 and amends existing guidance to improve consistent application. For public entities, ASU 2019-12 is required to be adopted for annual periods beginning after December 15, 2020, including interim periods within those fiscal years. Early adoption is permitted. The Company plans to adopt this ASU on January 30, 2021. Management expects the adoption of this ASU on the Company’s consolidated financial statements and related disclosures to be immaterial.

(3) Acquisition of Field & Stream Stores

2020 Acquisitions

On February 14, 2020, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of Holdings, entered into an Asset Purchase Agreement (the “2020-I Purchase Agreement”) with DICK’s Sporting Goods (“DICK’S”). Pursuant to the 2020-I Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Kentucky and operated by DICK’S (the “2020-I Acquisition”). The acquisition of the 2020-I Acquisition closed on March 12, 2020 (the “2020-I Closing Date”). On the 2020-I Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020-I Acquisition location. Pursuant to the 2020-I Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days after the 2020-I Closing Date.

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

On March 6, 2020, SWI, entered into an Asset Purchase Agreement (the “2020-II Purchase Agreement”) with DICK’S. Pursuant to the 2020-II Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to one Field & Stream store located in Michigan and operated by DICK’S (the “2020-II Acquisition”). The 2020-II Acquisition closed on May 14, 2020 (the “2020-II Closing Date”). On the 2020-II Closing Date, SWI entered into a sublease with DICK’s with respect to the 2020-II Acquisition. Pursuant to the 2020-II Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the 2020-II Acquisition pursuant to which DICK’S provided transition services to the Company for a period of up to 120 days after the 2020-II Closing Date.

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

On September 16, 2020, SWI, entered into an Asset Purchase Agreement (the “2020-III Purchase Agreement”) with DICK’S. Pursuant to the 2020-III Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to two Field & Stream stores located in South Carolina and Pennsylvania and operated by DICK’S (the “2020-III Acquisition”). The 2020-III Acquisition closed on October 8, 2020 (the “2020-III Closing Date”). On the 2020-III Closing Date, SWI entered into a sublease with DICK’s with respect to the locations. Pursuant to the 2020-III Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement pursuant to which DICK’S will provide transition services to the Company for a period of up to 120 days after the 2020-III Closing Date.

The aggregate consideration to be paid to DICK’S under the 2020-III Purchase Agreement is $2,001, net of rent concessions and deferrals of $2,597 (the “2020-III Purchase Price”), and subject to certain post-closing adjustments set forth in the 2020-III Purchase Agreement. On the 2020-III Closing Date, SWI drew $226 under the Revolving Line of Credit (as defined in Note 8) to fund a portion of the 2020-III Purchase Price. The remaining approximately $1,774 of consideration owed to DICK’S in connection with the acquisition was paid in cash in January 2021.

As part of the acquisitions that closed in 2020, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the fiscal year 2020 was $237 which were included as a component of selling, general, and administrative expenses.

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

The net 2020-I Purchase Price of $2,139 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-I Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-I Purchase price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

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

The net 2020-II Purchase Price of $2,411 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-II Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-II Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

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

The net 2020-III Purchase Price of $2,001 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-III Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-III Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

October 8, 2020
Cash	$50
Inventory	3,515
Property, plant, and equipment	1,046
Operating lease right of use asset	9,534
Operating lease right of use liability	(10,508)
Deferred tax liability	(423)
Bargain purchase	(1,213)
Total	$2,001

As of January 30, 2021, all purchase price allocations of 2020 acquisitions were finalized and the Company does not expect any further adjustments to the allocation in future periods.

2019 Acquisition

On September 28, 2019, SWI entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S Sporting Goods, Inc. (“DICK’S”). Pursuant to the Purchase Agreement, Sportsman’s Warehouse agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “Acquired Stores”). The Acquired Stores are located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight Acquired Stores closed on October 11, 2019 (the “Closing Date”). On or prior to the Closing Date, SWI entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the Acquired Stores by which DICK’S provided transition services to the Company for a period of up to 120 days of the Closing Date.

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

The net Purchase Price of $28,703 has been allocated to the identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the Acquired Stores other than the lease obligation. The excess of the Purchase Price over the fair value of the tangible and intangible assets acquired is recorded as goodwill. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the Closing Date:

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

Right of Use Asset and Liability for 2019 and 2020 Acquisitions

The right of use asset and liability were determined by taking the present value of the future minimum lease payments associated with the Acquired stores. The Company utilized discount rates for the leases similar to the rates used to present value its other leases. The difference between the asset and the liability noted above for the 2019 acquisitions is attributable to net favorable lease rates in the acquired store leases. The difference between the asset and the liability noted above for the 2020 acquisitions is attributable to net unfavorable lease rates in the acquired store leases.

Goodwill for 2019 Acquisition

Goodwill represents the excess of the Purchase price over the fair value of the assets acquired. The Company believes that the primary factors supporting the amount of goodwill is the workforce acquired in the store locations. The amount of goodwill that is amortizable for tax purposes is $4,134.

Results of Operations for 2019 and 2020 Acquisition

The results of operations of the 2019 Acquired Stores were included in the Company’s results of operations beginning on October 11, 2019. From October 11, 2019 through February 1, 2020 the Acquired stores generated net sales of $24,345 and net income of approximately $2,246.

The results of operations of the 2020 Acquired Stores were included in the Company’s results of operations beginning on the dates of acquisition noted above. From the dates of acquisition, the 2020 Acquired stores generated net sales of $34,555 and net income of approximately $4,659.

Pro Forma Results for 2020 Acquisitions (unaudited)

The following pro forma results are based on the individual historical results of the 2020 acquired stores with adjustments to give effect to the combined operations as if the acquisitions had been consummated at the beginning of fiscal year 2019. The pro forma results are intended for informational purposes only and do not purport to represent what the combined results of operations would actually have been had the acquisitions in fact occurred at the beginning of the earliest period presented. The pro forma information includes the following adjustments (i) depreciation based on the fair value of acquired property, plant, and equipment; (ii) cost of goods sold based on the step-up in fair value of the acquired inventory; (iii) interest expense incurred in connection with the borrowings on the Revolving Line of Credit used to finance the acquisitions; and (iv) elimination of acquisition expenses.

	Fiscal Year Ended
	January 30,	February 1,
	2021	2020
Net sales	1,464,406	909,113
Net income	91,475	19,775

Earnings per share:
Basic	2.10	0.46
Diluted	2.07	0.45

(4) Property and Equipment

Property and equipment as of January 30, 2021 and February 1, 2020 was as follows:

	January 30,	February 1,
	2021	2020
Furniture, fixtures, and equipment	$96,085	$84,059
Leasehold improvements	112,338	103,791
Construction in progress	2,614	1,571
Total property and equipment, gross	211,037	189,421
Less accumulated depreciation and amortization	(111,919)	(90,654)
Total property and equipment, net	$99,118	$98,767

Depreciation expense was $21,801, $19,294, and $17,961, for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.

(5) Definite Lived Intangible Assets

The following table summarizes the definite lived intangible assets:

	January 30, 2021
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	257	(65)	192
Intellectual Property	8 Years	100	(3)	97
Total		$357	(68)	289

	February 1, 2020
	Amortization period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 Years	$257	(37)	220
Total		$257	(37)	220

Amortization expense for definite lived intangible asset was $28, $26, and $289, for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.

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

In the fiscal year ended January 30, 2021, the Company recorded a non-cash increase of $39,119, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense, including common area maintenance (CAM), recorded during the fiscal year ended January 30, 2021, and February 1, 2020 was $68,012 and $59,846, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	January 30,	February 1,
	2021	2020
Operating cash flows from operating leases	$(55,765)	$(49,713)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(55,765)	(49,713)

	As of January 30,	As of February 1
	2021	2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$39,119	$66,095
Terminated right-of-use assets and liabilities	$(2,947)	$—
Weighted-average remaining lease term - operating leases	6.09	6.26
Weighted-average discount rate - operating leases	8.35%	8.00%

In accordance with ASC 842, maturities of operating lease liabilities as of January 30, 2021 were as follows:

Operating
Year Endings:	Leases
2021	$57,782
2022	55,506
2023	50,555
2024	42,138
2025	35,578
Thereafter	138,093
Undiscounted cash flows	$379,652
Reconciliation of lease liabilities:
Present values	$264,310
Lease liabilities - current	36,014
Lease liabilities - noncurrent	228,296
Lease liabilities - total	$264,310
Difference between undiscounted and discounted cash flows	$115,342

The Company has excluded in the table above approximately $2.2 million of leases (undiscounted basis) that have not yet commenced. These leases will commence in 2021 with lease terms of ten years.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 30, 2021 and February 1, 2020:

	January 30,	February 1,
	2021	2020
Book overdraft	$13,445	$15,827
Unearned revenue	38,454	25,705
Accrued payroll and related expenses	28,453	11,436
Sales and use tax payable	7,317	5,169
Accrued construction costs	339	1,112
Other	21,048	10,869
Total accrued expenses	$109,056	$70,118

(8) Revolving Line of Credit

On May 23, 2018, SWI, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan

(the “Term Loan”). The Revolving Line of Credit provides a borrowing capacity of up to $250,000, subject to a borrowing base calculation. Information on the Term Loan is provided in Note 9.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid and other assets. Fees associated with the Term Loan offset the loan balance on the consolidated balance sheet of the Company.

As of January 30, 2021, and February 1, 2020, the Company had $0 and $123,478, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $13,553 and $7,400 as of January 30, 2021 and February 1, 2020, respectively. As of January 30, 2021, the Company had stand-by commercial letters of credit of $1,955 under the terms of the Revolving Line of Credit.

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

As of January 30, 2021, and February 1, 2020 the Amended Credit Agreement had $583 and $834, respectively in outstanding deferred financing fees. During the fiscal year ended January 30, 2021, February 1, 2020, and February 2, 2019 the Company recognized $251, $251, and $195 respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

As of January 30, 2021, February 1, 2020, and February 2, 2019, gross borrowings under the Revolving Line of Credit were $1,443,172, $958,869, and $1,023,983, respectively. As of January 30, 2021, February 1, 2020, and February 2, 2019, gross paydowns under the Revolving Line of Credit were $1,599,611, $994,666, and $950,143, respectively.

(9) Long-Term Debt

Long-term debt consisted of the following as of January 30, 2021 and February 1, 2020:

	January 30,	February 1,
	2021	2020
Term loan	$—	30,000
Less debt issuance costs	—	(283)
	—	29,717
Less current portion, net of discount and debt issuance costs	—	(5,936)
Long-term portion	$—	$23,781

Term Loan

On May 23, 2018, SWI, as lead borrower, and Wells Fargo, with a consortium of banks led by Wells Fargo, entered into the Amended Credit Agreement. The Amended Credit Agreement governs the Revolving Line of Credit and the Term Loan. The Term Loan was issued at a price of 100% of the aggregate principal amount of $40,000 and has a maturity date of May 23, 2023. The Term Loan was paid in full during fiscal year 2020 and is no longer outstanding. Information on the Revolving Credit Facility is provided in Note 8.

The Term Loan bore interest at a rate of LIBOR plus 5.75%.

Each of the subsidiaries of Holdings was a borrower under the Term Loan, and all obligations under the Term Loan were guaranteed by Holdings. All of the obligations under the Term Loan were secured by a lien on substantially all of the Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the Term Loan was a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

The Term Loan required quarterly principal payments of $2,000 which began November 1, 2018 and continued until the balance is $24,000 at which time no further payments were needed until May 23, 2023, at which time the remaining balance was due in full.

The Term Loan contained customary affirmative and negative covenants, including covenants that limited the Company’s ability to incur, create or assume certain indebtedness, to incur or assume certain liens, to purchase, hold or acquire certain investments, to declare or make certain dividends and distributions and to engage in certain mergers, consolidations and asset sales.

As of January 30, 2021, and February 1, 2020, the Term Loan had an outstanding balance of $0 and $30,000. The outstanding amounts as of February 1, 2020 were offset on the consolidated balance sheets by debt issuance costs of $283.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of January 30, 2021, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Term Loan and Revolving Line of Credit.

(10) Sale Leaseback Transactions

During the fiscal year ended January 30, 2021 the Company did not complete any deemed sale-leaseback or sale leaseback transactions. During the fiscal years ended February 1, 2020 and February 2, 2019 the Company completed deemed sale-leaseback and sale-leaseback transactions of the land and buildings associated with one and one store or corporate office locations, respectively. In each of the related lease agreements for the deemed sale leaseback locations, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlords with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was the owner of the land and building during the construction period. The sale occurred when the construction of the assets was substantially complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining assets were considered leasehold improvements. For the sale leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment. The total value of tenant allowances received under these transactions during fiscal years 2019 and 2018, was $9,533 and $1,717, respectively.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	January 30,	Feburary 1,	February 2,
	2021	2020	2019
Net income	91,380	$20,215	$23,750
Weighted-average shares of common stock outstanding:
Basic	43,525	43,166	42,878
Dilutive effect of common stock equivalents	905	422	101
Diluted	44,430	43,588	42,979
Basic earnings per share	2.10	$0.47	$0.55
Diluted earnings per share	2.06	$0.46	$0.55
Restricted stock units considered anti-dilutive and excluded in the calculation	15	4	56

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $3,302, $2,104, and $2,829, during fiscal years 2020, 2019, and 2018, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of January 30, 2021, and February 1, 2020, respectively, the Company had $7,275 and $3,966 remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of January 30, 2021, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,371. As of January 30, 2021, there were 1,404 awards outstanding under the 2019 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2019 Plan.

Nonvested Performance-Based Stock Awards

During fiscal year 2020, the Company issued 206 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.95 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued is contingent on management achieving a fiscal year 2020 performance target for same store sales and gross margin. Based on the performance conditions met for 2020, the finalized granted awards were 412 as presented in the table below.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	412	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at January 30, 2021	624	$5.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	34	$6.07
Grants	226	3.53
Forfeitures	(3)	4.91
Vested	(7)	11.25
Balance at February 1, 2020	250	$3.66

Nonvested Stock Unit Awards

During the fiscal year 2020, the Company issued 431 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $6.38 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	431	6.38
Forfeitures	(65)	4.73
Vested	(331)	4.86
Balance at January 30, 2021	779	$5.19

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 2, 2019	441	$4.92
Grants	638	4.13
Forfeitures	(66)	5.08
Vested	(269)	4.67
Balance at February 1, 2020	744	$4.32

As of February 1, 2020, and February 2, 2019, the weighted average grant date fair value of the outstanding shares was $4.32 and $4.92, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2020, 2019, and 2018 was $212, $133, and $143, respectively. As of January 30, 2021, due to the pending merger with the Great Outdoors Group, the Company has discontinued the ESPP program in accordance with the plan document.

(15) Income Taxes

For the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, the income tax provision consisted of the following:

	January 30,	February 1,	February 2,
	2021	2020	2019
Current:
Federal	$24,023	$4,004	$4,630
State	6,991	540	1,719
Total current	31,014	4,544	6,349
Deferred:
Federal	(390)	1,246	598
State	(544)	(536)	116
Total deferred	(934)	710	714
Total income tax provision	$30,080	$5,254	$7,063

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	January 30,	February 1,	February 2,
	2021	2020	2019
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1	1.5	4.1
Permanent items	(0.3)	1.1	2.5
Tax credits	(0.4)	(2.8)	—
Other	0.4	(0.2)	(0.4)
Tax reform adjustment	—	—	(4.3)
Effective income tax rate	24.8%	20.6%	22.9%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 30, 2021 and February 1, 2020, respectively, are presented below:

	January 30,	February 1,
	2021	2020
Deferred tax assets:
Accrued liabilities	$2,746	$558
Operating lease liability	66,341	63,187
Gift card liability	862	289
Goodwill	752	835
Intangible asset	1,075	1,224
Inventories	1,052	1,452
Sales return reserve	363	208
Capital loss carryforward	—	39
Stock-based compensation	768	403
Loyalty program	3,045	2,415
Total gross deferred tax assets	$77,004	$70,610
Deferred tax liabilities:
Depreciation	$(17,533)	$(15,020)
ROU asset	(59,044)	(55,272)
Prepaid expenses	(861)	(836)
Gift card escheatment	—	(44)
Total gross deferred tax liabilities	$(77,438)	$(71,172)
Net deferred tax liability	$(434)	$(562)

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

On March 27, 2020, in response to the COVID-19 pandemic, the U.S. Government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) which provided economic relief to protect American people from the public health and economic impacts of COVID-19. The CARES Act included various changes to existing U.S. tax laws including a payroll tax deferral, employee retention credits, “retail glitch” fix related to qualified improvement property (QIP), NOL deductions, and expanded business interest expense deductions. Two of these provisions impacted the Company’s 2020 financial statements. First, the Company implemented processes to take advantage of the payroll tax deferral. The total amount of payroll taxes that were deferred in the fiscal year 2020 was $6,000 which will be paid in two equal installments on December 31, 2021 and December 31, 2022. A Deferred Tax Asset totaling $1,500 was recorded at year end for this payroll tax deferral. In addition, the “retail glitch” fix related to QIP also impacted the 2020 financial statements.  Before the enactment of the CARES Act, QIP placed in service subsequent to December 31, 2017 was required to use a 39-year tax life and was not eligible for bonus depreciation. The CARES Act retroactively changed the recovery period for QIP to 15 years, which also made QIP eligible for bonus depreciation. The Company recorded a balance sheet reclassification in the first quarter of 2020 to account for this change in tax law by reducing the current income tax payable and increasing the deferred tax liability for depreciation by $2,400.

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At January 30, 2021, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of January 30, 2021, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended January 30, 2016 through February 1, 2020.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. No interest or penalties were accrued for fiscal year 2020 or fiscal year 2019.

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

(17) Retirement Plan

The Company sponsors a profit sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $1,532, $835, and $572, for the fiscal years ended January 30, 2021, February 1, 2020, and February 2, 2019, respectively.

(18) Merger with Great Outdoors Group

On December 21, 2020, Sportsman’s Warehouse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Outdoors Group, LLC, (“Great Outdoors Group”) and Phoenix Merger Sub I. Inc., (“Merger Subsidiary”). Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Sportsman’s Warehouse (the “Merger”), with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Sportsman’s Warehouse common stock, par value $0.01 per share (the “Shares”) outstanding immediately prior to the Effective Time (other than such Shares held by (i) Great Outdoors Group, Merger Subsidiary, or any other subsidiary of Great Outdoors Group, (ii) Sportsman’s Warehouse or its subsidiaries, as treasury stock or (iii) stockholders of Sportsman’s Warehouse who properly exercised their appraisal rights for such Shares under the Delaware General Corporation Law) will automatically be cancelled and converted into the right to receive $18.00 per Share in cash, without interest and less any applicable withholding taxes.

The Merger Agreement has been unanimously adopted by the board of directors of Sportsman’s Warehouse, and the stockholders of Sportsman’s Warehouse approved the Merger at the special stockholders meeting held on March 23, 2021. Completion of the Merger is subject to the satisfaction of several conditions, including: (i) the expiration or termination of any applicable waiting period (and any extensions thereof) relating to the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”); (ii) the absence of any order, injunction, or other judgment by any governmental authority of competent jurisdiction that enjoins or otherwise prohibits the consummation of the Merger; (iii) the accuracy of each party’s representations and warranties (subject to certain qualifications); (iv) each party’s performance in all material respects of its obligations contained in the Merger Agreement; and (v) the absence of a material adverse effect on Sportsman’s Warehouse.

Assuming receipt of required clearance pursuant to the HSR Act and timely satisfaction of other conditions to closing, we currently expect the closing of the Merger to occur in the second half of calendar year 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 30, 2021.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

2.	Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act for us. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Our internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with GAAP;
●	provide reasonable assurance that receipts and expenditures are being made only in accordance with management and director authorization; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis.

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 30, 2021, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of January 30, 2021. Management’s assessment of the effectiveness of internal control over financial reporting excluded the four Field & Stream stores we acquired from DICK’s during fiscal 2020. The total assets and total revenues of the acquired stores represent 4.5% of total assets and 2.4% of total revenues of the related consolidated financial statement amounts as of and for the year ended January 30, 2021.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of January 30, 2021 appears in item 4 below.

3.	Changes in Internal Control Over Financial Reporting

Remediation of Previously Reported Material Weakness

As previously disclosed in Part II Item 9A Controls and Procedures in our Annual Report on Form 10-K for the fiscal year ended February 1, 2020, during the preparation of our consolidated financial statements for the year ended February 1, 2020, we identified a material weakness in our internal control over financial reporting related to ineffective information technology general controls (“ITGCs”) in the areas of user access and change management over certain information technology (“IT”) systems that support the Company’s financial reporting processes. Our business process controls (automated and manual) that are dependent on the affected ITGCs were also deemed ineffective because they could be adversely impacted. We believe that these control deficiencies were a result of: insufficient control documentation of key IT processes; insufficient number and training of IT resources; and inadequate risk-assessment processes to identify and assess changes in the IT environment that could impact internal controls over financial reporting.

During 2020, we implemented our previously disclosed remediation plan that included: (i) enhancing the documentation of our IT controls key to our financial reporting process; (ii) the hiring of additional IT resources and the development of training relating to the importance of internal control over financial reporting, and (iii) developing enhanced risk assessment procedures and controls related to the provisioning of user access in key systems that support financial reporting.

During the fourth quarter ended January 30, 2021, we completed the necessary testing to conclude that the material weakness has been remediated as of January 30, 2021.

Except for the material weakness remediation described above, there were no changes in our internal control over financial reporting during the 13 weeks ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sportsman’s Warehouse Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 30, 2021, and our report dated April 2, 2021 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (“Management’s Report”). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Our audit of, and opinion on, the Company’s internal control over financial reporting does not include the internal control over financial reporting of the four Field & Stream stores acquired during 2020, whose financial statement results reflect total assets and revenues constituting 4.5 and 2.4 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended January 30, 2021. Management’s assertion on the effectiveness of the Company’s internal control over financial reporting excluded internal control over financial reporting of the four Field & Stream stores acquired in 2020.

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

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
April 2, 2021

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2021 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – January 30, 2021 and February 1, 2020
●	Consolidated Statements of Income – Years ended January 30, 2021, February 1, 2020, and February 2, 2019
●	Consolidated Statements of Stockholders’ Equity (Deficit) – Years ended January 30, 2021, February 1, 2020, and February 2, 2019
●	Consolidated Statements of Cash Flows – Years ended January 30, 2021, February 1, 2020, and February 2, 2019
●	Notes to Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of December 21, 2020, amoung Sportsman’s Warehouse Holdings, Inc. Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 8-K filed on April 3, 2020).

4.1

Form of Specimen Common Stock of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 (Registration No. 333.1944421) filed on March 24, 2014).

4.2	Description of Sportsman’s Warehouse Holdings, Inc. Common Stock (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 9, 2020)

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

10.6	Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2019).

10.7	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.8*	Form of Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (Registration No. 333-1944421) filed on March 7, 2014).

10.9*	Form of Director Restricted Stock Unit Award Agreement (2020) (incorporate by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 9, 2020)

10.10*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

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

10.15+*	280G Best-Net Agreement dated January 28, 2021 between Sportsman’s Warehouse Holdings, Inc. and Jon Barker.
10.16+*	280G Best-Net Agreement dated January 28, 2021 between Sportsman’s Warehouse Holdings, Inc. and Robert Julian.

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of Grant Thornton LLP.
23.2+	Consent of KPMG LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021, formatted in Inline XBRL (included as Exhibit 101)

*	Management contract or compensatory plan or arrangement
+	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: April 2, 2021	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: April 2, 2021	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer and Secretary
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	Chief Executive	April 2, 2021
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/ Robert K. Julian	Chief Financial Officer and Secretary	April 2, 2021
Robert K. Julian	(Principal Financial and
Accounting Officer)

/s/ Christopher Eastland	Director	April 2, 2021
Christopher Eastland

/s/ Gregory P. Hickey	Director	April 2, 2021
Gregory P. Hickey

/s/ Joseph P. Schneider	Director	April 2, 2021
Joseph P. Schneider

/s/ Richard McBee	Director	April 2, 2021
Richard McBee

/s/ Martha Bejar	Director	April 2, 2021
Martha Bejar

/s/ Phillip Williamson	Director	April 2, 2021
Phillip Williamson