Form 10-Q
period 2021-05-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2021-06-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 1, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒

As of June 4, 2021, the registrant had 43,831,224 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal first quarters ended May 1, 2021 and May 2, 2020 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2021 and the first quarter of fiscal year 2020, respectively. Fiscal year 2021 contains 52 weeks of operations and will end on January 29, 2022. Fiscal year 2020 contained 52 weeks of operations and ended on January 30, 2021.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries.

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can have,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements. The forward-looking statements also include assumptions about our proposed merger with Great Outdoors Group, LLC (“Great Outdoors Group”), a subsidiary of Great American Outdoors Group.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the potential impact of, and any potential developments related to, the pending merger with Great Outdoors Group, including the risk that the conditions to the consummation of the merger are not satisfied or waived, litigation challenging the merger, the impact on our stock price, business, financial condition and results of operations if the merger is not consummated, and the potential negative impact to our business and employee relationships due to the merger;
●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may impact the supply and demand for our products and our ability to conduct our business;
●	the impact of COVID-19 pandemic and measures intended to reduce its spread on our operations;
●	our retail-based business model which is impacted by general economic and market conditions and economic, market and financial uncertainties that may cause a decline in consumer spending;
●	our concentration of stores in the Western United States which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
●	the highly fragmented and competitive industry in which we operate and the potential for increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner; and
●	our entrance into new markets or operations in existing markets, which may not be successful.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 30, 2021 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the

Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	May 1,	January 30,
	2021	2021
Assets
Current assets:
Cash	$59,719	$65,525
Accounts receivable, net	574	581
Merchandise inventories	287,077	243,434
Prepaid expenses and other	15,957	15,113
Total current assets	363,327	324,653
Operating lease right of use asset	239,407	235,262
Property and equipment, net	101,364	99,118
Goodwill	1,496	1,496
Definite lived intangibles, net	280	289
Total assets	$705,874	$660,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$113,045	$77,441
Accrued expenses	108,116	109,056
Income taxes payable	7,872	4,917
Operating lease liability, current	36,386	36,014
Revolving line of credit	—	—
Current portion of long-term debt, net of discount and debt issuance costs	—	—
Total current liabilities	265,419	227,428
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	—	—
Deferred income taxes	378	434
Operating lease liability, noncurrent	226,220	228,296
Total long-term liabilities	226,598	228,730
Total liabilities	492,017	456,158

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,831 and 43,623 shares issued and outstanding, respectively	438	436
Additional paid-in capital	88,560	89,815
Accumulated earnings	124,859	114,409
Total stockholders' equity	213,857	204,660
Total liabilities and stockholders' equity	$705,874	$660,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Net sales	$326,992	$246,835
Cost of goods sold	222,945	172,061
Gross profit	104,047	74,774

Selling, general, and administrative expenses	90,419	75,219
Income (loss) from operations	13,628	(445)
Interest expense	226	1,534
Income (loss) before income taxes	13,402	(1,979)
Income tax expense (benefit)	2,952	(849)
Net income (loss)	$10,450	$(1,130)
Earnings (loss) per share:
Basic	$0.24	$(0.03)
Diluted	$0.23	$(0.03)
Weighted average shares outstanding:
Basic	43,690	43,327
Diluted	44,514	43,327

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended May 1, 2021 and May 2, 2020
	Common Stock		Restricted nonvoting Common Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Stock based compensation	—	—	—	—	736	—	736
Net loss	—	—	—	—	—	(1,130)	(1,130)
Balance at May 2, 2020	43,551	$436	—	$—	$86,850	$21,899	$109,185

Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	208	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(2,269)	—	(2,269)
Stock based compensation	—	—	—	—	1,016	—	1,016
Net income	—	—	—	—	—	10,450	10,450
Balance at May 1, 2021	43,831	$438	—	$—	$88,560	$124,859	$213,857
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$10,450	$(1,130)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation of property and equipment	5,767	5,326
Amortization of deferred financing fees	66	84
Amortization of definite lived intangible	10	7
Loss on asset dispositions	—	803
Noncash lease expense	1,386	6,076
Deferred income taxes	(56)	2,962
Stock-based compensation	1,016	736
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	7	323
Operating lease liabilities	(7,235)	(7,321)
Merchandise inventories	(43,643)	(23,298)
Prepaid expenses and other	(910)	(2,270)
Accounts payable	34,128	46,645
Accrued expenses	(7,951)	6,090
Income taxes payable and receivable	2,955	(3,752)
Net cash (used in) provided by operating activities	(4,010)	31,281
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(5,615)	(4,833)
Acquisition of Field and Stream stores, net of cash acquired	—	(1,024)
Net cash used in investing activities	(5,615)	(5,857)
Cash flows from financing activities:
Net payments on line of credit	—	2,345
Increase in book overdraft, net	6,088	(2,675)
Payment of withholdings on restricted stock units	(2,269)	(689)
Principal payments on long-term debt	—	(4,000)
Net cash provided by (used in) financing activities	3,819	(5,019)
Net change in cash	(5,806)	20,405
Cash at beginning of period	65,525	1,685
Cash at end of period	$59,719	$22,090

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$226	$1,308
Income taxes, net of refunds	53	(59)

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$5,559	$2,150
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$4,285	$661
Payable to seller relating to acquisition of Field and Stream stores	$—	$1,024

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 1, 2021, the Company operated 112 stores in 27 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 30, 2021 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 1, 2021 are not necessarily indicative of the results to be obtained for the year ending January 29, 2022. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 2, 2021 (the “Fiscal 2020 Form 10-K”).

Impact of COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company also limited the number of customers in its stores at any one time. During the second quarter of fiscal 2020, the Company returned to normal operating hours in each of its stores. The Company may again restrict the operations of its stores and its distribution facility if it deems this appropriate or if recommended or mandated by authorities.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2020 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”) which is being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate (“SOFR”). The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 1, 2021 and January 30, 2021:

	May 1, 2021	January 30, 2021
Right of return assets, which are included in prepaid expenses and other	$2,004	$2,940
Estimated gift card contract liability, net of breakage	(21,884)	(22,069)
Estimated loyalty contract liability, net of breakage	(12,630)	(12,131)
Sales return liabilities, which are included in accrued expenses	(2,991)	(4,388)

For the 13 weeks ended May 1, 2021, the Company recognized approximately $381 in gift card breakage and approximately $1,175 in loyalty reward breakage. For the 13 weeks ended May 2, 2020, the Company recognized approximately $276 in gift card breakage and approximately $555 in loyalty reward breakage. For the 13 weeks ended May 1, 2021, the Company recognized revenue of $7,721 relating to contract liabilities that existed at January 30, 2021.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 weeks ended May 1, 2021 and May 2, 2020, was approximately:

		Thirteen Weeks Ended
		May 1,	May 2,
Department	Product Offerings	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.3%	10.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.4%	4.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.5%	10.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	4.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	58.6%	65.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.1%	5.3%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment as of May 1, 2021 and January 30, 2021 were as follows:

	May 1,	January 30,
	2021	2021
Furniture, fixtures, and equipment	$99,318	$96,085
Leasehold improvements	113,468	112,338
Construction in progress	6,283	2,614
Total property and equipment, gross	219,069	211,037
Less accumulated depreciation and amortization	(117,705)	(111,919)
Total property and equipment, net	$101,364	$99,118

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 1, 2021 and January 30, 2021:

	May 1,	January 30,
	2021	2021
Book overdraft	$19,534	$13,445
Unearned revenue	39,202	38,454
Accrued payroll and related expenses	18,181	28,453
Sales and use tax payable	7,718	7,317
Accrued construction costs	1,261	339
Other	22,220	21,048
Total accrued expenses	$108,116	$109,056

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

In the 13 weeks ended May 1, 2021, the Company recorded a non-cash increase of $5,559 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (“CAM”), recorded during the 13 weeks ended May 1, 2021 was $18,398. In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 weeks ended May 2, 2020 was $16,547.

In accordance with ASC 842, other information related to leases was as follows:

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Operating cash flows from operating leases	$(14,561)	$(13,464)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(14,561)	(13,464)

	As of May 1,	As of May 2,
	2021	2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$5,559	$5,352
Terminated right-of-use assets and liabilities	—	(3,202)
Weighted-average remaining lease term - operating leases	5.96	6.12
Weighted-average discount rate - operating leases	8.39%	8.03%

In accordance with ASC 842, maturities of operating lease liabilities as of May 1, 2021 were as follows:

Operating
Year Endings:	Leases
2021 (remainder)	$44,324
2022	58,207
2023	53,256
2024	44,839
2025	38,279
Thereafter	145,146
Undiscounted cash flows	$384,051
Reconciliation of lease liabilities:
Present values	$262,606
Lease liabilities - current	36,386
Lease liabilities - noncurrent	226,220
Lease liabilities - total	$262,606
Difference between undiscounted and discounted cash flows	$121,445

(7) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides a borrowing capacity of up to $250,000, subject to a borrowing base calculation. The Term Loan was repaid in full during fiscal year 2020.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other.

As of both May 1, 2021, and January 30, 2021, the Company had $0 in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $15,678 and $13,553 as of May 1, 2021 and January 30, 2021, respectively. As both of these periods had no remaining balance on the line of credit, these amounts were included in Cash as of May 1, 2021 and January 30, 2021. As of May 1, 2021, the Company had stand-by commercial letters of credit of $1,955 under the terms of the Revolving Line of Credit.

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

As of May 1, 2021, the Revolving Line of Credit had $520 in deferred financing fees and as of January 30, 2021, the Revolving Line of Credit had $583 in deferred financing fees. During the 13 weeks ended May 1, 2021, the Company recognized $63 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended May 2, 2020, the Company recognized $66 of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 weeks ended May 1, 2021, gross borrowings under the Revolving Line of Credit were $357,478. For the 13 weeks ended May 2, 2020 gross borrowing under the Revolving Line of Credit were $274,959. For the 13 weeks ended May 1, 2021, gross paydowns under the Revolving Line of Credit were $357,640. For the 13 weeks ended May 2, 2020, gross paydowns under the Revolving Line of Credit were $266,798.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 1, 2021, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Revolving Line of Credit.

(8) Income Taxes

The Company recognized an income tax expense of $2,952 in the 13 weeks ended May 1, 2021 and an income tax benefit of $849 in the 13 weeks ended May 2, 2020. The Company’s effective tax rate for the 13 weeks ended May 1, 2021 and May 2, 2020 was 22.0% and 42.9%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Net income (loss)	$10,450	$(1,130)
Weighted-average shares of common stock outstanding:
Basic	43,690	43,327
Dilutive effect of common stock equivalents	824	—
Diluted	44,514	43,327
Basic earnings (loss) per share	$0.24	$(0.03)
Diluted earnings (loss) per share	$0.23	$(0.03)
Restricted stock units considered anti-dilutive and excluded in the calculation	1	6

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 1, 2021 the Company recognized total stock-based compensation expense of $1,016. During the 13 weeks ended May 2, 2020 the Company recognized total stock-based compensation expense of $736. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 1, 2021, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,202. As of May 1, 2021, there were 1,267 unvested stock awards outstanding under the 2019 Plan. As of January 30, 2021, due to the pending merger with the Great Outdoors Group, the Company has discontinued the ESPP program in accordance with the plan document.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock have been authorized. For the 13 weeks ended May 1, 2021, no shares were issued under the ESPP and, as of May 1, 2021, the number of shares available for issuance was 374.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 1, 2021, the Company did not issue any nonvested performance-based stock awards.

During the 13 weeks ended May 2, 2020, the Company issued 198 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.63 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2020, 2021, and 2022 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. Based on the performance conditions met for fiscal year 2020, 396 shares were issued, which was the maximum number of shares subject to the award. Vesting of the shares earned are subject to the employees’ continued employment with the Company.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(13)	5.63
Vested	(22)	4.91
Balance at May 1, 2021	589	$5.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	198	5.63
Forfeitures	—	—
Vested	—	—
Balance at May 2, 2020	448	$4.53

Nonvested Stock Unit Awards

During the 13 weeks ended May 1, 2021, the Company issued 221 nonvested stock units to employees of the Company at an average value of $17.27 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	221	17.27
Forfeitures	(18)	7.33
Vested	(303)	5.05
Balance at May 1, 2021	679	$9.15

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	382	5.63
Forfeitures	(5)	4.89
Vested	(258)	4.36
Balance at May 2, 2020	863	$4.90

(11) Commitments and Contingencies

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

(12) Acquisition of Field and Stream Stores

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

The aggregate consideration paid to DICK’S under the 2020-III Purchase Agreement is $2,001, net of rent concessions and deferrals of $2,597 (the “2020-III Purchase Price”), and subject to certain post-closing adjustments set forth in the 2020-III Purchase Agreement. On the 2020-III Closing Date, SWI drew $226 under the Revolving Line of Credit to fund a portion of the 2020-III Purchase Price. The remaining approximately $1,774 of consideration owed to DICK’S in connection with the acquisition was paid in January 2021.

As part of the acquisitions that closed in 2020, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the three month ended May 2, 2020 were $29, which were included as a component of selling, general, and administrative expenses.

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

The net 2020-I Purchase Price of $2,139 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-I Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-I Purchase price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the 2020-I Closing Date:

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

The net 2020-II Purchase Price of $2,411 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-II Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-II Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the 2020-II Closing Date:

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

The net 2020-III Purchase Price of $2,001 has been allocated to identifiable assets acquired based on their respective estimated fair values. No liabilities were assumed as part of the acquisition of the 2020-III Acquired Stores other than the lease obligation. The excess of the fair value over the 2020-III Purchase Price of the tangible and intangible assets acquired is recorded as a bargain purchase. The following table summarizes the estimated fair value of the identifiable assets acquired and assumed liabilities as of the 2020-III Closing Date:

October 8, 2020
Cash	$50
Inventory	3,515
Property, plant, and equipment	1,046
Operating lease right of use asset	9,534
Operating lease right of use liability	(10,508)
Deferred tax liability	(423)
Bargain purchase	(1,213)
Total	$2,001

(13) Merger with Great Outdoors Group

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

er

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Fiscal 2020 Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Recent Developments

Proposed Merger with Great Outdoors Group, Inc.

On December 21, 2020, Sportsman’s Warehouse entered into an Agreement and Plan of Merger  (the “Merger Agreement”) with Great Outdoors Group and Phoenix Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Great Outdoors Group (“Merger Subsidiary”).  Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary will be merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group. Subject to the terms and conditions set forth in the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each share of Sportsman’s Warehouse common stock, par value $0.01 per share (the “Shares”) outstanding immediately prior to the Effective Time (other than such Shares held by (i) Great Outdoors Group, Merger Subsidiary, or any other subsidiary of Great Outdoors Group, (ii) Sportsman’s Warehouse or its subsidiaries, as treasury stock or (iii) stockholders of Sportsman’s Warehouse who properly exercised their appraisal rights for such Shares under the Delaware General Corporation Law) will automatically be cancelled and converted into the right to receive $18.00 per Share in cash, without interest and less any applicable withholding taxes.

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

Assuming receipt of required clearance pursuant to the HSR Act and timely satisfaction of other conditions to closing, we currently expect the closing of the Merger to occur in the second half of calendar year 2021. For more information on the Merger, see “Part I. Item 1. Business—Proposed Merger with Great Outdoor Groups, Inc.” and “Part I. Item 1A. Risk Factors—Risks Related to the Proposed Merger” in the Fiscal 2020 Form 10-K

Update on Impact of COVID-19 Pandemic

Since mid-March of 2020 through the end of the first quarter 2021, the Company has experienced a significant increase in sales. A larger than normal portion of those sales has come from certain product categories, particularly firearms and ammunition.

The increased demand we have experienced since mid-March 2020 resulted in our net sales increasing by 32.5% to $327.0 million during the first quarter of 2021 compared to the first quarter of 2020. Further, our same store sales increased 24.1% during the first quarter of 2021 compared to the corresponding period of fiscal 2020. Gross profit increased to $104.0 million during the first quarter of 2021 compared to $74.8 million for the corresponding period of fiscal year 2020. As a percentage of net sales, gross profit increased to 31.8% for the first quarter of fiscal 2021 compared to 30.3% for the corresponding period of fiscal year 2020. As of the filing of this 10-Q, all of our 112 stores are open with no significant restrictions or limitations on their operations. In early fiscal year 2020, we were required to temporarily close four of our stores and significantly limit operations at eight other locations as a result of local and state regulations related to the COVID-19 pandemic. We have taken many actions and made numerous policy changes to adjust our operations in an effort to limit the spread of COVID-19, including requiring masks to be worn at our facilities, installing plastic barriers in stores, additional store and distribution center cleanings and implementing social distancing requirements, among others. Despite our efforts, we may be required to further restrict the operations of our stores and our distribution center if we deem this necessary or if recommended or mandated by authorities.

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

While we have experienced increased sales, especially in our hunting and shooting category, since the beginning of the COVID-19 pandemic, we cannot predict the future impact on us of the COVID-19 outbreak. For instance, the impact of the pandemic on the general economy could impact consumer behavior and dampen discretionary spending. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, the resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments.

For more detailed information on the potential impact of COVID-19 to our business, we refer you to Item 1A, Risk Factors, “The novel coronavirus (COVID-19) pandemic, efforts to mitigate or disrupt the pandemic and the related weak, or weakening of, economic or other negative conditions, have impacted our business, and could result in a material adverse effect on our operations, liquidity, financial condition and financial results.” in our Fiscal 2020 Form 10-K.

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

Opening new stores and acquiring store locations is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 8%-10% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. Furthermore, 12 of our current stores are being impacted by minimum wage increases in fiscal year 2021 that have and will continue to drive up our selling, general, and administrative costs during fiscal year 2021.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.2	69.7
Gross profit	31.8	30.3
Selling, general, and administrative expenses	27.7	30.5
Income (loss) from operations	4.1	(0.2)
Interest expense	0.1	0.6
Income (loss) before income taxes	4.0	(0.8)
Income tax expense (benefit)	0.9	(0.3)
Net income (loss)	3.1%	(0.5)%
Adjusted EBITDA	7.2%	3.3%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		May 1,	May 2,
Department	Product Offerings	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.3%	10.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.4%	4.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.5%	10.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	4.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	58.6%	65.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.1%	5.3%
Total		100.0%	100.0%

Thirteen Weeks Ended May 1, 2021 Compared to Thirteen Weeks Ended May 2, 2020

Net Sales. Net sales increased by $80.2 million, or 32.5%, to $327.0 million during the 13 weeks ended May 1, 2021 compared to $246.8 million in the corresponding period of fiscal year 2020. Our net sales increased due to a variety of reasons including; increased participation in outdoor activities, increased demand through our e-commerce platform, and demand driven by the change in consumer behavior associated with the COVID-19 pandemic. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $23.0 million to net sales. Same store sales increased by 24.1% for the 13 weeks ended May 1, 2021 compared to the comparable 13 week period of fiscal year 2020, primarily driven by increases in all of our departments.

All of our departments had increases in net sales for the 13 weeks ended May 1, 2021 compared to the corresponding period in fiscal year 2020, led by our hunting and shooting department with an increase in net sales of $29.5 million, or 18.2%. Our fishing, camping, apparel, footwear and optics, electronics, and accessories departments saw increases of $12.4 million, $11.7 million, $10.3 million, $9.0 million and $6.7 million, respectively, in the first quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020 due to increased traffic within our stores and online. Within hunting, our firearm category saw an increase of $19.6 million or 28.4% and our ammunition category saw a decrease of $3.8 million or 6.5%, in the first quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. The decrease seen in the ammunition category is due to the lack of supply in the market as a result of supply chain disruptions caused by the COVID-19 pandemid and demand that is outpacing manufacturing capacity.

Each of our departments also had increases in same store sales, for the 13 weeks ended May 1, 2021. Our clothing, footwear, optics, electronics, and accessories, fishing, camping, and hunting departments had increases of 85.4%, 73.0%, 46.7%, 40.3%, 39.1% and 9.6%, respectively, for the first quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. We saw a substantial increase in same store sales for our clothing and footwear departments because of a significant change in consumer behavior as it relates to the purchasing of clothing and footwear in during the first quarter of 2021 compared to the first quarter of 2020. As of May 1, 2021, we had 105 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $104.0 million during the 13 weeks ended May 1, 2021 compared to $74.8 million for the corresponding period of fiscal year 2020 primarily as a result of increased sales. As a percentage of net sales, gross profit increased to 31.8% for the 13 weeks ended May 1, 2021, compared to 30.3% for the corresponding period of fiscal year 2020 due to a higher portion of our sales coming from our clothing and footwear categories, which tend to have better margins. Gross margin also increased due to volume incentives, and other adjustments. We expect a continued higher than normal proportion of revenue to come from firearms and ammunition, and a higher volume of sales to be conducted through our e-commerce platform. Both of these factors will continue to put downward pressure on gross margin which may be partially offset by improved product margins and increased sales in higher margin categories such as clothing and footwear.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $15.2 million, or 20.2%, to $90.4 million during the 13 weeks ended May 1, 2021 from $75.2 million for the comparable 13-week period of fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $10.2 million, which was the result of opening 7 new stores since the end of the first quarter of fiscal year 2020, and minimum wage increases impacting 12 of our stores in fiscal year 2021. We also had increases in acquisition costs of $2.8 million due to costs relating to the pending merger with Great Outdoors Group, as well as increases in rent and other selling, general and administrative costs of $1.8 million, and $0.9 million, respectively, during the 13 weeks ended May 1, 2021 primarily related to the opening of 7 new stores since May 2, 2020. These increases were partially offset by a reduction in depreciation and pre-opening expenses of $0.4 million and $0.2 million, respectively, during the 13 weeks ended May 1, 2021. As a percentage of net sales, selling, general, and administrative expenses decreased to 27.8% of net sales in the first quarter of fiscal year 2021, compared to 30.5% of net sales in the first quarter of fiscal year 2020, primarily as a result of the significant increase in net sales we experienced in the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020.

Interest Expense. Interest expense decreased by $1.3 million, or 85.3%, to $0.2 million during the 13 weeks ended May 1, 2021 from $1.5 million for the comparable 13-week period of fiscal year 2020. Interest expense decreased primarily as a result of no debt balance during the first quarter of fiscal year 2021 compared to the first quarter of fiscal year 2020. The interest expense recorded during the 13 weeks ended May 1, 2021 consists of fees charged on the unused portion of our line of credit.

Income Taxes. We recognized income tax expense of $3.0 million compared to an income tax benefit of $0.8 million during the 13 weeks ended May 1, 2021 and May 2, 2020, respectively. Our effective tax rate for the 13 weeks ended May 1, 2021 and May 2, 2020 was 22.0% and 42.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumers’ holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. While we typically would expect our net sales to continue to reflect this seasonal pattern, we may not recognize higher sales volume in the third and fourth fiscal quarters of fiscal year 2021 because of the significant spike in sales as a result of the increased demand during the COVID-19 pandemic and other factors noted above.

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

For the 13 weeks ended May 1, 2021, we incurred approximately $5.6 million in capital expenditures primarily related to the construction of new stores during the period. We expect total net capital expenditures between $42.0 million and $52.0 million for fiscal year 2021 primarily to refurbish many of our existing stores and to open eight to twelve new stores in fiscal year 2021. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020

	(in thousands)
Cash flows (used in) provided by operating activities	$(4,010)	$31,281
Cash flows used in investing activities	(5,615)	(5,857)
Cash provided by (used in) financing activities	3,819	(5,019)
Cash at end of period	59,719	22,090

Net cash used in operating activities was $4.0 million for the 13 weeks ended May 1, 2021, compared to cash provided by operating activities of $31.3 million for the corresponding period of fiscal year 2020, a change of approximately $35.3 million. The decrease in our cash flows from operating activities is primarily the result of an increase in inventories and the payment of accrued expenses. These decreases were partially offset by higher net income in the 13 weeks ended May 1, 2021 compared to the corresponding period of fiscal year 2020.

Net cash used in investing activities was $5.6 million for the 13 weeks ended May 1, 2021 compared to $5.9 million for the corresponding period of fiscal year 2020. For the 13 weeks ended May 1, 2021, we incurred capital expenditures with respect to construction of new stores and refurbishment of existing stores.

Net cash provided by financing activities was $3.8 million for the 13 weeks ended May 1, 2021, compared to net cash used in financing activities of $5.0 million for the corresponding period of fiscal year 2020. During the 13 weeks ended May 1, 2021, we had an increase in bank overdrafts of $6.1 million. For the 13 weeks ended May 2, 2020, we repaid $4.0 million principal outstanding on our term loan.

We had no outstanding debt as of May 1, 2021. We maintain a $250.0 million revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National

Association. The revolving credit facility matures on May 23, 2023. As of May 1, 2021, we had $190.1 million available for borrowing, subject to certain borrowing base restrictions, and $1.9 million in stand-by commercial letters of credit.

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

Each of the subsidiaries of Sportsman’s Warehouse Holdings, Inc. (“Holdings”) is a borrower under the revolving credit facility, and Holdings guarantees all obligations under the revolving credit facility. All obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible assets and the tangible and intangible assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of the Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. In addition, our credit agreement contains provisions that enable Wells Fargo to require us to maintain a lock-box, or similar arrangement, for the collection of all receipts.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of May 1, 2021, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2020 Form 10-K.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Contractual Obligations

The following table summarizes our contractual obligations as of May 1, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$ -	$ -	$ -	$ -	$ -
Operating lease obligations (2)	384,051	44,324	111,463	83,118	145,146
Standby letters of credit	1,955	1,955	-	-	-
Purchase/construction obligations (3)	-	-	-	-	-

(1)	Long-term debt obligations do not reflects outstanding under our revolving credit facility, because those amounts are considered current liabilities. We have no amounts outstanding under our revolving credit facility as of May 1, 2021.
(2)	Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $13.2 million, $11.2 million, and $10.1 million in fiscal years 2020, 2019, and 2018, respectively.
(3)	In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with GAAP, these obligations are not recorded in our financial statements.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended May 1, 2021 and May 2, 2020.

	Thirteen Weeks Ended
	May 1,	May 2,
	2021	2020

	(dollars in thousands)
Net income (loss)	$10,450	$(1,130)
Interest expense	226	1,534
Income tax expense (benefit)	2,952	(849)
Depreciation and amortization	5,777	5,365
Stock-based compensation expense (1)	1,016	736
Pre-opening expenses (2)	195	387
Hazard pay (3)	—	1,100
Acquisition costs (4)	2,845	29
Store closure (5)	—	1,039
Adjusted EBITDA	$23,461	$8,211

Net sales	$326,992	$246,835
Net income margin	3.2%	(0.5)%
Adjusted EBITDA margin (6)	7.2%	3.3%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	For the 13 weeks ended May 1, 2021, includes $2.8 million of expenses incurred relating to the announced merger with Great Outdoors Group on December 21, 2020. For the 13 weeks ended May 2, 2020 includes expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020.
(5)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(6)	We define adjusted EBITDA margin as adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at May 1, 2021, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would not have increased our interest expense. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 1, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended May 1, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2020 Form 10-K.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 4, 2021	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2021	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)