Form 10-Q
period 2021-07-31
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2021-09-08
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2021

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

As of September 8, 2021, the registrant had 43,872,265 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal second quarters ended July 31, 2021 and August 1, 2020 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2021 and the second quarter of fiscal year 2020, respectively. Fiscal year 2021 contains 52 weeks of operations and will end on January 29, 2022. Fiscal year 2020 contained 52 weeks of operations and ended on January 30, 2021.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	July 31,	January 30,
	2021	2021
Assets
Current assets:
Cash	$2,620	$65,525
Accounts receivable, net	616	581
Merchandise inventories	378,353	243,434
Prepaid expenses and other	12,373	15,113
Total current assets	393,962	324,653
Operating lease right of use asset	251,684	235,262
Property and equipment, net	109,592	99,118
Goodwill	1,496	1,496
Definite lived intangibles, net	270	289
Total assets	$757,004	$660,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$114,138	$77,441
Accrued expenses	112,853	109,056
Income taxes payable	2,251	4,917
Operating lease liability, current	38,741	36,014
Revolving line of credit	20,191	—
Total current liabilities	288,174	227,428
Long-term liabilities:
Long-term debt, net of discount, debt issuance costs, and current portion	—	—
Deferred income taxes	196	434
Operating lease liability, noncurrent	236,027	228,296
Total long-term liabilities	236,223	228,730
Total liabilities	524,397	456,158

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,831 and 43,623 shares issued and outstanding, respectively	438	436
Additional paid-in capital	89,587	89,815
Accumulated earnings	142,582	114,409
Total stockholders' equity	232,607	204,660
Total liabilities and stockholders' equity	$757,004	$660,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net sales	$361,778	$380,989	$688,770	$627,824
Cost of goods sold	241,724	251,896	464,669	423,957
Gross profit	120,054	129,093	224,101	203,867

Selling, general, and administrative expenses	95,870	83,606	186,289	158,825
Income from operations	24,184	45,487	37,812	45,042
Interest expense	266	1,017	492	2,551
Income before income taxes	23,918	44,470	37,320	42,491
Income tax expense	6,195	12,009	9,147	11,160
Net income	$17,723	$32,461	$28,173	$31,331
Earnings per share:
Basic	$0.40	$0.75	$0.64	$0.72
Diluted	$0.40	$0.73	$0.63	$0.71
Weighted average shares outstanding:
Basic	43,860	43,537	43,775	43,430
Diluted	44,716	44,368	44,600	44,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended July 31, 2021 and August 1, 2020
	Common Stock		Restricted nonvoting Common Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 2, 2020	43,551	$436	—	$—	$86,850	$21,899	$109,185
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	818	—	818
Net loss	—	—	—	—	—	32,461	32,461
Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737

Balance at May 1, 2021	43,831	$438	—	$—	$88,560	$124,859	$213,857
Stock based compensation	—	—	—	—	1,027	—	1,027
Net income	—	—	—	—	—	17,723	17,723
Balance at July 31, 2021	43,831	$438	—	$—	$89,587	$142,582	$232,607

For the Twenty-Six Weeks Ended July 31, 2021 and August 1, 2020
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	1,554	—	1,554
Net income	—	—	—	—	—	31,331	31,331
Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737

Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	208	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(2,269)	—	(2,269)
Stock based compensation	—	—	—	—	2,043	—	2,043
Net income	—	—	—	—	—	28,173	28,173
Balance at July 31, 2021	43,831	$438	—	$—	$89,587	$142,582	$232,607
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2021	2020
Cash flows from operating activities:
Net income	$28,173	$31,331
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	12,116	10,670
Amortization of deferred financing fees	126	311
Amortization of definite lived intangible	20	10
Loss on asset dispositions	—	803
Noncash lease expense	7,962	13,787
Deferred income taxes	(238)	2,908
Stock-based compensation	2,043	1,554
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(35)	353
Operating lease liabilities	(13,926)	(15,807)
Merchandise inventories	(134,919)	(16,943)
Prepaid expenses and other	2,614	(3,863)
Accounts payable	32,351	87,665
Accrued expenses	(1,403)	24,866
Income taxes payable and receivable	(2,666)	8,103
Net cash (used in) provided by operating activities	(67,782)	145,748
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(17,936)	(8,579)
Acquisition of Field and Stream stores, net of cash acquired	—	(3,444)
Net cash used in investing activities	(17,936)	(12,023)
Cash flows from financing activities:
Net borrowings/ (payments) on line of credit	20,191	(113,220)
Increase in book overdraft, net	4,891	4,512
Proceeds from issuance of common stock per employee stock purchase plan	—	273
Payment of withholdings on restricted stock units	(2,269)	(687)
Principal payments on long-term debt	—	(14,000)
Net cash provided by (used in) financing activities	22,813	(123,122)
Net change in cash	(62,905)	10,603
Cash at beginning of period	65,525	1,685
Cash at end of period	$2,620	$12,288

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$492	$2,535
Income taxes, net of refunds	12,051	149

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$24,443	$11,773
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$6,541	$1,531
Payable to seller relating to acquisition of Field and Stream stores	$—	$1,077

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of July 31, 2021, the Company operated 114 stores in 28 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 30, 2021 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended July 31, 2021 are not necessarily indicative of the results to be obtained for the year ending January 29, 2022. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 2, 2021 (the “Fiscal 2020 Form 10-K”).

Impact of COVID-19 Pandemic

During March 2020, the World Health Organization declared the rapidly growing coronavirus outbreak to be a global pandemic. The COVID-19 pandemic has significantly impacted health and economic conditions throughout the United States. Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company also limited the number of customers in its stores at any one time. During the second quarter of fiscal 2020, the Company returned to normal operating hours in each of its stores and continues to operate normally as of the end of the second quarter of fiscal 2021. The Company may again restrict the operations of its stores and its distribution facility if it deems this appropriate or if recommended or mandated by authorities.

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2020 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Recently Issued Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London

Inter-Bank Offered Rate (“LIBOR”), certain tenors of which are being phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate. The standard is currently effective and upon adoption may be applied prospectively to contract modifications made on or before December 31, 2022. The provisions have impact as contract modifications and other changes occur while LIBOR is phased out. The Company is in the process of evaluating the optional relief guidance provided within this ASU. Management will continue its assessment and monitor regulatory developments during the LIBOR transition period.

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

The transaction price for each contract is the stated price on the product, reduced by any stated discounts at that point in time. The Company does not engage in sales of products that attach a future material right and could result in a separate performance obligation for the purchase of goods in the future at a material discount. The implicit point-of-sale contract with the customer, as reflected in the transaction receipt, states the final terms of the sale, including the description, quantity, and price of each product purchased. Payment for the Company’s contracts is due in full upon delivery. The customer agrees to a stated price implicit in the contract that does not vary over the contract.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of July 31, 2021 and January 30, 2021:

	July 31, 2021	January 30, 2021
Right of return assets, which are included in prepaid expenses and other	$2,404	$2,940
Estimated gift card contract liability, net of breakage	(16,201)	(22,069)
Estimated loyalty contract liability, net of breakage	(13,242)	(12,131)
Sales return liabilities, which are included in accrued expenses	(3,588)	(4,388)

For the 13 and 26 weeks ended July 31, 2021, the Company recognized approximately $292 and $673 in gift card breakage, respectively and approximately $1,446 and $2,621 in loyalty reward breakage, respectively. For the 13 and 26 weeks ended August 1, 2020, the Company recognized approximately $246 and $522 in gift card breakage, respectively and approximately $773 and $1,328 in loyalty reward breakage, respectively. For the 13 and 26 weeks ended July 31, 2021, the Company recognized revenue of $2,154 and $9,876, respectively, relating to contract liabilities that existed at January 30, 2021.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 31,	August 1,	July 31,	August 1,
Department	Product Offerings	2021	2020	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	17.8%	17.1%	14.7%	14.4%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.6%	5.6%	6.5%	5.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.1%	15.9%	13.4%	13.7%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.6%	5.7%	6.4%	5.2%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.1%	49.1%	53.1%	55.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.8%	6.6%	5.9%	6.0%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of July 31, 2021 and January 30, 2021 were as follows:

	July 31,	January 30,
	2021	2021
Furniture, fixtures, and equipment	$103,846	$96,085
Leasehold improvements	116,647	112,338
Construction in progress	11,412	2,614
Total property and equipment, gross	231,905	211,037
Less accumulated depreciation and amortization	(122,313)	(111,919)
Total property and equipment, net	$109,592	$99,118

(5) Accrued Expenses

Accrued expenses consisted of the following as of July 31, 2021 and January 30, 2021:

	July 31,	January 30,
	2021	2021
Book overdraft	$18,337	$13,445
Unearned revenue	36,109	38,454
Accrued payroll and related expenses	23,696	28,453
Sales and use tax payable	7,715	7,317
Accrued construction costs	647	339
Other	26,349	21,048
Total accrued expenses	$112,853	$109,056

(6) Leases

At the inception of the lease, the Company’s operating leases have certain lease terms of up to 13 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain and as such are excluded from the measurement of the right of use asset and liability.

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

In the 13 and 26 weeks ended July 31, 2021, the Company recorded a non-cash increase of $18,884 and $24,443, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (“CAM”), recorded during the 13 and 26 weeks ended July 31, 2021 was $18,342 and $36,739, respectively. In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 and 26 weeks ended August 1, 2020 was $16,655 and $33,202, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2021	2020
Operating cash flows from operating leases	$(29,209)	$(27,313)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(29,209)	(27,313)

	As of July 31,	As of August 1,
	2021	2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$24,443	$13,062
Terminated right-of-use assets and liabilities	—	(3,202)
Weighted-average remaining lease term - operating leases	6	6.02
Weighted-average discount rate - operating leases	8.33%	8.09%

In accordance with ASC 842, maturities of operating lease liabilities as of July 31, 2021 were as follows:

Operating
Year Endings:	Leases
2021 (remainder)	$30,381
2022	61,187
2023	56,003
2024	47,582
2025	41,021
Thereafter	162,381
Undiscounted cash flows	$398,555
Reconciliation of lease liabilities:
Present values	$274,768
Lease liabilities - current	38,741
Lease liabilities - noncurrent	236,027
Lease liabilities - total	$274,768
Difference between undiscounted and discounted cash flows	$123,787

(7) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides borrowing capacity of up to $250,000, subject to a borrowing base calculation. The Term Loan was repaid in full during the twenty-six week period ended August 1, 2020.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

Amounts outstanding under the Revolving Line of Credit are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $16,878 and $13,553 as of July 31, 2021 and January 30, 2021, respectively. As of both July 31, 2021 and January 30, 2021 borrowings outstanding under the Revolving Line of Credit were $37,069 and $0, respectively. As of July 31, 2021, the Company had stand-by commercial letters of credit of $1,955 under the terms of the Revolving Line of Credit.

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

As of July 31, 2021, the Revolving Line of Credit had $458 in deferred financing fees and as of January 30, 2021, the Revolving Line of Credit had $583 in deferred financing fees. During the 13 and 26 weeks ended July 31, 2021, the Company recognized $63 and $126, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 26 weeks ended August 1, 2020, the Company recognized $62 and $125, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 26 weeks ended July 31, 2021, gross borrowings under the Revolving Line of Credit were $434,702 and $792,180, respectively. For the 13 and 26 weeks ended August 1, 2020 gross borrowing under the Revolving Line of Credit were $305,658 and $580,617, respectively. For the 13 and 26 weeks ended July 31, 2021, gross paydowns under the Revolving Line of Credit were $397,830 and $755,470, respectively. For the 13 and 26 weeks ended August 1, 2020, gross paydowns under the Revolving Line of Credit were $419,134 and $685,932, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of July 31, 2021, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Revolving Line of Credit.

(8) Income Taxes

The Company recognized an income tax expense of $6,195 and $12,009, respectively, in the 13 weeks ended July 31, 2021 and August 1, 2020. The Company’s effective tax rate for the 13 weeks ended July 31, 2021 and August 1, 2020 was 25.9% and 27.0%, respectively. The Company recognized an income tax expense of $9,147 and $11,160, respectively, for the 26 weeks ended July 31, 2021 and August 1, 2020. The Company’s effective tax rate for the 26 weeks ended July 31, 2021 and August 1, 2020 was 24.5% and 26.3%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Net income	$17,723	$32,461	$28,173	$31,331
Weighted-average shares of common stock outstanding:
Basic	43,860	43,537	43,775	43,430
Dilutive effect of common stock equivalents	856	831	825	668
Diluted	44,716	44,368	44,600	44,098
Basic earnings per share	$0.40	$0.75	$0.64	$0.72
Diluted earnings per share	$0.40	$0.73	$0.63	$0.71
Restricted stock units considered anti-dilutive and excluded in the calculation	2	7	5	33

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended July 31, 2021 the Company recognized total stock-based compensation expense of $1,027 and $2,043, respectively. During the 13 and 26 weeks ended August 1, 2020 the Company recognized total stock-based compensation expense of $818 and $1,554, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of July 31, 2021, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,194. As of July 31, 2021, there were 1,253 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also had an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock were authorized. For the 13 and 26 weeks ended July 31, 2021, no shares were issued under the ESPP and, as of July 31, 2021, the number of shares available for issuance was 374. As of January 30, 2021, due to the pending merger with the Great Outdoors Group (as defined below), the Company discontinued its ESPP in accordance with the plan document

Nonvested Performance-Based Stock Awards

During the 13 and 26 weeks ended July 31, 2021, the Company did not issue any nonvested performance-based stock awards.

During the 13 weeks ended August 1, 2020, the Company did not issue any nonvested performance-based stock awards. During the 26 weeks ended August 1, 2020, the Company issued 206 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.95 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issuable is contingent on management achieving fiscal year 2020, 2021, and 2022 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. Based on the performance conditions met for fiscal year 2020, 412 shares were issued, which was the maximum number of shares subject to the award. Vesting of the shares issued is subject to the employees’ continued employment with the Company.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(13)	5.63
Vested	(22)	4.91
Balance at July 31, 2021	589	$5.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	206	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at August 1, 2020	418	$4.73

Nonvested Stock Unit Awards

During the 13 weeks ended July 31, 2021, the Company issued 28 nonvested stock units to Directors of the Company at an average value of $17.77 per share. The shares issued to Directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

During the 26 weeks ended July 31, 2021, the Company issued 249 nonvested stock units to employees and Directors of the Company at an average value of $17.33 per share. The shares issued to employees of the Company vest over a three year period with one third of the shares vesting on each grant date anniversary. The shares issued to Directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	249	17.33
Forfeitures	(38)	8.02
Vested	(325)	5.45
Balance at July 31, 2021	665	$9.45

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	426	6.30
Forfeitures	(40)	4.31
Vested	(298)	4.39
Balance at August 1, 2020	832	$5.31

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

(12) Merger with Great Outdoors Group

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 114 stores in 28 states, totaling approximately 4.5 million gross square feet. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

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

Since mid-March of 2020 through the end of the second quarter 2021, the Company has experienced a significant increase in sales as compared to historical sales levels. A larger than normal portion of those sales has come from certain product categories, particularly firearms and ammunition.

The increased demand we have experienced since mid-March 2020 resulted in our net sales increasing by 9.7% to $688.8 million during the first half of 2021 compared to the first half of 2020. Further, our same store sales increased 3.4% during the first half of 2021 compared to the corresponding period of fiscal 2020. While we have experienced strong sales growth throughout the pandemic, our net sales for the second quarter of fiscal 2021 decreased compared to the second quarter of fiscal year 2020 because we began recognizing strong demand during the second quarter of fiscal 2020 due to social unrest at that time, which significantly drove up demand for firearms and ammunition. We expect that our net sales will continue to stabilize or decrease for the remainder of fiscal 2021 compared to the same period last year. As of the filing of this 10-Q, all of our 114 stores are open with no significant restrictions or limitations on their operations.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.8	66.1	67.5	67.5
Gross profit	33.2	33.9	32.5	32.5
Selling, general, and administrative expenses	26.5	21.9	27.0	25.3
Income from operations	6.7	12.0	5.5	7.2
Interest expense	0.1	0.3	0.1	0.4
Income before income taxes	6.6	11.7	5.4	6.8
Income tax expense	1.7	3.2	1.3	1.8
Net income	4.9%	8.5%	4.1%	5.0%
Adjusted EBITDA	9.7%	14.1%	8.5%	9.8%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 31,	August 1,	July 31,	August 1,
Department	Product Offerings	2021	2020	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	17.8%	17.1%	14.7%	14.4%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.6%	5.6%	6.5%	5.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	15.1%	15.9%	13.4%	13.7%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.6%	5.7%	6.4%	5.2%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.1%	49.1%	53.1%	55.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.8%	6.6%	5.9%	6.0%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended July 31, 2021 Compared to Thirteen Weeks Ended August 1, 2020

Net Sales. Net sales decreased by $19.2 million, or 5.0%, to $361.8 million during the 13 weeks ended July 31, 2021 compared to $381.0 million in the corresponding period of fiscal year 2020. Our net sales primarily decreased due to lower demand compared to the same period of the prior year as we anniversaried the social unrest that occurred in 2020 which significantly drove up demand for firearms and ammunition during the prior year period. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $22.2 million to net sales. Same store sales decreased by 9.9% for the 13 weeks ended July 31, 2021 compared to the comparable 13 week period of fiscal year 2020, primarily driven by decreases in our hunting and shooting and fishing departments.

Our apparel, footwear and optics, electronics, and accessories departments saw increases of $2.4 million, $2.3 million, and $1.0 million, respectively, in the second quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020 due to increased demand in these categories as a result of increased demand in these products as consumer spending increased. Our hunting and shooting, fishing, and camping departments saw decreases of $11.5 million, $6.1 million and $1.1 million, respectively, in the second quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. Within hunting and shooting department, our firearm and ammunition categories saw decreases of $11.2 million or 13.3% and $1.4 million or 2.6%, respectively, in the second quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. The decrease seen in these categories is due to lower demand as we anniversaried the social unrest and pending presidential election of the prior year period.

With respect to same store sales, during the 13 weeks ended July 31, 2021, our footwear, clothing, and optics, electronics, and accessories, departments had increases of 7.1%, 6.7%, and 0.6%, respectively, for the second quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. Our fishing, hunting, and camping departments saw decreases of 14.1%, 11.7%, and 5.5%, respectively, as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest, and the pending political process. As of July 31, 2021, we had 107 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $120.1 million during the 13 weeks ended July 31, 2021 compared to $129.1 million for the corresponding period of fiscal year 2020 primarily as a result of decreased sales. As a percentage of net sales, gross profit decreased to 33.2% for the 13 weeks ended July 31, 2021, compared to 33.9% for the corresponding period of fiscal year 2020 due to higher freight costs. The higher freight costs were partially offset by an increase in product margins across all categories and increased vendor incentives. We expect higher transportation costs to continue to impact the business during the remainder of fiscal 2021.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $12.3 million, or 14.7%, to $95.9 million during the 13 weeks ended July 31, 2021 from $83.6 million for the comparable 13-week period of fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $4.4 million, which was the result of opening 8 new stores since the end of the second quarter of fiscal year 2020, and minimum wage increases impacting 12 of our stores in fiscal year 2021. We also had an increase in acquisition costs of $2.5 million due to costs relating to the pending merger with Great Outdoors Group, as well as increases in other selling, general and administrative costs, rent, depreciation, and pre-opening of $2.0 million, $1.7 million, $1.0 million, and $0.8 million, respectively, during the 13 weeks ended July 31, 2021 primarily related to the opening of 8 new stores since August 1, 2020. As a percentage of net sales, selling, general, and administrative expenses increased to 26.5% of net sales in the second quarter of fiscal year 2021, compared to 21.9% of net sales in the second quarter of fiscal year 2020, as a result of the decrease in net sales we experienced in the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020 and the increase in expenses noted in second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020.

Interest Expense. Interest expense decreased by $0.7 million, or 73.8%, to $0.3 million during the 13 weeks ended July 31, 2021 from $1.0 million for the comparable 13-week period of fiscal year 2020. Interest expense decreased primarily as a result of decreased borrowings on our revolving line of credit during the second quarter of fiscal year 2021 compared to the second quarter of fiscal year 2020.

Income Taxes. We recognized income tax expense of $6.2 million compared to an income tax expense of $12.0 million during the 13 weeks ended July 31, 2021 and August 1, 2020, respectively. Our effective tax rate for the 13 weeks ended July 31, 2021 and August 1, 2020 was 25.9% and 27.0%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended July 31, 2021 Compared to Twenty-Six Weeks Ended August 1, 2020

Net Sales. Net sales increased by $60.9 million, or 9.7%, to $688.8 million during the 26 weeks ended July 31, 2021 compared to $627.8 million in the corresponding period of fiscal year 2020. Our net sales increased due to a variety of reasons including: increased participation in outdoor activities, increased demand through our e-commerce platform, and demand driven by the change in consumer behavior associated with the COVID-19 pandemic, partially offset by lower demand during the second quarter of fiscal 2021 compare to the same period last year in certain categories as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest, and the pending presidential election. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $46.3 million to net sales. Same store sales increased by 3.4% for the 26 weeks ended July 31,

2021 compared to the comparable 26 week period of fiscal year 2020, primarily driven by increases in all of our departments.

All of our departments had increases in net sales for the 26 weeks ended July 31, 2021 compared to the corresponding period in fiscal year 2020, led by our hunting and shooting department with an increase in net sales of $18.0 million, or 5.2%. Our apparel, footwear, camping, optics, electronics, and accessories and fishing departments saw increases of $12.7 million, $11.3 million, $10.5 million, $7.7 million and $6.3 million, respectively, in the first half of fiscal year 2021 compared to the comparable 26-week period of fiscal year 2020 due to increased traffic within our stores and online. Within hunting, our firearm category saw an increase of $8.4 million or 5.5% and our ammunition category saw a decrease of $5.2 million or 4.6%, in the first half of fiscal year 2021 compared to the comparable 26-week period of fiscal year 2020. The decrease seen in the ammunition category is due to the lack of supply in the market as a result of supply chain disruptions caused by the COVID-19 pandemic and demand that is outpacing manufacturing capacity.

In regards to same store sales, each of our departments except our hunting and shooting department, had increases for the 26 weeks ended July 31, 2021. Our clothing, footwear, optics, electronics, and accessories, camping, and fishing departments had increases of 33.1%, 29.1%, 16.2%, 6.9%, and 1.8%, respectively, for the first half of fiscal year 2021 compared to the comparable 26-week period of fiscal year 2020. We saw a substantial increase in same store sales for our clothing and footwear departments as we saw consumer spending return to a more normalized pattern during the first half of 2021 compared to the first half of 2020. Our hunting and shooting department had a decrease of 1.8%, with our firearm and ammunition categories having decreases of 2.4% and 11.0%, respectively, for the first half of fiscal year 2021 compared to the comparable 26-week period of fiscal year 2020. Our hunting and shooting department and firearm and ammunition categories saw a year-over-year decline because we began recognizing strong demand for these products during the second quarter of fiscal 2020 due to social unrest at that time. As of July 31, 2021, we had 107 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $224.1 million during the 26 weeks ended July 31, 2021 compared to $203.9 million for the corresponding period of fiscal year 2020 primarily as a result of increased sales. As a percentage of net sales, gross profit was flat at 32.5% for the 26 weeks ended July 31, 2021 and the 26 weeks ended August 1, 2020. Within gross margin we experienced increased freight costs that were offset by increased volume incentives, and other adjustments. We expect higher transportation costs to continue to impact the business during the remainder of fiscal 2021.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $27.5 million, or 17.3%, to $186.3 million during the 26 weeks ended July 31, 2021 from $158.8 million for the comparable 26-week period of fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $14.5 million, which was the result of opening 8 new stores since the end of the second quarter of fiscal year 2020, and minimum wage increases impacting 12 of our stores in fiscal year 2021. We also had increases in acquisition costs of $5.3 million due to costs relating to the pending merger with Great Outdoors Group, as well as increases in rent, other selling, general and administrative costs, depreciation, and pre-opening expenses of $3.5 million, $2.9 million, $0.7 million and $0.6 million. respectively, during the 26 weeks ended July 31, 2021 primarily related to the opening of 8 new stores since August 1, 2020. As a percentage of net sales, selling, general, and administrative expenses increased to 27.0% of net sales in the first half of fiscal year 2021, compared to 25.3% of net sales in the first half of fiscal year 2020, primarily as a result of opening 8 new stores since August 1, 2020 and costs associated with the pending merger with Great Outdoors Group.

Interest Expense. Interest expense decreased by $2.1 million, or 80.7%, to $0.5 million during the 26 weeks ended July 31, 2021 from $2.6 million for the comparable 26-week period of fiscal year 2020. Interest expense decreased primarily as a result of decreased borrowings on our revolving line of credit during the first half of fiscal year 2021 compared to the first half of fiscal year 2020.

Income Taxes. We recognized income tax expense of $9.1 million compared to an income tax expense of $11.2 million during the 26 weeks ended July 31, 2021 and August 1, 2020, respectively. Our effective tax rate for the 26 weeks ended July 31, 2021 and August 1, 2020 was 24.5% and 26.3%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

For the 26 weeks ended July 31, 2021, we incurred approximately $17.9 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect total net capital expenditures between $42.0 million and $52.0 million for fiscal year 2021 primarily to refurbish many of our existing stores and to open eight to twelve new stores in fiscal year 2021. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 31,	August 1,
	2021	2020

	(in thousands)
Cash flows (used in) provided by operating activities	$(67,782)	$145,748
Cash flows used in investing activities	(17,936)	(12,023)
Cash provided by (used in) financing activities	22,813	(123,122)
Cash at end of period	2,620	12,288

Net cash used in operating activities was $67.8 million for the 26 weeks ended July 31, 2021, compared to cash provided by operating activities of $145.8 million for the corresponding period of fiscal year 2020, a change of approximately $213.6 million. The decrease in our cash flows from operating activities was primarily the result of our buildup of inventory during the first half of fiscal 2021.We focused on rebuilding our inventory during the first half of fiscal 2021 after experiencing strong demand throughout the pandemic while also encountering supply chain disruptions at the same time.

Net cash used in investing activities was $17.9 million for the 26 weeks ended July 31, 2021 compared to $12.0 million for the corresponding period of fiscal year 2020. For the 26 weeks ended July 31, 2021, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores.

Net cash provided by financing activities was $22.8 million for the 26 weeks ended July 31, 2021, compared to net cash used in financing activities of $123.1 million for the corresponding period of fiscal year 2020. During the 26 weeks ended July 31, 2021, we had an increase in borrowings under our revolving line of credit. During the 26 weeks ended August 1, 2020, we repaid $14.0 million principal outstanding on our term loan and $113.2 million on our revolving line of credit.

As of July 31, 2021, $37.1 million was outstanding under the revolving credit facility. We maintain a $250.0 million revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. The revolving credit facility matures on May 23, 2023. As of July 31, 2021, we had $186.0 million available for borrowing, subject to certain borrowing base restrictions, and $1.9 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of July 31, 2021, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of July 31, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt obligations (1)	$ -	$ -	$ -	$ -	$ -
Operating lease obligations (2)	398,555	30,381	117,190	88,603	162,381
Standby letters of credit	1,955	1,955	-	-	-
Purchase/construction obligations (3)	-	-	-	-	-

(1)	Long-term debt obligations do not reflect outstanding amounts under our revolving credit facility, because those amounts are considered current liabilities. As of July 31, 2021, $37.1 million was outstanding on our revolving credit facility.
(2)	Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $13.2 million, $11.2 million, and $10.1 million in fiscal years 2020, 2019, and 2018, respectively.
(3)	In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with GAAP, these obligations are not recorded in our financial statements.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 26 weeks ended July 31, 2021 and August 1, 2020.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2021	2020	2021	2020

	(dollars in thousands)
Net income (loss)	$17,723	$32,461	$28,173	$31,331
Interest expense	266	1,017	492	2,551
Income tax expense (benefit)	6,195	12,009	9,147	11,160
Depreciation and amortization	6,360	5,318	12,136	10,681
Stock-based compensation expense (1)	1,027	818	2,043	1,554
Pre-opening expenses (2)	1,183	431	1,378	819
Hazard pay (3)	—	1,500	—	2,600
Acquisition costs (4)	2,461	6	5,306	35
Store closure (5)	—	—	—	1,039
Adjusted EBITDA	$35,215	$53,560	$58,675	$61,770

Net sales	$361,778	$380,989	688,770	627,824
Net income margin	4.9%	8.5%	4.1%	5.0%
Adjusted EBITDA margin (6)	9.7%	14.1%	8.5%	9.8%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	For the 13 and 26 weeks ended July 31, 2021, includes $2.5 and $5.3 million of expenses incurred relating to the pending merger with Great Outdoors Group. For the 13 and 26 weeks ended August 1, 2020 includes expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020.
(5)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(6)	We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at July 31, 2021, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would not have increased our interest expense significantly. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 31, 2021.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 8, 2021	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 8, 2021	By:	/s/ Robert K. Julian
Robert K. Julian
Chief Financial Officer
(Principal Financial and Accounting Officer)