Form 10-Q
period 2021-10-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2021-12-08
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 30, 2021

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

As of December 8, 2021, the registrant had 43,879,984 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our fiscal third quarters ended October 30, 2021 and October 31, 2020 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2021 and the third quarter of fiscal year 2020, respectively. Fiscal year 2021 contains 52 weeks of operations and will end on January 29, 2022. Fiscal year 2020 contained 52 weeks of operations and ended on January 30, 2021.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	the potential impact of the termination of our merger agreement with Great Outdoors Group, LLC, including any impact on our stock price, business, financial condition and results of operations, and the potential negative impact to our business and employee relationships;
●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may impact the supply and demand for our products and our ability to conduct our business;
●	the impact of COVID-19 pandemic on our operations;
●	our retail-based business model which is impacted by general economic and market conditions and economic, market and financial uncertainties that may cause a decline in consumer spending;
●	our concentration of stores in the Western United States which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
●	the highly fragmented and competitive industry in which we operate and the potential for increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner; and
●	our entrance into new markets or operations in existing markets, which may not be successful.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	October 30,	January 30,
	2021	2021
Assets
Current assets:
Cash	$2,532	$65,525
Accounts receivable, net	684	581
Merchandise inventories	428,497	243,434
Prepaid expenses and other	15,706	15,113
Total current assets	447,419	324,653
Operating lease right of use asset	241,951	235,262
Property and equipment, net	123,457	99,118
Deferred income taxes	124	—
Goodwill	1,496	1,496
Definite lived intangibles, net	267	289
Total assets	$814,714	$660,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$123,510	$77,441
Accrued expenses	105,289	109,056
Income taxes payable	2,500	4,917
Operating lease liability, current	39,790	36,014
Revolving line of credit	57,551	—
Total current liabilities	328,640	227,428
Long-term liabilities:
Deferred income taxes	—	434
Operating lease liability, noncurrent	231,498	228,296
Total long-term liabilities	231,498	228,730
Total liabilities	560,138	456,158

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,879 and 43,623 shares issued and outstanding, respectively	438	436
Additional paid-in capital	89,693	89,815
Accumulated earnings	164,445	114,409
Total stockholders' equity	254,576	204,660
Total liabilities and stockholders' equity	$814,714	$660,818

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net sales	$401,014	$385,748	$1,089,784	$1,013,572
Cost of goods sold	271,392	255,166	736,061	679,122
Gross profit	129,622	130,582	353,723	334,450

Selling, general, and administrative expenses	99,974	92,252	286,263	251,077
Income from operations	29,648	38,330	67,460	83,373
Bargain purchase gain	—	(2,218)	—	(2,218)
Interest expense	413	536	905	3,088
Income before income taxes	29,235	40,012	66,555	82,503
Income tax expense	7,372	9,530	16,519	20,690
Net income	$21,863	$30,482	$50,036	$61,813
Earnings per share:
Basic	$0.50	$0.70	$1.14	$1.42
Diluted	$0.49	$0.68	$1.13	$1.40
Weighted average shares outstanding:
Basic	43,878	43,609	43,809	43,490
Diluted	44,582	44,510	44,471	44,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended October 30, 2021 and October 31, 2020
	Common Stock		Restricted nonvoting Common Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at August 1, 2020	43,591	$436	—	$—	$87,941	$54,360	$142,737
Stock based compensation	—	—	—	—	882	—	882
Net Income	—	—	—	—	—	30,482	30,482
Balance at October 31, 2020	43,591	$436	—	$—	$88,823	$84,842	$174,101

Balance at July 31, 2021	43,831	$438	—	$—	$89,587	$142,582	$232,607
Payment of withholdings on restricted stock units	—	—	—	—	(88)	—	(88)
Stock based compensation	48	—	—	—	194	—	194
Net income	—	—	—	—	—	21,863	21,863
Balance at October 30, 2021	43,879	$438	—	$—	$89,693	$164,445	$254,576

For the Thirty-Nine Weeks Ended October 30, 2021 and October 31, 2020
	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(689)	—	(689)
Issuance of common stock for cash per employee stock purchase plan	40	—	—	—	273	—	273
Stock based compensation	—	—	—	—	2,436	—	2,436
Net income	—	—	—	—	—	61,813	61,813
Balance at October 31, 2020	43,591	$436	—	$—	$88,823	$84,842	$174,101

Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	256	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(2,356)	—	(2,356)
Stock based compensation	—	—	—	—	2,236	—	2,236
Net income	—	—	—	—	—	50,036	50,036
Balance at October 30, 2021	43,879	$438	—	$—	$89,693	$164,445	$254,576
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2021	2020
Cash flows from operating activities:
Net income	$50,036	$61,813
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	18,778	15,992
Amortization of deferred financing fees	188	422
Amortization of definite lived intangible	23	21
Loss on asset dispositions	—	937
Gain on bargain purchase	—	(2,218)
Noncash lease expense	21,204	17,760
Deferred income taxes	(558)	2,801
Stock-based compensation	2,236	2,436
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(103)	442
Operating lease liabilities	(20,915)	(20,781)
Merchandise inventories	(185,063)	(38,887)
Prepaid expenses and other	(781)	(2,021)
Accounts payable	41,723	94,900
Accrued expenses	(2,694)	31,992
Income taxes payable and receivable	(2,417)	6,127
Net cash (used in) provided by operating activities	(78,343)	171,736
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(38,463)	(15,394)
Acquisition of Field and Stream stores, net of cash acquired	—	(4,778)
Net cash used in investing activities	(38,463)	(20,172)
Cash flows from financing activities:
Net borrowings/ (payments) on line of credit	57,551	(116,078)
Increase in book overdraft, net	(1,382)	4,559
Proceeds from issuance of common stock per employee stock purchase plan	—	273
Payment of withholdings on restricted stock units	(2,356)	(689)
Principal payments on long-term debt	—	(22,000)
Net cash provided by (used in) financing activities	53,813	(133,935)
Net change in cash	(62,993)	17,629
Cash at beginning of period	65,525	1,685
Cash at end of period	$2,532	$19,314

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$905	$3,087
Income taxes, net of refunds	19,494	11,763

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$27,979	$33,392
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$6,606	$1,991
Payable to seller relating to acquisition of Field and Stream stores	$—	$1,774

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 30, 2021, the Company operated 119 stores in 29 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 30, 2021 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 30, 2021 are not necessarily indicative of the results to be obtained for the year ending January 29, 2022. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 30, 2021 filed with the SEC on April 2, 2021 (the “Fiscal 2020 Form 10-K”).

Impact of COVID-19 Pandemic

Beginning in March 2020, the Company reduced store hours to allow sufficient time to restock its shelves and perform additional cleaning, and the Company also limited the number of customers in its stores at any one time. During the second quarter of fiscal 2020, the Company returned to normal operating hours in each of its stores and continues to operate normally as of the end of the third quarter of fiscal 2021.

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

Contract liabilities are recognized primarily for gift card sales and the Company’s loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 3.5% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates.

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 50% when no escheat liability to relevant jurisdictions exists.

The Company offers promotional financing and credit cards issued by a third-party bank that manages and directly extends credit to the Company’s customers. The Company provides a license to its brand and marketing services, and the Company facilitates credit applications in its stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, the Company does not hold any customer receivables related to these programs and acts as an agent in the financing transactions with customers. The Company is eligible to receive a profit share from certain of its banking partners based on the annual performance of their corresponding portfolio, and the Company receives monthly payments based on forecasts of full-year performance. This is a form of variable consideration. The Company records such profit share as revenue over time using the most likely amount method, which reflects the amount earned each month when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically monthly. Profit-share payments occur monthly, shortly after the end of each program month.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of October 30, 2021 and January 30, 2021:

	October 30, 2021	January 30, 2021
Right of return assets, which are included in prepaid expenses and other	$2,552	$2,940
Estimated gift card contract liability, net of breakage	(15,257)	(22,069)
Estimated loyalty contract liability, net of breakage	(13,525)	(12,131)
Sales return liabilities, which are included in accrued expenses	(3,809)	(4,388)

For the 13 and 39 weeks ended October 30, 2021, the Company recognized approximately $275 and $948 in gift card breakage, respectively and approximately $1,581 and $4,202 in loyalty reward breakage, respectively. For the 13 and 39 weeks ended October 31, 2020, the Company recognized approximately $287 and $809 in gift card breakage, respectively and approximately $820 and $2,148 in loyalty reward breakage, respectively. For the 13 and 39 weeks ended October 30, 2021, the Company recognized revenue of $1,465 and $11,341, respectively, relating to contract liabilities that existed at January 30, 2021.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 30,	October 31,	October 30,	October 31,
Department	Product Offerings	2021	2020	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.6%	12.9%	13.9%	13.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.1%	8.6%	7.4%	6.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.7%	7.8%	11.3%	11.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.4%	5.6%	6.3%	5.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	55.4%	57.4%	53.7%	56.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	8.8%	7.7%	7.4%	6.6%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of October 30, 2021 and January 30, 2021 were as follows:

	October 30,	January 30,
	2021	2021
Furniture, fixtures, and equipment	$109,375	$96,085
Leasehold improvements	125,061	112,338
Construction in progress	16,956	2,614
Total property and equipment, gross	251,392	211,037
Less accumulated depreciation and amortization	(127,935)	(111,919)
Total property and equipment, net	$123,457	$99,118

(5) Accrued Expenses

Accrued expenses consisted of the following as of October 30, 2021 and January 30, 2021:

	October 30,	January 30,
	2021	2021
Book overdraft	$12,064	$13,445
Unearned revenue	41,413	38,454
Accrued payroll and related expenses	24,128	28,453
Sales and use tax payable	8,087	7,317
Accrued construction costs	411	339
Other	19,186	21,048
Total accrued expenses	$105,289	$109,056

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

In the 13 and 39 weeks ended October 30, 2021, the Company recorded a non-cash increase of $3,536 and $27,979, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

In accordance with ASC 842, total lease expense, including common area maintenance (“CAM”), recorded during the 13 and 39 weeks ended October 30, 2021 was $18,936 and $55,675, respectively. In accordance with ASC 842, total lease expense, including CAM, recorded during the 13 and 39 weeks ended October 31, 2020 was $17,068 and $50,270, respectively.

In accordance with ASC 842, other information related to leases was as follows:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2021	2020
Operating cash flows from operating leases	$(44,094)	$(41,257)
Cash paid for amounts included in the measurement of lease liabilities - operating leases	(44,094)	(41,257)

	As of October 30,	As of October 31,
	2021	2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$27,979	$33,392
Terminated right-of-use assets and liabilities	—	(3,202)
Weighted-average remaining lease term - operating leases	5.83	5.11
Weighted-average discount rate - operating leases	8.29%	8.09%

In accordance with ASC 842, maturities of operating lease liabilities as of October 30, 2021 were as follows:

Operating
Year Endings:	Leases
2021 (remainder)	$15,408
2022	62,128
2023	57,161
2024	48,485
2025	41,925
Thereafter	164,227
Undiscounted cash flows	$389,334
Reconciliation of lease liabilities:
Present values	$271,288
Lease liabilities - current	39,790
Lease liabilities - noncurrent	231,498
Lease liabilities - total	$271,288
Difference between undiscounted and discounted cash flows	$118,046

(7) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Amended Credit Agreement”). The Amended Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides borrowing capacity of up to $250,000, subject to a borrowing base calculation. The Term Loan was repaid in full during the 39-week period ended October 31, 2020.

In conjunction with the Amended Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

Amounts outstanding under the Revolving Line of Credit are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box or similar arrangements, which were $16,212 and $13,553 as of October 30, 2021 and January 30, 2021, respectively. As of both October 30, 2021 and January 30, 2021, borrowings outstanding under the Revolving Line of Credit were $73,763 and $0, respectively. As of October 30, 2021, the Company had stand-by commercial letters of credit of $1,955 under the terms of the Revolving Line of Credit.

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

As of October 30, 2021, the Revolving Line of Credit had $395 in deferred financing fees and as of January 30, 2021, the Revolving Line of Credit had $583 in deferred financing fees. During the 13 and 39 weeks ended October 30, 2021, the Company recognized $63 and $188, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 39 weeks ended October 31, 2020, the Company recognized $63 and $188, respectively, of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 39 weeks ended October 30, 2021, gross borrowings under the Revolving Line of Credit were $477,879 and $1,270,059, respectively. For the 13 and 39 weeks ended October 31, 2020, gross borrowing under the Revolving Line of Credit were $403,960 and $984,577, respectively. For the 13 and 39 weeks ended October 30, 2021, gross paydowns under the Revolving Line of Credit were $441,531 and $1,197,001, respectively. For the 13 and 39 weeks ended October 31, 2020, gross paydowns under the Revolving Line of Credit were $424,826 and $1,110,758, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 30, 2021, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Revolving Line of Credit.

(8) Income Taxes

The Company recognized an income tax expense of $7,372 and $9,530, respectively, in the 13 weeks ended October 30, 2021 and October 31, 2020. The Company’s effective tax rate for the 13 weeks ended October 30, 2021 and October 31, 2020 was 25.2% and 23.8%, respectively. The Company recognized an income tax expense of $16,519 and $20,690, respectively, for the 39 weeks ended October 30, 2021 and October 31, 2020. The Company’s effective tax rate for the 39 weeks ended October 30, 2021 and October 31, 2020 was 24.8% and 25.1%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted income per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net income	$21,863	$30,482	$50,036	$61,813
Weighted-average shares of common stock outstanding:
Basic	43,878	43,609	43,809	43,490
Dilutive effect of common stock equivalents	704	901	662	770
Diluted	44,582	44,510	44,471	44,260
Basic earnings per share	$0.50	$0.70	$1.14	$1.42
Diluted earnings per share	$0.49	$0.68	$1.13	$1.40
Restricted stock units considered anti-dilutive and excluded in the calculation	8	4	26	25

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended October 30, 2021 the Company recognized total stock-based compensation expense of $194 and $2,236, respectively. During the 13 and 39 weeks ended October 31, 2020, the Company recognized total stock-based compensation expense of $882 and $2,436, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of October 30, 2021, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,334. As of October 30, 2021, there were 1,108 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also had an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock were authorized. For the 13 and 39 weeks ended October 30, 2021, no shares were issued under the ESPP and, as of October 30, 2021, the number of shares available for issuance was 374. As of January 30, 2021, due to the proposed merger with the Great Outdoors Group (as defined below), the Company discontinued its ESPP in accordance with the plan document.

Nonvested Performance-Based Stock Awards

During the 13 and 39 weeks ended October 30, 2021, the Company did not issue any nonvested performance-based stock awards.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(111)	5.14
Vested	(22)	4.91
Balance at October 30, 2021	491	$5.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	206	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at October 31, 2020	418	$4.73

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended October 31, 2021, the Company issued 110 and 359, nonvested stock units, respectively, to employees and directors of the Company at an average value of $17.44 per share. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary. The shares issued to members of the Board of Directors of the Company vest over a twelve-month period.

During the 13 and 39 weeks ended October 31, 2020, the Company issued 4 and 430, nonvested stock units, respectively, to employees and Directors of the Company at an average value of $6.37 per share. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary. The shares issued to members of the Board of Directors of the Company vest over a twelve-month period.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	359	17.44
Forfeitures	(191)	7.72
Vested	(330)	5.54
Balance at October 30, 2021	617	$11.37

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	430	6.37
Forfeitures	(63)	4.71
Vested	(320)	4.70
Balance at October 31, 2020	791	$5.25

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

Parsons v. Colt’s Manufacturing Company, 2:19-cv-01189-APG-EJY – On July 2, 2019 the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, one of which being a subsidiary of Sportsman’s Warehouse Holdings, Inc., for wrongful death and negligence. The Company’s motion to dismiss was granted except as to the wrongful death claim. The court also certified three questions to the Nevada Supreme Court, including an issue potentially dispositive of this matter: whether Nevada’s statute granting firearms manufacturers and retailers immunity from civil suit, NRS 41.131, precludes the plaintiffs’ theory of liability. On December 2, 2021, the Nevada Supreme Court issued a unanimous published decision in favor of the manufacturers and retailers, finding that the statute bars all claims. The plaintiffs have a period to petition the Supreme Court for reconsideration. If the decision remains undisturbed, the matter will be sent back to the federal district court, which will likely be obligated to dismiss the case in its entirety. No reasonable estimate of the amount of any potential losses or range of potential losses relating to this matter can be determined at this time.

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

(12) Proposed Merger with Great Outdoors Group

On December 21, 2020, Sportsman’s Warehouse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Outdoors Group, LLC, (“Great Outdoors Group”) and Phoenix Merger Sub I. Inc., (“Merger Subsidiary”). Pursuant to the terms and conditions set forth in the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Subsidiary would be merged with and into Sportsman’s Warehouse (the “Merger”), with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group. On December 2, 2021, the parties terminated the Merger Agreement. See Note 14, Subsequent Events for additional information.

(13) Acquisition of Field and Stream Stores

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

(14) Subsequent Events

On December 2, 2021, the Company, Great Outdoors Group and Merger Subsidiary entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the Merger Agreement effective immediately. The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group agreed to pay the Company the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. The Company received the $55.0 million payment on December 2, 2021.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 119 stores in 29 states, totaling approximately 4.6 million gross square feet. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Proposed Merger with Great Outdoors Group, Inc.

On December 21, 2020, Sportsman’s Warehouse entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Great Outdoors Group and Phoenix Merger Sub I, Inc., a Delaware corporation and a wholly owned subsidiary of Great Outdoors Group (“Merger Subsidiary”).  Pursuant to the terms and conditions set forth in the Merger Agreement, subject to the satisfaction or waiver of certain conditions, Merger Subsidiary would be merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group.  On December 2, 2021, Sportsman’s Warehouse, Great Outdoors Group and Merger Subsidiary entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the Merger Agreement effective immediately. The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group agreed to pay us the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. We received the $55.0 million payment on December 2, 2021.

Update on Impact of COVID-19 Pandemic

We have experienced a significant increase in sales as compared to historical sales levels since mid-March of 2020 for a variety of reasons, including the COVID-19 pandemic and an increased participation in outdoor activities, as well as the opening of new stores, increased demand through our e-commerce platform, and demand driven by the change in consumer behavior associated with the presidential election, change in presidential administration and social unrest. A larger than normal portion of those sales has come from certain product categories, particularly firearms and ammunition. While we continued to experience increased sales through the third quarter of this year, resulting in sales of $1.1 billion for the first three quarters of fiscal 2021, we have begun to experience a stabilization of demand for our products. Our increase in sales for the third quarter of fiscal year 2021 was primarily due to the opening of seven new stores since October 31, 2020, while our same store sales for the third quarter of fiscal 2021 decreased 1.5% compared to the same period last year. We expect that our net sales will continue to stabilize or decrease for the fourth quarter of fiscal 2021 compared to the same period last year. We had a strong fourth quarter of fiscal 2020 primarily resulting from the change in presidential administration and social unrest at that time. In addition, we expect our fourth quarter results for fiscal 2021 will continue to be impacted by supply chain disruptions we have begun to experience. The demand for ammunition, in particular, continues to outpace supply. Global supply chain constraints are resulting in higher transportation costs, which are negatively impacting our gross profit. We expect these higher transportation costs to continue during the fourth quarter of fiscal 2021 and likely into 2022.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.7	66.1	67.5	67.0
Gross profit	32.3	33.9	32.5	33.0
Selling, general, and administrative expenses	24.9	23.9	26.3	24.8
Income from operations	7.4	10.0	6.2	8.2
Gain on bargain purchase	-	(0.6)	-	(0.2)
Interest expense	0.1	0.1	0.1	0.3
Income before income taxes	7.3	10.5	6.1	8.1
Income tax expense	1.8	2.5	1.5	2.0
Net income	5.5%	8.0%	4.6%	6.1%
Adjusted EBITDA	9.8%	12.9%	9.0%	11.0%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 30,	October 31,	October 30,	October 31,
Department	Product Offerings	2021	2020	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.6%	12.9%	13.9%	13.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.1%	8.6%	7.4%	6.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.7%	7.8%	11.3%	11.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.4%	5.6%	6.3%	5.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	55.4%	57.4%	53.7%	56.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	8.8%	7.7%	7.4%	6.6%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 30, 2021 Compared to Thirteen Weeks Ended October 31, 2020

Net Sales. Net sales increased by $15.3 million, or 4.0%, to $401.0 million during the 13 weeks ended October 30, 2021 compared to $385.7 million in the corresponding period of fiscal year 2020. Our net sales primarily increased due to the opening of seven new stores since October 31, 2020. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $24.7 million to net sales. Same store sales decreased by 1.5% for the 13 weeks ended October 30, 2021 compared to the comparable 13-week period of fiscal year 2020, primarily driven by a decrease in our hunting and shooting department. The decrease in our hunting and shooting department is due to a leveling out in demand compared to the corresponding period of fiscal year 2020.

Our footwear, apparel, optics, electronics, and accessories, camping, fishing, and hunting and shooting departments saw increases of $4.0 million, $3.0 million, $2.2 million, $1.7 million, $0.9 million and $0.2 million, respectively, in the third quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020 due to the opening of seven new stores since October 31, 2020. Within the hunting and shooting department, our firearm category saw a decrease of $9.3 million or 10.0%, while our ammunition category saw an increase of $1.8 million or 2.9% in the third quarter of fiscal year 2021 compared to the comparable 13-week period of fiscal year 2020. The decrease seen in the firearm category is primarily due to lower demand as we anniversaried the social unrest and pending presidential election of the prior year period. The increase in the ammunition category is due to the opening of seven new stores since October 31, 2020, partially offset by supply chain disruptions.

With respect to same store sales, during the 13 weeks ended October 30, 2021, our footwear, apparel, and optics, electronics, and accessories, departments had increases of 14.3%, 5.6%, and 3.5%, respectively, compared to the comparable 13-week period of fiscal year 2020. Our hunting and shooting, fishing, and camping departments saw decreases of 6.1%, 1.8%, and 0.4%, respectively, as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest, and the pending presidential election. As of October 30, 2021, we had 109 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $129.6 million during the 13 weeks ended October 30, 2021 compared to $130.6 million for the corresponding period of fiscal year 2020. As a percentage of net sales, gross profit decreased to 32.3% for the 13 weeks ended October 30, 2021, compared to 33.9% for the corresponding period of fiscal year 2020 due to higher freight costs. The higher freight costs were partially offset by an increase in product margins across most departments and increased vendor incentives. We expect higher transportation costs to continue to impact the business during the remainder of fiscal 2021.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $7.8 million, or 8.4%, to $100.0 million during the 13 weeks ended October 30, 2021 from $92.2 million for the comparable 13-week period of fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $2.8 million, which was the result of opening seven new stores since October 31, 2020, and minimum wage increases impacting 12 of our stores in fiscal year 2021. We also had an increase in acquisition costs of $0.8 million due to costs relating to the proposed merger with Great Outdoors Group, as well as increases in rent, depreciation, pre-opening, and other selling, general and administrative costs of $1.8 million, $1.3 million, $0.8 million, and $0.2 million, respectively, during the 13 weeks ended October 30, 2021 primarily related to the opening of seven new stores since October 31, 2020. As a percentage of net sales, selling, general, and administrative expenses increased to 24.9% of net sales in the third quarter of fiscal year 2021, compared to 23.9% of net sales in the third quarter of fiscal year 2020, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense decreased by $0.1 million, or 22.9%, to $0.4 million during the 13 weeks ended October 30, 2021 from $0.5 million for the comparable 13-week period of fiscal year 2020. Interest expense decreased primarily as a result of decreased borrowings on our term loan during the third quarter of fiscal year 2021 compared to the third quarter of fiscal year 2020.

Income Taxes. We recognized income tax expense of $7.4 million compared to an income tax expense of $9.5 million during the 13 weeks ended October 30, 2021 and October 31, 2020, respectively. Our effective tax rate for the 13 weeks ended October 30, 2021 and October 31, 2020 was 25.2% and 23.8%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended October 30, 2021 Compared to Thirty-Nine Weeks Ended October 31, 2020

Net Sales. Net sales increased by $76.2 million, or 7.5%, to $1,089.8 million during the 39 weeks ended October 30, 2021 compared to $1,013.6 million in the corresponding period of fiscal year 2020. Our net sales increased due to a variety of reasons including: the opening of seven new stores since October 31, 2020, increased participation in outdoor activities, increased demand through our e-commerce platform, and demand driven by the change in consumer behavior associated with the COVID-19 pandemic and social unrest, partially offset by lower demand during the second and third quarters of fiscal 2021 compared to the same periods in fiscal 2020 in certain categories as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest, and the pending presidential election. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $67.1 million to net sales. Same store sales increased by 1.5% for the 39 weeks ended October 30, 2021 compared to the comparable 39-week period of fiscal year 2020, primarily driven by increases in all of our departments.

All of our departments had increases in net sales for the 39 weeks ended October 30, 2021 compared to the corresponding period in fiscal year 2020, led by our hunting and shooting department with an increase in net sales of $17.2 million, or 3.0%. Our apparel, footwear, camping, optics, electronics, and accessories and fishing departments saw increases of $15.5 million, $15.3 million, $12.4 million, $10.0 million and $7.5 million, respectively, in the first three quarters of fiscal year 2021 compared to the comparable 39-week period of fiscal year 2020 due to increased traffic within our stores and online. Within hunting and shooting, our firearm and ammunition categories saw decreases of $0.6 million or 0.2% and $3.2 million or 1.8%, respectively, during the first three quarters of fiscal year 2021 compared to the comparable 39-week period of fiscal year 2020. The decrease seen in the firearm category is due to lower demand as we anniversaried the social unrest and pending presidential election of the prior year period and supply chain disruptions experienced in the first half of 2021. The decrease seen in the ammunition category is due to the lack of supply in the market as a result of supply chain disruptions caused by the COVID-19 pandemic and demand that is outpacing manufacturing capacity.

In regards to same store sales, each of our departments except our hunting and shooting department, had increases for the 39 weeks ended October 30, 2021. Our footwear, apparel, optics, electronics, and accessories, camping, and fishing departments had increases of 23.3%, 19.2%, 10.3%, 4.5%, and 0.7%, respectively, for the first 39 weeks of fiscal year 2021 compared to the comparable 39-week period of fiscal year 2020. We saw a substantial increase in same store sales for our clothing and footwear departments as we saw consumer spending return to a more normalized pattern during the first 39 weeks of fiscal 2021 compared to the same 39-week period of fiscal year 2020. Our hunting and shooting department had a decrease of 3.3%, with our firearm and ammunition categories having decreases of 7.4% and 8.1%, respectively, for the first 39 weeks of fiscal year 2021 compared to the first 39 weeks of fiscal year 2020. Our hunting and shooting department and firearm and ammunition categories saw a year-over-year decline because we began recognizing strong demand for these products during the second and third quarters of fiscal 2020 due to social unrest and the pending presidential election at that time. As of October 30, 2021, we had 109 stores included in our same store sales calculation.

Gross Profit. Gross profit increased to $353.7 million during the 39 weeks ended October 30, 2021 compared to $334.5 million for the corresponding period of fiscal year 2020 primarily as a result of increased sales. As a percentage of net sales, gross profit decreased to 32.5% for the 39 weeks ended October 30, 2021, compared to 33.0% for the corresponding period of fiscal year 2020 due to higher freight costs. The higher freight costs were partially offset by an increase in product margins across most departments and increased vendor incentives. We expect higher transportation costs to continue to impact the business during the remainder of fiscal 2021 and likely into 2022.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $35.2 million, or 14.0%, to $286.3 million during the 39 weeks ended October 30, 2021 from $251.1 million for the comparable 39-week period of fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $17.3 million, which was the result of opening seven new stores since October 31, 2020, and minimum wage increases impacting 12 of our stores in fiscal year 2021. We also had increases in acquisition costs of $6.1 million due to costs relating to the proposed merger with Great Outdoors Group, as well as increases in rent, other selling, general and administrative costs, depreciation, and pre-opening expenses of $5.4 million, $3.1 million, $2.0 million and $1.3 million. respectively, during the 39 weeks ended October 30, 2021 primarily related to the opening of seven new stores since October 31, 2020. As a percentage of net sales, selling, general, and administrative expenses increased to 26.3% of net sales in the first three quarters of fiscal year 2021, compared to 24.8% of net sales in the first three quarters of fiscal year 2020, primarily as a result of opening seven new stores since October 31, 2020 and costs associated with the proposed merger with Great Outdoors Group.

Interest Expense. Interest expense decreased by $2.2 million, or 70.7%, to $0.9 million during the 39 weeks ended October 30, 2021 from $3.0 million for the comparable 39-week period of fiscal year 2020. Interest expense decreased primarily as a result of decreased borrowings on our revolving line of credit and our term loan during the first 39 weeks of fiscal year 2021 compared to the first 39 weeks of fiscal year 2020.

Income Taxes. We recognized income tax expense of $16.5 million compared to an income tax expense of $20.7 million during the 39 weeks ended October 30, 2021 and October 31, 2020, respectively. Our effective tax rate for the 39 weeks ended October 30, 2021 and October 31, 2020 was 24.8% and 25.1%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumers’ holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. While we typically would expect our net sales to continue to reflect this seasonal pattern, we may not recognize higher sales volume in the fourth fiscal quarter of fiscal year 2021, in particular compared to the fourth fiscal quarter of last year, because of the significant spike in sales during the fourth quarter of fiscal year 2020 as a result of the demand driven by the COVID-19 pandemic, social unrest, and the pending presidential election.

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

Liquidity and Capital Resources

Our primary capital requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. Our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. In addition, on December 2, 2021, we received a $55.0 million cash payment from Great Outdoors Group in connection with the termination of the Merger Agreement. See above under “Proposed Merger with Great Outdoors Group” for additional information. We have not yet determined our use for those proceeds. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months.

For the 39 weeks ended October 30, 2021, we incurred approximately $43.1 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect total net capital expenditures between $45.0 million and $50.0 million for fiscal year 2021 primarily to refurbish many of our existing stores and to open ten new stores in fiscal year 2021. We intend to fund our capital expenditures with operating cash flows and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 30,	October 31,
	2021	2020

	(in thousands)
Cash flows (used in) provided by operating activities	$(78,343)	$171,736
Cash flows used in investing activities	(38,463)	(20,172)
Cash provided by (used in) financing activities	53,813	(133,935)
Cash at end of period	2,532	19,314

Net cash used in operating activities was $78.3 million for the 39 weeks ended October 30, 2021, compared to cash provided by operating activities of $171.7 million for the corresponding period of fiscal year 2020, a change of approximately $250.0 million. The decrease in our cash flows from operating activities was primarily the result of our buildup of inventory during the first 39 weeks of fiscal 2021 and a reduction in accounts payable. We focused on rebuilding our inventory during the first three quarters of fiscal 2021 after experiencing strong demand since the second quarter of fiscal 2020 while also encountering supply chain disruptions at the same time and in order to mitigate global supply chain constraints in advance of the holiday season.

Net cash used in investing activities was $38.5 million for the 39 weeks ended October 30, 2021 compared to $20.2 million for the corresponding period of fiscal year 2020. For the 39 weeks ended October 30, 2021, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores.

Net cash provided by financing activities was $53.8 million for the 39 weeks ended October 30, 2021, compared to net cash used in financing activities of $133.9 million for the corresponding period of fiscal year 2020. During the 39 weeks ended October 30, 2021, we had an increase in borrowings under our revolving line of credit, primarily to pay for the increased capital expenditures associated with the opening of new stores and refurbishing of existing stores and the buildup of our inventory. During the 39 weeks ended October 31, 2020, we repaid $22.0 million of principal outstanding on our term loan and $123.5 million on our revolving line of credit.

As of October 30, 2021, $73.8 million was outstanding under the revolving credit facility. We maintain a $250.0 million revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. The revolving credit facility matures on May 23, 2023. As of October 30, 2021, we had $149.3 million available for borrowing, subject to certain borrowing base restrictions, and $1.9 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. Our credit agreement also contains customary events of default. As of October 30, 2021, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

Contractual Obligations

The following table summarizes our contractual obligations as of October 30, 2021 and the effect such obligations are expected to have on our liquidity and cash flows in future periods.

	Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating lease obligations (1)	389,334	15,408	119,289	90,410	164,227
Standby letters of credit	1,955	1,955	-	-	-
Purchase/construction obligations (2)	-	-	-	-	-
Revolving line of credit (3)	73,763	73,763	-	-	-

(1)	Operating lease obligations in the table above do not include additional payments associated with common area maintenance, real estate, taxes and insurance. Such payments were $13.2 million, $11.2 million, and $10.1 million in fiscal years 2020, 2019, and 2018, respectively.
(2)	In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. Because these purchase orders do not contain any termination payments or other penalties if cancelled, they are not included in this table of contractual obligations. In accordance with GAAP, these obligations are not recorded in our financial statements.
(3)	The Revolving Line of Credit matures on May 23, 2023.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 39 weeks ended October 30, 2021 and October 31, 2020.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020

	(dollars in thousands)
Net income (loss)	$21,863	$30,482	$50,036	$61,813
Interest expense	413	465	905	3,016
Income tax expense (benefit)	7,372	9,530	16,519	20,691
Depreciation and amortization	6,665	5,404	18,801	16,085
Stock-based compensation expense (1)	194	882	2,237	2,436
Pre-opening expenses (2)	1,712	958	3,090	1,778
Hazard pay (3)	—	2,000	—	4,600
Acquisition costs (4)	1,113	297	6,419	332
Bargain purchase (5)	—	(2,218)	—	(2,218)
Legal accrual (6)	—	2,125	—	2,125
Store closure (7)	—	—	—	1,039
Adjusted EBITDA	$39,332	$49,925	$98,007	$111,697

Net sales	$401,014	$380,989	1,089,784	1,013,572
Net income margin	5.5%	8.0%	4.6%	6.1%
Adjusted EBITDA margin (8)	9.8%	12.9%	9.0%	11.0%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	For the 13 and 39 weeks ended October 30, 2021, includes $1.1 million and $6.4 million of expenses incurred relating to the proposed merger with Great Outdoors Group. For the 13 and 39 weeks ended October 31, 2020 includes expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S Sporting Goods in fiscal year 2020.
(5)	Excess of the fair value over the purchase price of tangible assets acquired in connection with the Field & Stream stores acquired during fiscal year 2020.
(6)	Accrual related to labor litigation in the state of California during fiscal 2020.
(7)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(8)	We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at October 30, 2021, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would not have increased our interest expense significantly. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 30, 2021.

Inherent Limitations in Effectiveness of Controls

Our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures, or our internal controls, will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake or fraud. Additionally, controls can be circumvented by individuals or groups of persons or by an unauthorized override of the controls. Accordingly, because of the inherent limitations in our control system, misstatements in our public reports due to error or fraud may occur and not be detected.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 5. EXHIBITS

Exhibit Number	Description

10.1

Severance Agreement, dated September 26, 2021, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 28, 2021)

10.2

Termination Agreement, dated December 2, 2021, among Sportsman’s Warehouse Holdings, Inc., Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on December 2, 2021).

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 8, 2021	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2021	By:	/s/ Jeff White
Jeff White
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)