Form 10-K
period 2022-01-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2022-03-30
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 29, 2022

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

Large accelerated filer	⌧	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

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

As of July 30, 2021, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant, based on the closing price of the shares of common stock on The Nasdaq Stock Market on such date, was $758,122,580. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of Registrant’s Common Stock outstanding as of March 30, 2022 was 43,879,984.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the 2022 Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the 2021 fiscal year, are incorporated by reference into Part III of this Report.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

●	current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may impact the supply and demand for our products and our ability to conduct our business;
●	our retail-based business model which is impacted by general economic and market conditions and economic, market and financial uncertainties that may cause a decline in consumer spending;
●	our concentration of stores in the Western United States which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
●	the highly fragmented and competitive industry in which we operate and the potential for increased competition;
●	changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
●	our entrance into new markets or operations in existing markets, which may not be successful; and
●	the impact of COVID-19 pandemic on our operations.

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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 122 stores across 29 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 65,000 gross square feet, with an average size of approximately 38,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our “no frills” store layout requires less initial cash investment to build out and our stores generally require less square footage than the stores of our competitors. We also have the largest offering of firearms available online for in-store purchase and buy-online-pickup-in-store when compared to the offerings of our major competitors. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA” see “—Non-GAAP Measures.”), margins and returns on invested capital across a range of store sales volumes.

On December 2, 2021, Sportsman’s Warehouse, Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc (“Merger Subsidiary”) entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the merger agreement, dated December 21, 2020, among the same parties (the “Merger Agreement”), effective immediately. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary would have been merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group (the “Merger”).  The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group agreed to pay us the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. We received the $55.0 million payment on December 2, 2021.

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

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store offerings and features, including access to hunting and fishing licenses, local fishing reports, the Braggin’ Board (where customers can post photos of their outdoor adventures), indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we host a variety of in-store programs (such as ladies’ night), contests (such as Bucks & Bulls, a free-to-enter big-game trophy contest) and a wide range of instructional seminars (such as turkey frying and firearm operation and safety). These programs are all designed to help our customers connect with the outdoors and build the skills necessary to maximize enjoyment of their chosen activities. As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which drives traffic and fosters customer loyalty.

Our in-store experience is further complimented by our top-tier e-commerce experience available on our website, sportsmans.com. We also offer the ability for our customers to buy our product on-line and pick up their order in any of our stores.

Comprehensive Locally Relevant Merchandise Serving the Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

●	Locally Relevant Merchandise: We carry over 24,000 SKUs on average in a single store, out of Sportsman’s Warehouse’s total of approximately 120,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.

●	Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday low prices. Approximately 39% of our unit sales and 19% of our dollar sales during fiscal year 2021 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our broad array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value. We also carry the largest omni-channel hunting and shooting sports offering of any retailer.

●	Strong Vendor Relationships: We believe our vendors find our brand-centric, high-service store concept to be unique among national specialty outdoor retailers. Our attractive store locations, consistent presentation of merchandise and thorough product training present a compelling opportunity for our vendors to offer their brands to local markets. As a result, we believe we are able to negotiate favorable terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through everyday low prices, enhanced access to certain products that are limited in production and special make-up products sold exclusively at Sportsman’s Warehouse.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets after the first 18 to 24 month period after opening the new store. Our typical new store requires an average net investment of approximately $2.4 million, which includes store build-out (net of contributions from landlords) and pre-opening cash expenditures. In addition, we stock each new store with initial inventory at an average cost of approximately $2.4 million. We target a pre-tax return on invested capital after the first 18 to 24 month period after opening of over 50% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2021, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 17.2%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 61% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of January 29, 2022, we operated 122 stores across 29 states, primarily in the Western United States and Alaska. We believe our leadership position in the Western United States and our continued expansion in other geographical regions of the United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets as well as expanding into new geographies. We believe that we are the largest, fastest growing public, pure-play outdoor specialty retailer in our space.

  Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of over 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our more than 300 store managers and corporate employees.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including the following:

Leveraging Our Omni-Channel Presence and Increasing Our Same Store Sales Growth. We are committed to leveraging our omni-channel presence and increasing same store sales through a number of ongoing and new initiatives, including (i) improving the user experience on our website through continuous category optimization and personalization and product recommendations for online shopping, (ii) expanding our product assortment and SKU count online (with the assistance of our vendor partners through drop ship and our Federal Firearms License (“FFL”) dealer partners), refining our buy online, pick-up in store capabilities, expanding our apparel, footwear, and camping offerings and private label program (such as our proprietary Rustic Ridge™ and Killik™ apparel lines) and (iii) expanding our online content and expertise through live Q&A and customer reviews and providing exclusive online content, including news, buyer’s guide and how to’s, accessory finders, and wild game recipes. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe that our expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM apparel lines, and continuing marketing initiatives in our higher-margin apparel and footwear departments. However, the gross profit margin gains will likely continue to be partially offset by a negative impact from our product mix. Specifically, firearms and ammunition are lower gross profit margin products as compared to other categories in our stores.

Growing the Sportsman’s Warehouse Brands. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. Our marketing and promotional strategy includes coordinated print, digital and social media platforms. In-store, we offer a wide range of outdoor-themed activities and seminars, from turkey frying to firearm operation and safety. In addition, we sponsor community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers. Finally, we are committed to local chapters of national and regional wildlife federations and other outdoor-focused organizations, such as Ducks Unlimited and the Rocky Mountain Elk Foundation. Many of our store managers and employees serve in senior positions in these organizations, which further strengthens our place as leaders in the local outdoor community. We believe all of these programs promote our mission of engaging with our customers and serving outdoor enthusiasts.

Growing our Loyalty and Credit Card Programs. We offer both a loyalty program and co-branded credit card program to our customers. These programs allow our customers to earn points that can be redeemed for in-store credit through purchases at Sportsman’s Warehouse stores and through the use of the co-branded credit card for all daily purchases. We believe these benefits are key in helping us obtain and retain new customers. We plan to continue to invest in the marketing of these programs, in particular at the point-of-sale.

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening and acquiring successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of 10 stores per year, including the twelve stores we acquired from Dick’s Sporting Goods in fiscal 2019 and 2020. We currently plan to open 10 new stores in fiscal year 2022. Our target is to grow our square footage at a rate of 5% to 10% percent annually. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, omni-channel capabilities, information technology, loss prevention and employee training, is capable of sustaining our current growth plans without significant additional capital investment, although we may determine to invest in our existing infrastructure to prepare for future growth.

Strategic Acquisitions. While our primary strategy for expansion is through organic store opening, we believe we can use strategic acquisitions as an additional source of growth, as we did with the 12 stores we acquired from Dick’s Sporting Goods in fiscal 2019 and 2020. We target acquisitions that will be accretive to our margins and profitability, provide content, private label expansion, or capabilities that would deliver efficiencies in operations and customer acquisition retention. We have a proven track record of successfully executing around strategic acquisitions and will continue to look for complementary targets.

Our Stores

We operate 122 stores across 29 states as of January 29, 2022. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 38,000 gross square feet.

The following table lists the location by state of our 122 stores open as of January 29, 2022:

	Number of Stores		Number of Stores
California	14	South Carolina	3
Washington	13	Indiana	2
Utah	10	Kentucky	2
Arizona	9	New York	2
Oregon	8	Tennessee	2
Colorado	7	Florida	1
Pennsylvania	7	Iowa	1
Idaho	6	Louisiana	1
Wyoming	6	Minnesota	1
Alaska	5	Mississippi	1
Michigan	4	Nebraska	1
Nevada	4	North Dakota	1
Montana	3	Virginia	1
New Mexico	3	West Virginia	1
North Carolina	3

Store Design and Layout

We present our broad and deep array of products in a convenient and engaging atmosphere to meet the everyday needs of all outdoor enthusiasts, from the seasoned veteran to the first-time participant. We maintain a consistent floor layout across our store base that we believe promotes an “easy-in, easy-out” shopping experience. All of our stores feature wide aisles, high ceilings, visible signage and central checkouts with multiple registers. Sportsman’s Warehouse stores, true to their name, are designed in a “no frills” warehouse format that welcomes customers directly from or on the way to an outdoor activity. All of our stores also feature “store-within-a-store” concepts for certain popular brand partners, such as Leupold, Hornady and Huk, through which we dedicate a portion of our floor space to these brands to help increase visibility and drive additional sales.

Our stores include locally relevant features such as a large fishing board at the entrance that displays current fishing conditions in local lakes and rivers with coordinating gear in end-cap displays in the fishing aisles. We actively engage our customers through in-store features (such as the “Braggin’ Board”), various contests (such as Bucks & Bulls and Fish Alaska), and customer-owned taxidermy displays on the walls. We also host in-store programs (such as ladies’ night) and a wide range of instructional seminars (such as Dutch oven cooking and choosing the right binocular). Annually, we organize thousands of programs across our stores for the benefit of our customers. We believe these programs help us to connect with the communities in which we operate and encourage new participants to build the skills necessary to become outdoor enthusiasts and loyal customers.

In 2021 we started making a serious commitment to refurbishing our stores, with 19 stores completed and seven additional planned for 2022. Our goal in these refreshes is to keep the stores fresh with updated lifestyle type graphics, improving the flow of our merchandise and store to our customer, enhance our technological capabilities within the stores to ensure we are meeting the needs of every customer, and make the stores more energy efficient.

In the last 18 months we have also completed a test concept of a very small format store in Laramie Wyoming. Based on the successful concept test, this year, we are slated to open two of our newest “spike camp” concept stores. These stores are approximately 10,000 square foot boxes that are ground up construction and value engineered. We will open both of these new stores in the first half of 2022 and they will be located in Riverton, Wyoming and Stansbury UT. We are excited about this new format allowing us to expand into smaller markets where there is an underserved consumer, tailoring our immense assortment to reflect local needs.

The retail stores and the distribution center have loss prevention employees who monitor an average of 55 cameras at each store and 250 cameras at the distribution center. These cameras are monitored locally and centrally at our headquarters in our dedicated surveillance room. Our sophisticated systems are a key factor in our shrink rates of approximately 1% and an important component of our comprehensive compliance program.

Expansion Opportunities and Site Selection

We have developed a rigorous and flexible process for site selection. We select sites for new store openings or store acquisitions based on criteria such as local demographics, traffic patterns, density of hunting and fishing license holders in the area, abundance of hunting and fishing game and outdoor recreation activities, store visibility and accessibility, purchase data from our existing customer database and availability of attractive lease terms. Our store model is adaptable to markets of multiple sizes, from MSAs with populations of less than 75,000 to major metropolitan areas with populations in excess of 1,000,000. We have been successful both in remodeling existing buildings and in constructing new build-to-suit locations.

Our store model is designed to be profitable in a variety of real estate venues, including power, neighborhood and lifestyle centers as well as single-unit, stand-alone locations. In small- to medium-sized markets, we generally seek anchor locations within high-traffic, easily accessible shopping centers. In larger metropolitan areas, we generally seek locations in retail areas with major discount retailers (such as Walmart), wholesale retailers (such as Costco), other specialty hardline retailers (such as The Home Depot) or supermarkets. As we continue to expand our store base, we believe that small- to medium-sized markets offer a significant opportunity. In these markets, we believe our store size, which is smaller than many of our national competitors, but larger than many independent retailers, enables us to find convenient, easily accessible store locations while still offering the broad and deep selection of merchandise that our customers desire. In addition, our store format and size allow us to open multiple stores within major MSAs, which gives our customers convenient, easy access to our products without having to travel long distances.

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

We opened 10 new stores in fiscal year 2021. We currently plan to open 10 new stores in fiscal year 2022. Over the long-term our target is to grow our square footage at a rate of 5% to 10% percent annually. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 7,500 to 65,000 gross square feet. Our net investment to open a new store is approximately $2.4 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.4 million. After the first 18 to 24 month period after opening a new store, we typically have a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 50% excluding initial inventory cost (or over 20% including initial inventory cost). Our new stores typically reach a mature sales growth rate within 18 to 24 months after opening, with net sales increasing approximately 25% in the aggregate during this time period.

Omni-Channel Strategy

We believe our website is an extension of our brand and our retail stores. Our website, www.sportsmans.com, serves as both a sales channel and a platform for marketing and product education, which allows us to engage more fully with the outdoor community across all of our localities. In addition to offering similar merchandise found in our retail stores, our website offers a substantial amount of additional assortment. Regulatory restrictions create certain structural barriers to the online sale of a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder. As a result, this portion of our business is currently more protected from competition from online-only retailers.

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

We also have the ability to ship-from-store to fulfill customer orders. This feature has allowed us to turn all of our retail stores into distribution centers, decreasing the time it takes to fulfill orders, and increasing our ability to leverage our inventory across the Company.

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We have also rolled out our social media strategy through our Facebook page and Instagram feed. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We leverage technology that aggregates customer location, browsing behavior and purchase history to present a personalized shopping experience. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2021, our website received more than 100.8 million visits, which we believe demonstrates our position as a leading resource for outdoor products and product education.

Our Products and Services

Merchandise Strategy

We offer a broad range of products at a variety of price points and carry a deep selection of branded merchandise from well-known manufacturers, such as Browning, Carhartt, Coleman, Columbia Sportswear, Federal Premium Ammunition, Honda, Johnson Outdoors, Crispi, Camp Chef, Shakespeare, Shimano, Smith & Wesson and Ruger. To reinforce our convenient shopping experience, we offer our products at everyday low prices. We believe our competitive pricing strategy supports our strong value proposition, instills price confidence in both our customers and our sales associates, and is a critical element of our competitive position.

We believe we offer a wider selection of hard goods than many of our key competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2021, sales of consumable goods accounted for approximately 39.0% of our unit sales and 19.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Weatherby, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories. During fiscal year 2021, private label offerings accounted for approximately 3.0% of our total sales with special make-up offerings accounting for an additional 1.0% of our total sales. This combined total of 4.0% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

In addition to outfitting our customers with the correct gear, we provide our customers with value-added, technical support services, such as gunsmithing and firearm service plans. Our stores offer full-service archery technician services, fishing-reel line winding, scope mounting and bore sighting, and cleaning services. We also help participants enjoy the outdoors responsibly by issuing hunting and fishing licenses. We believe the support services provided by our highly trained staff technicians differentiate us from our competitors, increase customer loyalty and drive repeat traffic to our stores.

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

Hunting and shooting have historically been the largest contributor to our sales. Hunting and shooting department products are generally sold at significantly higher price points than other merchandise, but often have lower margin percentages. Camping is our second largest department, and family-oriented camping equipment in particular continues to be a high growth product category. Apparel sales have grown as we have introduced new brands and styles, including increasing selections for women and children. We view apparel sales as an important opportunity, given its high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal year Ended
		January 29,	January 30,	February 1,
Department	Product Offerings	2022	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	13.1%	12.7%	14.4%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.4%	7.5%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.0%	9.9%	11.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8%	5.6%	7.5%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.2%	57.6%	49.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.5%	6.7%	8.6%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 13.1% of our net sales during fiscal year 2021. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports, Rustic Ridge Tents and Lost Creek Coolers.

Apparel. Apparel represented approximately 8.4% of our net sales during fiscal year 2021 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia and Sitka. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label t-shirts.

Fishing. Fishing represented approximately 10.0% of our net sales during fiscal year 2021 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, Rivers Wild Flies, Orvis and Shimano.

Footwear. Footwear represented approximately 6.8% of our net sales during fiscal year 2021 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Danner, Keen, Merrell, Red Wing and Hey Dude.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 54.2% of our net sales during fiscal year 2021. Products such as ammunition, firearms cleaning supplies, firearms, firearms safety and storage and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Browning, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 7.5% of our net sales during fiscal year 2021. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, GoPro video cameras, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Leica, Nikon, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty and Co-Branded Credit Card Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of January 29, 2022, we had approximately 3.2 million participants in our loyalty program and approximately 45% of our revenue is generated from our loyalty customers.

Customers may obtain a loyalty program card when making a purchase in-store or online. After obtaining a card, the customer must register on our website in order to redeem loyalty rewards. Customers earn one point for each dollar spent, with the exception of certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, the customer is entitled to a $1.00 credit in loyalty rewards, which may be redeemed by logging into our website to request a redemption card for any whole dollar amount (subject to the customer’s available point balance). The redemption card is then mailed to the customer and operates as a gift card to be used for in-store and/or online purchasing. In addition, customers may choose to redeem loyalty rewards at the point-of-sale to be applied against in-store purchases. The rewards points expire after 12 months of dormancy.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2021, we purchased merchandise from approximately 1,200 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

 Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. The distribution center supports replenishment for all stores. We use preferred carriers for replenishment to our retail stores. Direct-to-consumer e-commerce orders are fulfilled by the majority our 122 retail stores, in addition to the distribution center. We ship merchandise to our e-commerce customers via courier service. Our experienced distribution management team leads a staff of approximately 700 employees at peak inventory levels heading into the fourth quarter.

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

Our regional advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day), supplemented with modest amounts of digital advertising, email, radio and national television ads. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. Additionally, we sponsor several regional television and radio programs. Our total marketing expense for fiscal year 2021 was approximately $20.5 million.

The second prong of our marketing effort involves fostering grassroots relationships in the local community. Each Sportsman’s Warehouse store employs a variety of outreach tools to build local awareness. One key component to our local marketing strategy is hosting events throughout the year, targeting a variety of end-user customer profiles (such as hunters, campers, anglers and women). Our store base hosts or facilitates thousands of in-store and offsite seminars and events per year, such as ladies’ night, Waterfowl Weekend, Maintain the Terrain, and loyalty member events. We are also active in supporting a variety of conservation groups, such as Ducks Unlimited, Rocky Mountain Elk Foundation, Mule Deer Foundation and the National Wild Turkey Federation, both at the corporate level and through store employee local memberships and participation. Company representatives attend more than 600 events annually to provide support for these organizations and to solidify ties between their members and the Sportsman’s Warehouse brand. Such grass roots marketing campaigns and local outreach enable us to reduce our initial marketing spend in connection with new store openings. We believe that these initiatives are highly cost-effective tools to create brand awareness and engender a loyal community of local customers, as well as differentiate Sportsman’s Warehouse from its national competitors.

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

Furthermore, we have incorporated enhanced reporting tools that allow for more comprehensive and granular monitoring of business performance, which has been critical to management’s ability to drive financial results. Management has access to a reporting dashboard that shows key performance indicators (“KPIs”) on a company, store, department and category level. KPIs include multiple variables and are all available on a daily, weekly, monthly and yearly basis. All KPIs are compared to comparable prior year periods. District, store and department managers have access to the data relevant to their area of responsibility. Real-time sales data is available on demand. The system allows for custom-created reports as required.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on 2021 National Sporting Goods Association data, that U.S. outdoor activities and sporting goods retail sales total over $70 billion annually. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, apparel and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

Within the retail sporting goods sector, we operate primarily in the outdoor equipment, apparel and footwear segment, which includes hunting and shooting, fishing, camping and boating. This segment is growing at a faster rate than the sporting goods industry at large. The 2016 U.S. Fish and Wildlife national survey, published once every five years, found that fishing participation increased 9% and participation in wildlife relation recreation increased 6%, for Americans aged 16 and older from 2011 to 2016. We believe that in response to COVID-19, the growth rate of the outdoor industry accelerated in 2020 and 2021 due to people searching for different ways to safely recreate while social distancing. In addition, first-time firearm buyers, particularly amongst diverse groups, increased in both 2020 and 2021. We believe this diversification of participant provides us with opportunity to engage a broader group of customers.

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

Competition

We believe that the principal competitive factors in our industry are product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. Some of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible box size, combined with our low-cost, high-service model, also allows us to enter into and serve smaller markets that our larger competitors cannot penetrate as effectively. Finally, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, create a structural barrier to competition from many online retailers.

Our principal competitors include the following:

●	independent, local specialty stores with locally relevant product offerings;

●	other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses;

●	large-format sporting goods stores and chains;

●	mass merchandisers, warehouse clubs, discount stores, department stores and online retailers; and

●	online retailers with deep offerings in the product categories in which we compete.

Independent, Local Specialty Stores. These stores generally range in size from approximately 2,000 to 10,000 square feet, and typically focus on more than one specific product categories, such as hunting, fishing or camping.

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

Other specialty retailers are smaller chains that typically focus on offering a broad selection of merchandise in one or more of the following product categories—hunting, fishing, camping or other outdoor product categories. We believe we can offer a broader and deeper selection of merchandise or specialized services than these other outdoor-focused chains.

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

Mass Merchandisers, Warehouse Clubs, Discount Stores, Department Stores. With respect to retailers in this category with physical locations, these stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites or regional malls. Hunting, fishing and camping merchandise and apparel represent a small portion of the stores’ assortment and their total sales.

Online Retailers. E-commerce is a growing sales channel. We face competition from a diverse set of online retailers that sell a wide range of products in categories in which we participate. Online retailers include competitors with e-commerce only sales channels, in addition to many of the retailers mentioned above that also have an online presence.

We believe the small independent retailers (or “mom & pop” shops) comprise approximately 65% of the market for outdoor specialty retail products. In addition, while there are over 50,000 Type 01 Federal Firearms Licenses, or FFLs, in the United States today, only approximately 4,400 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 91% of the market is fragmented among mom & pop shops. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more balanced throughout the year than many retailers, historically, our sales are moderately higher in the third and fourth fiscal quarters than in the other quarterly periods. On average, over the last three fiscal years, we have generated approximately 26.8% and 28.9% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operation."

Regulation and Compliance

Regulation and Legislation

We operate in a highly regulated industry. There are a number of federal, state and local laws and regulations that affect our business. In every state in which we operate, we must obtain various licenses and/or permits in order to operate our business.

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). Each store has an FFL permitting the sale of firearms, and our distribution center has obtained an FFL to store and distribute firearms. Certain states require a state license to sell firearms and/or ammunition and we have obtained these licenses for the states in which we operate that have such a requirement.

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and Internal Revenue Code provisions applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require our business to, among other things, maintain Federal Firearms Licenses (FFLs”) for our locations and perform a pre-transfer background check in connection with firearms purchases. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for 20 years for each approved transfer and five years for each denied or delayed transaction. The federal government is currently proposing that all FFL holders maintain these records indefinitely, which would increase our possible exposure if the proposal is finalized. Additionally, these newly proposed federal regulations, if finalized in their present form, may impact the ability of manufacturers who hold FFL’s to provide certain products to us, which in turn could negatively affect consumer demand.

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994 (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. Various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-

related products. For example, several states, such as California, Colorado, Connecticut, Florida, Maryland, Minnesota, New Jersey, New York, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases; California has requirements for microstamping (that is, engraving the handgun’s serial number on each cartridge) of new handguns; Washington recently passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Several states have immunity statues in place similar to the PLCAA. However, New York recently enacted state legislation that could allow firearm dealers, manufacturers, or importers to be held liable for improper marketing or sales as defined in the legislation.

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

Compliance with government regulations, including environmental regulations, has not had, and based upon current information and the applicable laws and regulation currently in effect, is not expected to have a material effect on our capital expenditures, results of operations or competitive position. However, laws and regulations may be changed, accelerated or adopted that impose significant operational restrictions and compliance requirements upon us and which could negatively impact our operating results and financial condition. See Item 1A, “Risk Factors—Risks Related to the Firearms Business”.

Human Capital

We appreciate the importance of retention, growth and development of our employees. We strive to provide competitive compensation and benefits packages, opportunities for advancement, and extensive training programs and learning opportunities for our employees.

As of January 29, 2022, we had approximately 7,700 total employees. Of our total employees, approximately 320 were based at our corporate headquarters in West Jordan, Utah, approximately 520 employees were located at our distribution center and approximately 6,800 were store employees. We had approximately 3,300 full-time employees and approximately 4,400 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages. We pride ourselves on the long tenure of our more than 300 store managers and corporate employees.

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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may change, sometimes significantly, as a result of political, economic or social events. For instance, Washington passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a five to 10 day waiting period on gun purchases. In addition, Florida has also raised the minimum age for firearms purchases to 21 with some exceptions. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as Colorado, Connecticut, Florida, Maryland, Minnesota, New Jersey, and New York, have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In New York and Connecticut, mandatory screening of ammunition purchases is now required. In addition, California has adopted requirements for micro-stamping (that is, engraving the handgun’s serial number on the firing pin of new handguns), and at least seven other states and the United States Congress have introduced microstamping legislation for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

We may incur damages due to lawsuits relating to products we sell, including lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. For instance, in July 2019, the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, including us, for wrongful death and negligence. This litigation was dismissed in March of 2022, with a finding of no liability for the Company. See Note 16 to our Consolidated Financial Statements for additional information on the resolution of this litigation. Our insurance coverage and the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing net sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

Risks Related to Our Retail Operations

The novel coronavirus (COVID-19) pandemic could have a negative impact on our business in future periods, which, could result in a material adverse effect on our operations, liquidity, financial condition and financial results.

The COVID-19 pandemic has severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets, all of which may continue, and any of which may adversely affect our business. With respect to our supply chain, we continue to see some interruption with various vendors as a result of restrictions or limitations on their operations due to the pandemic. We experienced an increase in sales in fiscal 2020 and fiscal 2021 due to the pandemic and related events and the interruption in our supply chain has strained our inventory levels at times. Current demand for ammunition is outpacing supply and this trend is expected to continue during the first half of fiscal 2022. We have also seen shifts in consumer behaviors and preferences, which have impacted demand for some of our products. Our ability to predict and meet any future changes in the demand for our products due to the impacts of the pandemic remains uncertain.

We cannot predict the future impact on us of the COVID-19 outbreak. For instance, our financial results and operations would be significantly impacted if we are required or we deemed it appropriate to temporarily suspend or restrict the operations of a significant number of our stores. In addition, if we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, we may need additional liquidity to maintain our operations depending on how long these events impact our operations. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, not limited to the duration, spread and severity of the COVID-19 outbreak, any resurgence of COVID-19, the effects of the outbreak on our customers and vendors, including any labor shortages experienced by any of our vendors, and the remedial actions and stimulus measures adopted by local and federal governments.

Our retail-based business model is impacted by general economic and market conditions, and ongoing economic, market and financial uncertainties, including uncertainties surrounding the impact of COVID-19, may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

As a retail business that depends on consumer discretionary spending, we may be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, fluctuations in home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns and adverse or unseasonal weather conditions. Such events could adversely impact our sales and/or cause the temporary closure of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

●	The impact of the COVID-19 pandemic;

●	changes or anticipated changes to regulations related to some of the products we sell;

●	consumer preferences, buying trends, and overall political and economic trends;

●	our ability to identify and respond effectively to local and regional trends and customer preferences;

●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

●	the success of our omni-channel strategy and our e-commerce platform;

●	competition in the regional market of a store;

●	atypical weather;

●	new product introductions and changes in our product mix; and

●	changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.8% and 28.9% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

Increased freight costs could continue to adversely affect our business, financial condition and results of operations.

Freight costs currently represent a significant portion of the cost of our products. We have experienced increased transportation and logistics costs over the last two years. We believe these increased costs will continue into fiscal year 2022 and beyond and could continue to put pressure on our gross profit and gross margin. Freight rates on our products are affected by a myriad of factors, including COVID-19 related impacts on the global economy, petroleum prices, congestion at U.S. ports and ocean freight carrier capacity. We have experienced significant increases in freight charges over the past year. Although we may be able to partially offset these increases through strategic purchasing, efficiency gains and pursuing various supply chain alternatives, such increases have adversely affected, and could continue to adversely affect our business, financial condition and results of operations.

We have been experiencing supply chain disruptions and delays of the supply of products from our vendors, which have had an adverse impact on our net sales and profitability.

Due to the effects of the COVID-19 pandemic, the global supply chain has experienced delays, including delays in the outdoor sporting goods industry. We continue to work diligently with our partners to mitigate the impact these delays have on our business. While we have begun to see improvement in the supply chain we anticipate that delays are likely to continue throughout the first half of fiscal 2022. Any continuing delay or disruption in our supply chain could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. In addition, some our key vendors have been negatively impacted by supply chain disruptions, which have affected their ability to maintain delivery schedules. Further, if any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on favorable terms, or at all, which could adversely affect our sales and operating results.

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

In fiscal year 2021, approximately 2.4% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas, adverse fluctuations of foreign currencies and geopolitical turmoil, such as the conflict between Russia and Ukraine and any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

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

The protection of our customer, employee and company data is critical to us. We rely on commercially available systems, software, tools and monitoring to provide security for processing, transmission and storage of confidential customer information, such as payment card and personally identifiable information. Despite the security measures we have in place, our facilities and systems, and those of our third-party service providers, may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming or human errors or other similar cyber events. Any cyber incident involving the misappropriation, loss or other unauthorized disclosure of confidential information, whether by us or our third-party service providers, could damage our reputation, expose us to risk of litigation and liability, disrupt our operations and harm our business.

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

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified employees, including district managers, store managers, department managers and sales associates, who understand and appreciate our outdoor culture and are able to adequately represent this culture to our customers. We continually expand our employee base to manage our anticipated growth. Competition for non-entry level personnel, particularly for employees with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store employees are in entry-level or part-time positions that historically have high rates of turnover. We are also dependent on the employees who staff our distribution center, many of whom are skilled. Qualified individuals of the requisite caliber and number needed to fill these positions are currently in short supply, which may continue throughout fiscal 2022 given the current low unemployment rates we are experiencing. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our employees are currently covered by collective bargaining agreements, our employees may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in employee turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Increases in the minimum wage have recently adversely affected our financial results.

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2020 and 2021, 62 and 53 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. In 2021, we migrated our website to a new cloud platform with autoscaling capability, significantly increasing capacity and efficiency. E-commerce continues to be a rapidly growing sales channel for our business and an increasing source of competition in our industry. If we are unable to continue to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected. Our future success could also be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers.

In addition, many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. There are also regulatory restrictions on the online sale of a portion of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans will suffer and the price of our common stock could decline.

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

Our revolving credit facility contains restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our revolving credit facility contains various provisions that limit our ability to, among other things, incur, create or assume certain indebtedness; create, incur or assume certain liens; make certain investments; make sales, transfers and dispositions of certain property; undergo certain fundamental changes, including certain mergers, liquidations and consolidations; purchase, hold or acquire certain investments; and declare or make certain dividends and distributions. These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

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

All of our debt outstanding under our credit agreement as of January 29, 2022 bears interest at a floating rate that uses LIBOR as the applicable reference rate to calculate the interest.  In July 2017, the U. K.’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR, with certain tenors phased out after December 31, 2021 and all other tenors (including overnight and one, three, six and 12 months) to be phased out after June 30, 2023. After June 30, 2023, the LIBOR administrator has indicated that it intends to cease publication of U.S. dollar LIBOR and in, the interim, the LIBOR administrator has advised that no new contracts using U.S. dollar LIBOR should be entered into after December 31, 2021. The U.S. Federal Reserve has begun publishing a Secured Overnight Funding Rate (“SOFR”), which is intended to replace U.S. dollar LIBOR, and has proposed a paced market transition plan to SOFR from LIBOR. Organizations are currently working on industry wide and company specific transition plans as it relates to financial and other derivative contracts exposed to LIBOR. Additionally, plans for alternative reference rates for other currencies have also been announced. At this time, we cannot predict how markets will respond to these proposed alternative rates or the effect of any changes to LIBOR or the discontinuation of LIBOR. If LIBOR is no longer available, our credit agreement provides that, if the administrative agent has determined that adequate means do not exist for ascertaining LIBOR or that LIBOR does not adequately and fairly reflect the cost to lenders for making, funding or maintaining their loans, then all of our outstanding loans under the credit agreement will be converted into loans that accrue interest at the alternative base rate on the last day of such interest period that determination is made.  Further, the lenders under our credit agreement will no longer be obligated to make loans using LIBOR as the applicable reference rate. If future rates based upon a successor reference rate such as SOFR (or a new method of calculating LIBOR) are higher than LIBOR rates as currently determined or if our lenders have increased costs due to changes in LIBOR, we may experience potential increases in interest rates on our variable rate debt, which could adversely impact our interest expense, results of operations and cash flows.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended January 29, 2022, the closing price of our stock ranged from a high of $17.95 per share to a low of $9.98 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United States, including those resulting from natural disasters, health crises or pandemics (including COVID-19), terrorist attacks, acts of war and responses to such events.

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

We rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential tenant and customer data, including individually identifiable information relating to financial accounts. We have taken steps to protect the security of our information systems and the data maintained in those systems. Our safety and security measures have failed in the past, and may fail in the future, to prevent the systems’ improper functioning or damage, or the improper access or disclosure of personally identifiable information such as in the event of cyber incidents. Security incidents, including those caused by physical or electronic break-ins, computer viruses, malware, worms, attacks by hackers or foreign governments, disruptions from unauthorized access and tampering (including through social engineering such as phishing attacks), coordinated denial-of-service attacks and similar breaches, could create system disruptions, shutdowns or unauthorized disclosure of confidential information. The risk of security incidents has generally increased as the number, intensity and sophistication of attacks and intrusions from around the world have increased. In some cases, it may be difficult to anticipate or immediately detect such incidents and the damage they cause. In addition, due to the fast pace and unpredictability of cyber threats, long-term implementation plans designed to address cybersecurity risks become obsolete quickly. Any failure to maintain proper function, security and availability of our information systems and the data maintained in those systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

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

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2023, with three options that each allow us to extend for an additional five years. We believe that our distribution center is of sufficient scale to support a network of 135 or more stores.

We currently operate 122 retail stores in 29 states. See above under “Business – Our Stores” for a breakdown of our stores by state. In total we have approximately 4.7 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

See the “Legal Matters” section of Note 16, “Commitments and Contingencies” to the Consolidated Financial Statements for information regarding our material legal proceedings, which information is incorporated by reference in this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for Registrant’s Common Equity

Our common stock is listed on the Nasdaq under the symbol “SPWH.” As of March 8, 2022, there were 165 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers or banks.

Dividend Policy

We did not pay any dividends in fiscal year 2021 or fiscal year 2020. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

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

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on January 28, 2017 through January 29, 2022 for (i) our Common Stock (“SPWH”), (ii) the S&P 500 Retailing

Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	Fiscal Years Ended
	January 28, 2017	February 3, 2018	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022
SPWH	$ 100.00	$ 62.23	$ 64.89	$ 82.13	$ 222.05	$ 134.85
S&P Retail	100.00	139.89	150.18	179.48	252.16	265.45
Russell 2000	100.00	112.88	109.58	117.75	151.28	143.61

ITEM 6. RESERVED

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 122 stores in 29 states, totaling approximately 4.7 million gross square feet. During fiscal year 2021, we increased our gross square footage by 6.5% through the opening of 10 store locations.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

On December 2, 2021, Sportsman’s Warehouse, Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (“Merger Subsidiary”) entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the merger agreement, dated December 21, 2020, among the same parties (the “Merger Agreement”), effective immediately. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary would have been merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group (the “Merger”).  The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group agreed to pay us the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. We received the $55.0 million payment on December 2, 2021.

COVID-19 Pandemic

Since mid-March 2020 and continuing through fiscal year 2021, we experienced a significant increase in sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. As a result of the higher proportion of firearms and ammunition sales, our product mix during fiscal year 2020 and fiscal 2021 was impacted, which had a negative effect on our gross margin.

The increased demand we experienced during fiscal 2020 and fiscal 2021 resulted in our net sales increasing by 63.8% to $1,451.8 million from fiscal year 2019 to fiscal year 2020 and by 3.7% to $1,506.1 million from fiscal year 2020 to fiscal year 2021. Overall, our net sales have increased 69.9% from fiscal year 2019 to fiscal year 2021. While our net sales for our hunting and shooting category decreased by $19.0 million, or 2.3%, to $813.6 million from fiscal year 2020 to fiscal year 2021 due to the strong demand experienced in 2020, net sales of our hunting and shooting category for fiscal year 2021 were still 86.6% higher than hunting and shooting category net sales for fiscal year 2019. Further, our same store sales had a similar decrease of 2.2% during fiscal 2021 compared to fiscal 2020, but were still up compared to same store sales for fiscal 2019. Our hunting and shooting same store sales decreased 8.7% during fiscal 2021 compared to fiscal 2020 due to strong demand in fiscal 2020, but same store sales for fiscal 2021 remained strong and increased 42.5% compared to fiscal 2019. Gross profit increased to $490.3 million during fiscal year 2021 compared to $476.5 million for fiscal year 2020, which increased from $296.6 million for fiscal year 2019. As a percentage of net sales, gross profit decreased to 32.6% and 32.8% for fiscal year 2021 and fiscal year 2020, respectively, compared to 33.5% for fiscal year 2019 due in part to an increase in lower margin products, such as firearms and ammunition, in our product mix.

In addition, with respect to our supply chain, we continue to see some interruption with various vendors as a result of restrictions or limitations on their operations due to the pandemic. While our increase in sales shows significant demand for ammunition during the pandemic that we believe is outpacing supply, we do not believe supply chain disruptions resulting from restrictions and limitations on supplier operations caused by the pandemic are resulting in significantly less supply and we are working closely with our vendors to limit such disruption. Moreover, the pandemic and current economic conditions have resulted in a short supply of qualified employees. If we are unable to hire and retain sales associates capable of consistently providing a high level of customer service, our business could be materially adversely affected.

While we experienced increased sales during fiscal 2020 and fiscal 2021, especially in our hunting and shooting category, we cannot predict the future impact on us of the COVID-19 outbreak. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, any resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments. Further, we may experience a decrease in sales if the increased demand we experienced during the pandemic subsides with the pandemic.

Fiscal Year

We operate using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal years 2021, 2020 and 2019 ended on January 29, 2022, January 30, 2021 and February 1, 2020, respectively. Each of fiscal year 2021, 2020, and 2019 contained 52 weeks of operations.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

●	the impact of the COVID-19 pandemic;

●	changes or anticipated changes to regulations related to some of the products we sell;

●	consumer preferences, buying trends and overall political and economic trends;

●	our ability to identify and respond effectively to local and regional trends and customer preferences;

●	our ability to provide quality customer service that will increase our conversion of shoppers into paying customers;

●	the success of our omni-channel strategy and our e-commerce platform;

●	competition in the regional market of a store;

●	atypical weather;

●	new product introductions and changes in our product mix; and

●	changes in pricing and average ticket sales.

Opening new stores and acquiring store locations is also an important part of our growth strategy. For fiscal year 2021 we opened 10 stores and plan to open 10 locations in fiscal year 2022. While our target is to grow square footage at a rate of 5% to 10% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

●	increasing our total gross square footage by opening new stores and through strategic acquisitions;

●	continuing to increase and improve same store sales in our existing markets;

●	increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;

●	growing our loyalty and credit card programs; and

●	expanding our omni channel capabilities through larger assortment and inventory, expanded content and expertise and better user experience.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. We have, however, experienced increased transportation and logistics costs over the last two years. We believe these increased costs will continue into fiscal year 2022 and beyond and could continue to put pressure on our gross profit and gross margin.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth. We also have experienced increased payroll expenses due to increased minimum wages and generally increasing salaries and wages due to a competitive labor market over the last year, including payments of retention and increased merit bonuses, and we expect for payroll expense to increase in fiscal year 2022. Fifty-three of our current stores were impacted by minimum wage increases in fiscal year 2021 that have and will continue to increase our selling, general and administrative expenses during fiscal year 2022.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.4	67.2	66.5
Gross profit	32.6	32.8	33.5
Selling, general, and administrative expenses	26.6	24.3	29.7
Income from operations	6.0	8.5	3.8
Gain on bargain purchase	-	(0.2)	-
Merger termination payment	(3.7)	-	-
Interest expense	0.1	0.3	0.9
Income before income taxes	9.6	8.4	2.9
Income tax expense	2.4	2.1	0.6
Net income	7.2%	6.3%	2.3%
Adjusted EBITDA	9.1%	11.3%	6.7%

The following table shows our sales during the periods presented by department:

		Fiscal year Ended
		January 29,	January 30,	February 1,
Department	Product Offerings	2022	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	13.1%	12.7%	14.4%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.4%	7.5%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.0%	9.9%	11.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8%	5.6%	7.5%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.2%	57.6%	49.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.5%	6.7%	8.6%
Total		100.0%	100.0%	100.0%

Fiscal Year 2021 Compared to Fiscal Year 2020

Net Sales. Net sales increased by $54.3 million, or 3.7%, to $1,506.1 million in fiscal year 2021 compared to $1,451.8 million in fiscal year 2020. Our net sales increased largely due to the opening of 10 new stores since January 30, 2021 and strong growth in our e-commerce platform, partially offset by lower demand during the second, third, and fourth quarters of fiscal 2021 compared to the same periods in fiscal 2020 in certain categories as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest and the pending presidential election. Stores that were opened in fiscal year 2021 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $92.6 million to net sales. Same store sales decreased by 2.2% for fiscal year 2021 compared to fiscal year 2020, primarily driven by a decrease in our hunting and shooting department. The decrease in our hunting and shooting department was driven by a decline in demand for firearms compared to fiscal year 2020 as we anniversaried the increased demafnd due to the COVID-19 pandemic, social unrest and pending presidential election of the prior year and supply chain constraints in ammunition. As of January 29, 2022, we had 112 stores included in our same store calculation.

All of our departments had increases in net sales for fiscal year 2021 compared to fiscal year 2020, with the exception of our hunting and shooting department. Our footwear, apparel, camping, optics, electronics, and accessories, and fishing departments saw increases in net sales of $21.8 million, $18.6 million, $13.2 million, $11.6 million and $7.7 million, respectively, for fiscal year 2021 compared to fiscal year 2020 due to increased demand and higher online sales. Our hunting and shooting department decreased by 2.3% or $19.0 million for fiscal year 2021 compared to fiscal year 2020 as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest and pending presidential election. Within hunting, our firearm and ammunition categories saw decreases of $20.5 million, or 5.6%, and $18.6 million, or 7.3%, respectively, for fiscal year 2021 compared to fiscal year 2020, which decreases resulted from the drivers of decreased demand and supply chain constraints discussed above.

With respect to same store sales, our footwear, apparel, optics, electronics and accessories, and camping departments saw increased same store sales of 21.2%, 12.7%, 7.0%, and 2.6%, respectively. Our hunting and shooting and fishing departments incurred decreases in same store sales of 8.7% and 0.6% respectively. Firearms same store sales decreased by 12.5% and ammunition same store sales decreased by 13.7% during fiscal year 2021 compared to fiscal year 2020.

Gross Profit. Gross profit increased by $13.8 million, or 2.9%, to $490.3 million for fiscal year 2021 from $476.5 million for fiscal year 2020. As a percentage of net sales, gross profit decreased to 32.6% for fiscal year 2021 compared to 32.8% for fiscal year 2020 due to higher freight costs. The higher freight costs were partially offset by higher product margins and increased vendor incentives, which positively impacted gross margin. We expect higher transportation costs to continue to impact our business during fiscal 2022 and beyond.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $46.0 million, or 13.0%, to $399.7 million for fiscal year 2021 from $353.7 million for fiscal year 2020. This increase was primarily due to an increase in our payroll expense of $22.8 million, which mostly resulted from the opening of 10 new store locations during fiscal year 2021, minimum wage increases impacting 53 of our stores in fiscal year 2021 and the payment of $2.5 million in retention pay to certain senior employees. We also had increases in rent, other selling, general, and administration expenses, depreciation and preopening expenses of $6.9 million, $4.5 million, $3.6 million and $2.2 million respectively, each primarily related to the opening of 10 new store locations during fiscal year 2021. The increase in other selling, general and administrative expenses was primarily due to increased efforts in marketing. Additionally, acquisitions costs increased to $9.7 million with respect to the terminated Merger Agreement with the Great Outdoors Group, which was terminated on December 2, 2021. Selling, general and administrative expenses increased to 26.5% of net sales in fiscal year 2021 compared to 24.4% of net sales in fiscal year 2020, primarily due to the normalization of our business after the impacts of the COVID-19 pandemic, social unrest and pending presidential election experienced in the prior year.

Interest Expense. Interest expense decreased by $2.1 million, or 60.6%, to $1.4 million in fiscal year 2021 from $3.5 million for fiscal year 2020. Interest expense decreased primarily as a result of our lower debt balances during fiscal year 2021 compared to fiscal year 2020, including our repayment of our term loan and borrowings outstanding under our revolving credit facility in fiscal year 2020.

Other Income. Other income increased by $55.0 million in fiscal year 2021 from $2.2 million for fiscal year 2020 due to the receipt of a $55.0 million payment in connection with the termination of the Merger Agreement with Great Outdoors Group.

Income Taxes. We recorded an income tax expense of $35.8 million for fiscal year 2021 compared to income tax expense of $30.1 million for fiscal year 2020. Our effective tax rate remained flat from fiscal year 2020 at 24.8% in 2021.

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

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $90.5 million, or 34.4%, to $353.7 million for fiscal year 2020 from $263.2 million for fiscal year 2019. This increase was primarily due to an increase in our payroll expense of $51.9 million, which mostly resulted from the opening of 10 new or acquired store locations during fiscal year 2020, minimum wage increases impacting 62 of our stores in fiscal year 2020 and the payment of $6.5 million in hazard pay. We also had increases in other selling, general, and administration expenses, rent, and depreciation of $24.8 million, $8.2 million, and $3.3 million, respectively, each primarily related to the opening or acquiring of 10 new store locations during fiscal year 2020. The increase in other selling, general and administrative expenses was primarily due to increased credit card fees. Additionally, we incurred increased acquisitions costs of $3.0 million with respect to our proposed merger with the Great Outdoors Group, which was announced on December 21, 2020. Selling, general and administrative expenses decreased to 24.3% of net sales in fiscal year 2020 compared to 29.7% of net sales in fiscal year 2019, primarily because of the significant increase in net sales we experienced in fiscal year 2020 compared to fiscal year 2019.

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

Liquidity and Capital Resources

Overview; Sources and Uses of Cash

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. For both the short term and the long term, our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond. In addition, on December 2, 2021, we received a $55.0 million cash payment from Great Outdoors Group in connection with the termination of the Merger Agreement. See above under “Overview” for additional information.

Material Cash Requirements

Our material cash requirements are primarily for opening and acquiring new store locations, along with our general operating expenses and other expenses discussed below.

Capital Expenditures. For fiscal year 2021, we incurred approximately $53.5 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures between $48 million and $55 million for fiscal year 2022 primarily to refurbish some of our existing stores and to open 10 new stores in fiscal year 2022. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $250.0 million revolving credit facility. As of January 29, 2022, $77.0 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after January 29, 2022 our interest payments would be approximately $1.1 million for fiscal year 2022 based on the interest rate at January 29, 2022. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Operating Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For 2022, our expected operating lease payments will be $63.1 million and our total committed lease payments are $384.3 million as of January 29, 2022. Other operating lease obligations consist of distribution center equipment. Additional information regarding our operating leases is available in Note 6, Leases, of the Notes to Consolidated Financial Statements included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled.

Share Repurchase Authorization. In addition, our board recently authorized a share repurchase program to allow for the repurchase of up to $75.0 million of outstanding shares of our common stock for the period from March 31, 2022 to March 31, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under its revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time.

Cash Flows

Cash flows from operating, investing and financing activities are shown in the following table:

	Fifty-Two Weeks Ended
	January 29,	January 30,
	2022	2021

	(in thousands)
Cash flows (used in) provided by operating activities	$(21,626)	$238,816
Cash flows used in investing activities	(53,452)	(26,227)
Cash provided by (used in) financing activities	66,571	(148,749)
Cash and cash equivalents at end of period	57,018	65,525

Net cash used in operating activities was $21.6 million for fiscal year 2021, compared to cash provided by operating activities of $238.8 million for fiscal year 2020, a change of approximately $260.4 million. The decrease in our cash flows from operating activities was primarily the result of our buildup of inventory during fiscal year 2021 and a reduction in accounts payable. We focused on rebuilding our inventory during fiscal year 2021 and consider our inventory position to be a strength heading into 2022.

Net cash used in investing activities was $53.5 million for fiscal year 2021 compared to $26.2 million for fiscal year 2020. For fiscal year 2021, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores. Our cash flows used in investing activities in fiscal year 2020 primarily related to costs incurred in connection with opening and acquiring new stores.

Net cash provided in financing activities was $66.6 million for fiscal year 2021 compared to net cash used in financing activities of $148.7 million for fiscal year 2020. During fiscal year 2021, we had an increase in borrowings under our revolving line of credit, primarily to pay for the increased capital expenditures associated with the opening of new stores and refurbishing of existing stores and the buildup of our inventory.

Indebtedness

We maintain a $250.0 million revolving credit facility. As of January 29, 2022, $77.0 million was outstanding under the revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). The revolving credit facility matures on May 23, 2023.  As of January 29, 2022, we had $146.1 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of January 29, 2022, we were in compliance with all covenants under the revolving credit facility.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 4.0% when no escheat liability to relevant jurisdictions exists. We do not sell or provide gift cards that carry expiration dates. We recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 54%.

As it relates to e-commerce sales, we account for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, we recognize revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow-moving inventory based on inventory productivity reports and by specific identification of obsolete or slow-moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 29, 2022, our cost of sales would have been correspondingly lower or higher by approximately $0.5 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal year ended January 29, 2022. During the year ended January 30, 2021, the Company recorded an impairment charge of $1.0 million relating to the closure of one store.

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

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other consolidated income statement data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

●	Adjusted EBITDA does not reflect our cash expenditures or future requirements for capital expenditures or contractual commitments;

●	Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

●	Adjusted EBITDA may be defined differently by other companies, and, therefore, it may not be directly comparable to the results of other companies in our industry;

●	Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and

●	Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

A reconciliation of net income to Adjusted EBITDA is set forth below.

	Fifty-Two Weeks Ended
	January 29,	January 30,	February 1,
	2022	2021	2020

Net income	$108,470	$91,380	$20,215
Interest expense	1,379	3,506	7,995
Income tax expense (benefit)	35,769	30,080	5,254
Depreciation and amortization	26,226	21,830	19,321
Stock-based compensation expense (1)	3,328	3,302	2,104
Pre-opening expenses (2)	4,098	1,942	2,695
Hazard pay (3)	—	6,526	—
Acquisition costs (4)	9,733	3,710	662
Bargain purchase (5)	—	(2,218)	—
Legal accrual (6)	—	2,125	—
Store closing write-off (7)	—	1,039	—
Executive transition costs (8)	—	—	770
Retention pay (9)	2,549	—	—
Merger termination payment (10)	(55,000)	—	—
Adjusted EBITDA	$136,552	$163,222	$59,016

Net sales	1,506,072	1,451,767	886,401
Net income margin (11)	7.2%	6.3%	2.3%
Adjusted EBITDA margin (11)	9.1%	11.2%	6.7%

(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	Expense relating to bonuses and increased wages paid to front-line and back office associates due to the COVID-19 pandemic.
(4)	Includes $237 of expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by DICK’S in fiscal year 2020. Also includes $3,473 and $9,733 of expenses incurred relating to the proposed merger with Great Outdoors Group on December 21, 2020, respectively, for fiscal year 2020 and fiscal year 2021.
(5)	Excess of the fair value over the purchase price of tangible assets acquired in connection with the Field & Stream stores acquired during fiscal year 2020. See Note 3 to the financial statements for additional information.
(6)	Accrual relating to pending labor litigation in the state of California.
(7)	Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(8)	Costs incurred for the recruitment and hiring of various key members of our senior management team.
(9)	Expense relating to retention bonuses paid to certain senior employees in response to the terminated merger with Great Outdoors Group.
(10)	Represents a one-time $55 million termination payment received in connection with the terminated merger with Great Outdoors Group.
(11)	We calculate net income margin as net income divided by net sales and we define adjusted EBITDA margin as adjusted EBITDA divided by net sales

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at January 29, 2022, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $0.8 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 29, 2022 and January 30, 2021, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the two fiscal years in the period ended January 29, 2022, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022 and January 30, 2021, and the results of its operations and its cash flows for each of the two fiscal years in the period ended January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 29, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 30, 2022 expressed an unqualified opinion.

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
March 30, 2022

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Sportsman’s Warehouse Holdings, Inc.:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statement of income, stockholders’ equity, and cash flows of Sportsman’s Warehouse Holdings, Inc. and subsidiaries (the Company) for the year ended February 1, 2020 and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations of the Company and its cash flows for the year ended February 1, 2020, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, Utah
April 9, 2020

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

	January 29,	January 30,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$57,018	$65,525
Accounts receivable, net	1,937	581
Merchandise inventories	386,560	243,434
Prepaid expenses and other	21,955	15,113
Total current assets	467,470	324,653
Operating lease right of use asset	243,047	235,262
Property and equipment, net	128,304	99,118
Goodwill	1,496	1,496
Definite lived intangibles, net	264	289
Total assets	$840,581	$660,818

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$58,916	$77,441
Accrued expenses	109,012	109,056
Income taxes payable	9,500	4,917
Operating lease liability, current	40,924	36,014
Revolving line of credit	66,054	—
Total current liabilities	284,406	227,428
Long-term liabilities:
Deferred income taxes	5,779	434
Operating lease liability, noncurrent	236,227	228,296
Total long-term liabilities	242,006	228,730
Total liabilities	526,412	456,158

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 43,880 and 43,623 shares issued and outstanding, respectively	439	436
Additional paid-in capital	90,851	89,815
Retained earnings	222,879	114,409
Total stockholders' equity	314,169	204,660
Total liabilities and stockholders' equity	$840,581	$660,818

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net sales	$1,506,072	$1,451,767	$886,401
Cost of goods sold	1,015,775	975,313	589,768
Gross profit	490,297	476,454	296,633

Selling, general, and administrative expenses	399,678	353,706	263,169
Income from operations	90,619	122,748	33,464
Other (income) expense:
Bargain purchase gain	—	(2,218)	—
Merger termination payment	(55,000)	—	—
Interest expense	1,380	3,506	7,995
Income before income taxes	144,239	121,460	25,469
Income tax expense	35,769	30,080	5,254
Net income	$108,470	$91,380	$20,215
Income per share:
Basic	$2.47	$2.10	$0.47
Diluted	$2.44	$2.06	$0.46
Weighted average shares outstanding:
Basic	43,827	43,525	43,166
Diluted	44,543	44,430	43,588

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at February 2, 2019	42,978	$430	—	$—	$84,671	$(6,441)	$78,660
Impact of change for ASC 842 adoption	—	—	—	—	—	9,255	9,255
Vesting of restricted stock units	198	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(369)	—	(369)
Issuance of common stock for cash per employee stock purchase plan	120	1	—	—	402	—	403
Stock based compensation	—	—	—	—	2,104	—	2,104
Net income	—	—	—	—	—	20,215	20,215
Balance at February 1, 2020	43,296	$433	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(870)	—	(870)
Issuance of common stock for cash per employee stock purchase plan	72	—	—	—	580	—	580
Stock based compensation	—	—	—	—	3,302	—	3,302
Net income	—	—	—	—	—	91,380	91,380
Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	257	3	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(2,289)	—	(2,289)
Stock based compensation	—	—	—	—	3,328	—	3,328
Net income	—	—	—	—	—	108,470	108,470
Balance at January 29, 2022	43,880	$439	—	$—	$90,851	$222,879	$314,169

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Cash flows from operating activities:
Net income	$108,470	$91,380	$20,215
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	26,200	21,801	19,294
Amortization of deferred financing fees	251	535	339
Amortization of definite lived intangible	26	28	26
Loss (gain) on asset dispositions	—	804	(311)
Gain on bargain purchase	—	(2,218)	—
Noncash lease expense	31,536	25,307	27,009
Deferred income taxes	5,345	(919)	710
Stock-based compensation	3,328	3,302	2,104
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(1,356)	323	(655)
Operating lease liabilities	(26,479)	(24,390)	(28,374)
Merchandise inventories	(143,126)	39,938	20,247
Prepaid expenses and other	(7,093)	(2,633)	(1,571)
Accounts payable	(20,382)	37,812	12,709
Accrued expenses	(2,929)	42,017	8,774
Income taxes payable and receivable	4,583	5,729	(2,650)
Net cash (used in) provided by operating activities	(21,626)	238,816	77,866
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(53,452)	(19,754)	(30,372)
Acquisition of Field and Stream stores, net of cash acquired	—	(6,473)	(28,536)
Proceeds from deemed sale-leaseback transactions	—	—	9,533
Proceeds from sale of property and equipment	—	—	311
Net cash used in investing activities	(53,452)	(26,227)	(49,064)
Cash flows from financing activities:
Net borrowings/ (payments) on line of credit	66,054	(116,078)	(28,228)
(Decrease) increase in book overdraft, net	2,806	(2,381)	5,530
Proceeds from issuance of common stock per employee stock purchase plan	—	580	403
Payment of withholdings on restricted stock units	(2,289)	(870)	(369)
Principal payments on long-term debt	—	(30,000)	(6,000)
Net cash provided by (used in) financing activities	66,571	(148,749)	(28,664)
Net change in cash and cash equivalents	(8,507)	63,840	138
Cash and cash equivalents at beginning of period	65,525	1,685	1,547
Cash and cash equivalents at end of period	$57,018	$65,525	$1,685

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,380	$3,506	$7,945
Income taxes, net of refunds	25,841	25,304	7,292

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$39,437	$39,119	$66,095
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$3,821	$1,887	$1,112

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware Corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 29, 2022, the Company operated 122 stores in 29 states.

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

Fiscal Year

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal year 2021 ended January 29, 2022 and contained 52 weeks of operation. Fiscal year 2020 ended January 30, 2021 and contained 52 weeks of operations. Fiscal year 2019 ended February 1, 2020 and contained 52 weeks of operations.

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

Cash and Cash Equivalents

The Company considers cash on hand in stores and operating accounts as cash. Checks issued pending bank clearance that result in overdraft balances for accounting purposes are classified as accrued expenses in the accompanying consolidated balance sheets. Cash equivalents consist of short-term money market securities with maturities less than three months from the time of investment.

In accordance with the terms of a financing agreement (Note 9), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 29, 2022 and January 30, 2021, the combined balance in these accounts was $10,923 and $13,552, respectively. Accordingly, for 2021 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on January 29, 2022. For 2020, there was no remaining balance on the line of credit so these amounts were included in Cash as of January 30, 2021.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for doubtful accounts receivable based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 29, 2022 and January 30, 2021, the Company had no allowance for doubtful accounts receivable.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $8,405 and $4,745 at January 29, 2022 and January 30, 2021, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. An impairment charge of $1,039 relating to long-lived assets of a closed store was recorded during the fiscal year ended January 30, 2021. There were no impairment charges relating to long-lived assets that were recorded during the fiscal years ended January 29, 2022 and February 1, 2020.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 4.0% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 54%.

As it relates to e-commerce sales, the Company accounts for shipping and handling as fulfillment activities, and not a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

The Company offers promotional financing and credit cards issued by a third-party bank that manages and directly extends credit to its customers. The Company provides a license to its brand and marketing services, and it facilitates credit applications in its stores and online. The banks are the sole owners of the accounts receivable generated under the program and, accordingly, the Company does not hold any customer receivables related to these programs and acts as an agent in the financing transactions with customers. The Company is eligible to receive a profit share from certain of its banking partners based on the annual performance of their corresponding portfolio, and the Company receives monthly payments based on forecasts of full-year performance. This is a form of variable consideration. The Company records such profit share as revenue over time using the most likely amount method, which reflects the amount earned each month when it is determined that the likelihood of a significant revenue reversal is not probable, which is typically monthly. Profit-share payments occur monthly, shortly after the end of each program month.

Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Company from a customer, are excluded from revenue.

Sales returns

The Company allows customers to return items purchased within 30 days provided the merchandise is in resaleable condition with original packaging and the original sales/gift receipt is presented. The Company estimates a reserve for sales returns and record the respective reserve amounts, including a right to return asset when a product is expected to be returned and resold. Historical experience of actual returns and customer return rights are the key factors used in determining the estimated sales returns.

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of fiscal years ended January 29, 2022 and January 30, 2021:

	January 29, 2022	January 30, 2021
Right of return assets, which are included in prepaid expenses and other	$2,142	$2,940
Estimated gift card contract liability, net of breakage	(23,128)	(22,069)
Estimated loyalty contract liability, net of breakage	(7,211)	(12,131)
Sales return liabilities, which are included in accrued expenses	(3,197)	(4,388)

For the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company recognized $1,606, $1,167, and $1,430 in gift card breakage, respectively. For the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company recognized $5,769, $4,730, and $2,480, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended January 29, 2022 were recorded in cash provided by operating activities. For the fiscal years ended January 29, 2022, January 30, 2021 and February 1, 2020 the Company recognized $17,167, $8,110, and $8,219 of revenue related to the beginning contract liability from the previous year.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, were as follows:

		Fiscal year Ended
		January 29,	January 30,	February 1,
Department	Product Offerings	2022	2021	2020
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	13.1%	12.7%	14.4%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.4%	7.5%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.0%	9.9%	11.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8%	5.6%	7.5%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.2%	57.6%	49.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.5%	6.7%	8.6%
Total		100.0%	100.0%	100.0%

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of January 29, 2022, and January 30, 2021, the Company estimated the IBNR for this plan to be $1,349 and $1,070, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of January 29, 2022, and January 30, 2021, the Company estimated the IBNR for this plan to be $1,249 and $1,079, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, net advertising expenses totaled $20,537, $15,663, and $11,493, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

As of January 29, 2022, and January 30, 2021, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020.

Recently Issued Accounting Pronouncements

In March 2020, the FASB issued (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”), certain tenors of which were phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate.

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

The aggregate consideration paid to DICK’S under the 2020-I Purchase Agreement was $2,139 (the “2020-I Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-I Purchase Agreement. On the 2020-I Closing Date, SWI drew $1,100 under the Revolving Line of Credit (as defined below) to fund a portion of the 2020-I Purchase Price. The remaining approximately $1,000 of consideration owed to DICK’S in connection with the 2020-I Acquisition was paid in June 2020.

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

The aggregate consideration paid to DICK’S under the 2020-II Purchase Agreement was $2,411 (the “2020-II Purchase Price”), subject to certain post-closing adjustments set forth in the 2020-II Purchase Agreement. On the 2020-II Closing Date, SWI drew $1,317 under the Revolving Line of Credit to fund a portion of the 2020-II Purchase Price. The remaining approximately $1,100 of consideration owed to DICK’S in connection with the 2020-II Acquisition was paid in August 2020.

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

The aggregate consideration to be paid to DICK’S under the 2020-III Purchase Agreement is $2,001, net of rent concessions and deferrals of $2,597 (the “2020-III Purchase Price”), and subject to certain post-closing adjustments set forth in the 2020-III Purchase Agreement. On the 2020-III Closing Date, SWI drew $226 under the Revolving Line of Credit (as defined in Note 8) to fund a portion of the 2020-III Purchase Price. The remaining approximately $1,774 of consideration owed to DICK’S in connection with the 2020-III Acquisition was paid in cash in January 2021.

As part of the acquisitions that closed in 2020, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the fiscal year 2020 were $237, which were included as a component of selling, general, and administrative expenses.

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

2019 Acquisition

On September 28, 2019, SWI entered into an Asset Purchase Agreement (the “Purchase Agreement”) with DICK’S. Pursuant to the Purchase Agreement, SWI agreed, subject to certain conditions, to acquire from DICK’S all cash, inventory, furniture, fixtures, and equipment, and certain other assets related to up to eight Field & Stream stores operated by DICK’S (the “Acquired Stores”). The Acquired Stores were located in New York (2), Pennsylvania (3), North Carolina (2) and Michigan (1). The acquisition of the eight Acquired Stores closed on October 11, 2019 (the

“Closing Date”). On or prior to the Closing Date, SWI entered into a sublease with DICK’s with respect to each Acquired Store location. Pursuant to the Purchase Agreement and in connection with closing of the acquisition, the parties also entered into a transition services agreement related to the Acquired Stores by which DICK’S provided transition services to the Company for a period of up to 120 days of the Closing Date.

The aggregate consideration paid to DICK’S under the Purchase Agreement was $28.7 million (the “Purchase Price”). On the Closing Date, Sportsman’s Warehouse drew $19.8 million under the Revolving Line of Credit to fund a portion of the Purchase Price. The remaining approximately $9 million of consideration owed to DICK’S was paid in January 2020.

As part of the acquisition, the Company incurred legal, accounting, and other due diligence fees that were expensed as incurred. Total fees incurred for the year ended February 1, 2020 were $662, which were included as a component of Selling, general, and administrative expenses.

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

The allocation of the Purchase Price for the Acquired Stores in 2019 was finalized as of February 1, 2020 and the Company does not expect any further adjustments to the allocation in future periods.

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

Results of Operations for 2019 and 2020 Acquisition

The results of operations of the Acquired Stores in 2019 were included in the Company’s results of operations beginning on October 11, 2019. From October 11, 2019 through February 1, 2020 the Acquired Stores generated net sales of $24,345 and net income of approximately $2,246.

The results of operations of the stores acquired in 2020 were included in the Company’s results of operations beginning on the respective dates of acquisition noted above. From the respective dates of acquisition, the stores acquired in 2020 generated net sales of $34,555 and net income of approximately $4,659.

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

	Fifty-Two Weeks Ended
	January 30,	February 1,
	2021	2020
Net sales	1,464,406	909,113
Net income	91,475	19,775

Earnings per share:
Basic	2.10	0.46
Diluted	2.07	0.45

(4) Property and Equipment

Property and equipment as of January 29, 2022 and January 30, 2021 was as follows:

	January 29,	January 30,
	2022	2021
Furniture, fixtures, and equipment	$115,597	$96,085
Leasehold improvements	143,064	112,338
Construction in progress	5,007	2,614
Total property and equipment, gross	263,668	211,037
Less accumulated depreciation and amortization	(135,364)	(111,919)
Total property and equipment, net	$128,304	$99,118

Depreciation expense was $26,200, $21,801, and $19,294, for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

(5) Definite Lived Intangible Assets

The following table summarizes the definite lived intangible assets:

	January 29, 2022
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	257	(78)	179
Intellectual Property	8 years	100	(15)	85
Total		$357	(93)	264

	January 30, 2021
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	257	(65)	192
Intellectual Property	8 years	100	(3)	97
Total		$357	(68)	289

Amortization expense for definite lived intangible asset was $26, $28, and $26, for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

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

In the fiscal year ended January 29, 2022, the Company recorded a non-cash increase of $39,437, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Operating lease expense	$56,293	$51,948	$45,760
Variable lease expense	17,252	15,376	13,806
Short-term lease expense	1,325	688	280
Total lease expense	$74,870	$68,012	$59,846

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Operating cash flows from operating leases	$(59,502)	$(55,765)	$(49,713)
Cash paid for lease liabilities - operating leases	(59,502)	(55,765)	(49,713)

	As of January 29,	As of January 30,	As of February 1,
	2022	2021	2020

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$39,437	$39,119	$66,095
Terminated right-of-use assets and liabilities	—	(2,947)	—
Weighted-average remaining lease term - operating leases	5.83	6.09	6.26
Weighted-average discount rate - operating leases	8.29%	8.35%	8.00%

In accordance with ASC 842, maturities of operating lease liabilities as of January 29, 2022 were as follows:

Operating
Year Endings:	Leases
2022	$63,061
2023	59,231
2024	50,555
2025	43,995
2026	38,830
Thereafter	128,633
Undiscounted cash flows	$384,305
Reconciliation of lease liabilities:
Present values	$277,151
Lease liabilities - current	40,924
Lease liabilities - noncurrent	236,227
Lease liabilities - total	$277,151
Difference between undiscounted and discounted cash flows	$107,154

The Company has excluded in the table above approximately $21.7 million of leases (undiscounted basis) that were entered into as of March 30, 2022. These leases will commence in 2022 with lease terms of 10 years.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 29, 2022 and January 30, 2021:

	January 29,	January 30,
	2022	2021
Book overdraft	$16,252	$13,445
Unearned revenue	42,058	38,454
Accrued payroll and related expenses	26,309	28,453
Sales and use tax payable	8,788	7,317
Accrued construction costs	416	339
Other	15,189	21,048
Total accrued expenses	$109,012	$109,056

(8) Fair Value Measurements

Fair value measurements are reported based upon three categories, with the lowest level of measurement available applied. The levels of fair value measurement are as follows: Level 1 - quoted prices on active markets; Level 2 - observable market inputs other than quoted prices on active markets; Level 3 - unobservable data requiring the Company to develop its own approach that cannot be corroborated by market data.

The following table shows the fair value measurements of the Company on a recurring basis:

			Fair Value as of	Fair Value as of
Asset	Type	Measurement Level	January 29, 2022	January 30, 2021
Short-term Investments (1)	Cash and Cash Equivalents	Level 1	$55,000	$-

(1)	Fair value approximates carrying value because maturities are less than three months.

(9) Revolving Line of Credit

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

As of January 29, 2022, and January 30, 2021, the Company had $76,976 and $0, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $10,923 and $13,552 as of January 29, 2022 and January 30, 2021, respectively. As of January 29, 2022, the Company had stand-by commercial letters of credit of $1,955 under the terms of the Revolving Line of Credit.

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

As of January 29, 2022 and January 30, 2021, the Amended Credit Agreement had $333 and $583, respectively in outstanding deferred financing fees. During each of the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the Company recognized $251 of non-cash interest expense with respect to the amortization of deferred financing fees.

As of January 29, 2022, January 30, 2021, and February 1, 2020, gross borrowings under the Revolving Line of Credit were $1,731,998, $1,443,172, and $958,869, respectively. As of January 29, 2022, January 30, 2021, and February 1, 2020, gross paydowns under the Revolving Line of Credit were $1,656,140, $1,599,611, and $994,666, respectively.

(10) Sale Leaseback Transactions

During the fiscal years ended January 29, 2022 and January 30, 2021 the Company did not complete any deemed sale-leaseback or sale leaseback transactions. During the fiscal year ended February 1, 2020 the Company completed deemed sale-leaseback and sale-leaseback transactions of the land and building associated with one corporate office location. In the related lease agreement for the deemed sale leaseback location, the Company was required to pay all construction costs directly with the right of reimbursement up to a pre-determined tenant allowance. Also, the Company indemnified the landlord with respect to costs arising from third-party damage arising from the acts or omission of employees, sub-lessees, assignees, agent, and/or contractors arising during construction. As a result, and, based on appropriate accounting guidance, the Company was the owner of the land and building during the construction period. The sale occurred when the construction of the assets was substantially complete and the lease terms began. At the time of sale, any assets, up to the value of each pre-determined tenant allowance, were written off the Company’s books, and any remaining assets were considered leasehold improvements. For the sale leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment. The total value of tenant allowance received under this transaction during fiscal year 2019 was $9,533.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	January 29,	January 30,	February 1,
	2022	2021	2020
Net income	$108,470	$91,380	$20,215
Weighted-average shares of common stock outstanding:
Basic	43,827	43,525	43,166
Dilutive effect of common stock equivalents	716	905	422
Diluted	44,543	44,430	43,588
Basic earnings per share	$2.47	$2.10	$0.47
Diluted earnings per share	$2.44	$2.06	$0.46
Restricted stock units considered anti-dilutive and excluded in the calculation	38	15	4

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $3,328, $3,302, and $2,104, during fiscal years 2021, 2020, and 2019, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of January 29, 2022, and January 30, 2021, the Company had $13,233 and $7,275, respectively, remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of January 29, 2022, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,015. As of January 29, 2022, there were 1,416 awards outstanding under the 2019 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2019 Plan.

Nonvested Performance-Based Stock Awards

During fiscal year 2021, the Company did not issue any nonvested performance-based stock awards to employees.

During fiscal year 2020, the Company issued 206 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $5.95 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued is contingent on management achieving a fiscal year 2020, 2021 and 2022 performance target for same store sales and gross margin. Based on the performance conditions met for 2020 and 2021, the finalized granted awards were 412 as presented in the table below.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(115)	5.10
Vested	(22)	4.91
Balance at January 29, 2022	487	$5.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	250	$3.66
Grants	412	5.95
Forfeitures	(38)	4.33
Vested	—	—
Balance at January 30, 2021	624	$5.13

Nonvested Stock Unit Awards

During the fiscal year 2021, the Company issued 708 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $14.70 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	708	14.70
Forfeitures	(217)	7.91
Vested	(341)	5.87
Balance at January 29, 2022	929	$11.56

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2020	744	$4.32
Grants	431	6.38
Forfeitures	(65)	4.73
Vested	(331)	4.86
Balance at January 30, 2021	779	$5.19

As of January 30, 2022, and January 30, 2021, the weighted average grant date fair value of the outstanding shares was $11.56 and $5.19, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2021, 2020, and 2019 was $35, $212, and $133, respectively.

During the fiscal year ended January 30, 2021, the Company discontinued the ESPP program due to the proposed merger with the Great Outdoors Group. The ESPP program was later reinstated during fiscal year 2021 after the proposed merger with the Great Outdoors Group was terminated in December 2021.

(15) Income Taxes

For the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, the income tax provision consisted of the following:

	January 29,	January 30,	February 1,
	2022	2021	2020
Current:
Federal	$23,107	$24,023	$4,004
State	7,312	6,991	540
Total current	30,419	31,014	4,544
Deferred:
Federal	5,133	(390)	1,246
State	217	(544)	(536)
Total deferred	5,350	(934)	710
Total income tax provision	$35,769	$30,080	$5,254

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	January 29,	January 30,	February 1,
	2022	2021	2020
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1	4.1	1.5
Permanent items	0.1	(0.3)	1.1
Tax Credits	(0.6)	(0.4)	(2.8)
Other items	0.2	0.4	(0.2)
Effective income tax rate	24.8%	24.8%	20.6%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 29, 2022 and January 30, 2021, respectively, are presented below:

	January 29,	January 30,
	2022	2021
Deferred tax assets:
Accrued liabilities	$1,521	$2,746
Operating lease liability	69,565	66,341
Gift card liability	1,332	862
Goodwill	671	752
Intangible asset	927	1,075
Inventories	2,940	1,052
Sales return reserve	265	363
Stock-based compensation	1,082	768
Loyalty program	1,810	3,045
Total gross deferred tax assets	$80,113	$77,004
Deferred tax liabilities:
Depreciation	$(23,860)	$(17,533)
ROU asset	(61,005)	(59,044)
Prepaid expenses	(1,027)	(861)
Total gross deferred tax liabilities	(85,892)	(77,438)
Net deferred tax asset	$(5,779)	$(434)

Deferred tax assets have resulted primarily from the Company’s future deductible temporary differences. In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax asset will not be realized. The Company’s ability to realize its deferred tax assets depends upon the generation of sufficient future taxable income.

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At January 29, 2022, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of January 29, 2022, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended January 30, 2016 through February 1, 2020.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. No interest or penalties were accrued for fiscal years 2021, 2020 or 2019.

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

Parsons v. Colt’s Manufacturing Company, 2:19-cv-01189-APG-EJY – On July 2, 2019 the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, one of which being a subsidiary of Sportsman’s Warehouse Holdings, Inc., for wrongful death and negligence. On March 3, 2022 the case was dismissed with prejudice.

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

(17) Retirement Plan

The Company sponsors a profit-sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors, the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $1,974, $1,532, and $835, for the fiscal years ended January 29, 2022, January 30, 2021, and February 1, 2020, respectively.

(18) Terminated Merger with Great Outdoors Group

On December 2, 2021, Sportsman’s Warehouse, Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (“Merger Subsidiary”) entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the merger agreement, dated December 21, 2020, among the same parties (the “merger Agreement”), effective immediately. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary would have been merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group (the “Merger”). The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group agreed to pay us the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. The Company received the $55.0 million payment on December 2, 2021 included in other income (expense) in the consolidated statements of income.

(19) Subsequent Events

On March 24, 2022, the Company announced that its Board of Directors authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $.01 par value per share commencing on March 31, 2022 (the “Commencement Date”). The Repurchase Program will terminate on the first anniversary of the Commencement Date.

Under the Repurchase Program, the Company may repurchase shares of its common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. The Company’s repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. The Company intends to fund repurchases under the Repurchase Program using cash on hand or available borrowings under its Revolving Line of Credit. The Company has no obligation to repurchase any shares of its common stock under the Repurchase Program and may modify, suspend or discontinue it at any time.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.	Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 29, 2022.

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

With the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 29, 2022, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of January 29, 2022.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of January 29, 2022 appears in item 4 below.

3.	Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.	Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sportsman’s Warehouse Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 29, 2022, and our report dated March 30, 2022 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Salt Lake City, Utah
March 30, 2022

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2022 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 will be included in our Proxy Statement and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

1.	Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10-K.

●	Report of Independent Registered Public Accounting Firm
●	Consolidated Balance Sheets – January 29, 2022 and January 30, 2021
●	Consolidated Statements of Income – Years ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Stockholders’ Equity – Years ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Consolidated Statements of Cash Flows – Years ended January 29, 2022, January 30, 2021, and February 1, 2020
●	Notes to Consolidated Financial Statements

2.	Exhibits: See Item 15(b) below.

(b)	Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of December 21, 2020, among Sportsman’s Warehouse Holdings, Inc. Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 21, 2020).

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed on June 11, 2014).

3.2	Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on April 3, 2020).

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

10.2

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

Exhibit Number	Description

10.4

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

10.5	Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2019).

10.6	Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.7*	Form of Director Restricted Stock Unit Award Agreement (2020) (incorporate by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 9, 2020)

10.8*+	Form of Time-Based Restricted Stock Unit Award Agreement (2021).

10.9*+	Form of Performance Restricted Stock Unit Award Agreement (2020).

10.10*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.11*

Employment Agreement, January 21, 2022, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.12

Severance Agreement, dated April 2, 2019, between Sportsman’s Warehouse Holdings, Inc. and Robert Julian (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.13*

Severance Agreement, dated September 26, 2021, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.14*

Letter Agreement, dated January 21, 2022, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.15*

280G Best-Net Agreement dated January 28, 2021 between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed on April 2, 2021).

10.16*

280G Best-Net Agreement dated January 28, 2021 between Sportsman’s Warehouse Holdings, Inc. and Robert Julian (incorporated by reference to Exhibit 10.16 to the Company’s Annual Report on Form 10-K filed on April 2, 2021).

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of Grant Thornton LLP.
23.2+	Consent of KPMG LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022, formatted in Inline XBRL (included as Exhibit 101)

*	Management contract or compensatory plan or arrangement
+	Filed herewith
***	Furnished herewith

ITEM 16. FORM 10-K SUMMARY

Not Applicable

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: March 30, 2022	By:	/s/Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	Chief Executive	March 30, 2022
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/Jeff White	Chief Financial Officer and Secretary	March 30, 2022
Jeff White	(Principal Financial and
Accounting Officer)

/s/Christopher Eastland	Director	March 30, 2022
Christopher Eastland

/s/Gregory P. Hickey	Director	March 30, 2022
Gregory P. Hickey

/s/Joseph P. Schneider	Director	March 30, 2022
Joseph P. Schneider

/s/Richard McBee	Director	March 30, 2022
Richard McBee

/s/Martha Bejar	Director	March 30, 2022
Martha Bejar

/s/Phillip Williamson	Director	March 30, 2022
Phillip Williamson