Form 10-Q
period 2022-04-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2022-06-01
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2022

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act:    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐     No  ☒

As of June 1, 2022, the registrant had 44,120,843 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our first fiscal quarters ended April 30, 2022 and May 1, 2021 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2022 and the first quarter of fiscal year 2021 respectively. Fiscal year 2022 contains 52 weeks of operations and will end on January 28, 2023. Fiscal year 2021 contained 52 weeks of operations and ended on January 29, 2022.

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I. Item 1A. Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 29, 2022 and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission, including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	April 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$57,705	$57,018
Accounts receivable, net	1,254	1,937
Merchandise inventories	436,438	386,560
Prepaid expenses and other	20,878	21,955
Total current assets	516,275	467,470
Operating lease right of use asset	245,861	243,047
Property and equipment, net	133,871	128,304
Goodwill	1,496	1,496
Definite lived intangibles, net	252	264
Total assets	$897,755	$840,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$100,618	$58,916
Accrued expenses	93,038	109,012
Income taxes payable	10,091	9,500
Operating lease liability, current	41,697	40,924
Revolving line of credit	98,505	66,054
Total current liabilities	343,949	284,406
Long-term liabilities:
Deferred income taxes	5,513	5,779
Operating lease liability, noncurrent	232,613	236,227
Total long-term liabilities	238,126	242,006
Total liabilities	582,075	526,412

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 44,121 and 43,880 shares issued and outstanding, respectively	441	439
Additional paid-in capital	90,362	90,851
Accumulated earnings	224,877	222,879
Total stockholders' equity	315,680	314,169
Total liabilities and stockholders' equity	$897,755	$840,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Net sales	$309,505	$326,992
Cost of goods sold	210,414	222,945
Gross profit	99,091	104,047

Selling, general, and administrative expenses	96,085	90,419
Income from operations	3,006	13,628
Interest expense	567	226
Income before income taxes	2,439	13,402
Income tax expense	441	2,952
Net income	$1,998	$10,450
Earnings per share:
Basic	$0.05	$0.24
Diluted	$0.05	$0.23
Weighted average shares outstanding:
Basic	43,938	43,690
Diluted	44,221	44,514

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended April 30, 2022 and May 1, 2021
	Common Stock		Restricted nonvoting Common Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 30, 2021	43,623	$436	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	208	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(2,269)	—	(2,269)
Stock based compensation	—	—	—	—	1,016	—	1,016
Net Income	—	—	—	—	—	10,450	10,450
Balance at May 1, 2021	43,831	$438	—	$—	$88,560	$124,859	$213,857

Balance at January 29, 2022	43,880	$439	—	$—	$90,851	$222,879	$314,169
Vesting of restricted stock units	241	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	(1,845)	—	(1,845)
Stock based compensation	—	—	—	—	1,358	—	1,358
Net income	—	—	—	—	—	1,998	1,998
Balance at April 30, 2022	44,121	$441	—	$—	$90,362	$224,877	$315,680
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Cash flows from operating activities:
Net income	$1,998	$10,450
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	7,387	5,767
Amortization of deferred financing fees	63	66
Amortization of definite lived intangible	24	10
Noncash lease expense	3,535	1,386
Deferred income taxes	(266)	(56)
Stock-based compensation	1,358	1,016
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	683	7
Operating lease liabilities	(9,191)	(7,235)
Merchandise inventories	(49,878)	(43,643)
Prepaid expenses and other	1,014	(910)
Accounts payable	41,241	34,128
Accrued expenses	(15,402)	(7,951)
Income taxes payable and receivable	591	2,955
Net cash used in operating activities	(16,843)	(4,010)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(12,001)	(5,615)
Net cash used in investing activities	(12,001)	(5,615)
Cash flows from financing activities:
Net borrowings on line of credit	32,451	—
Increase in book overdraft, net	(1,075)	6,088
Payment of withholdings on restricted stock units	(1,845)	(2,269)
Net cash provided by financing activities	29,531	3,819
Net change in cash and cash equivalents	687	(5,806)
Cash and cash equivalents at beginning of period	57,018	65,525
Cash and cash equivalents at end of period	$57,705	$59,719

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$490	$226
Income taxes, net of refunds	116	53

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$6,378	$5,559
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$4,785	$4,285

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of April 30, 2022, the Company operated 125 stores in 29 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 29, 2022 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended April 30, 2022 are not necessarily indicative of the results to be obtained for the year ending January 28, 2023. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 30, 2022 (the “Fiscal 2021 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2021 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

Contract liabilities are recognized primarily for gift card sales and the Company’s loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 4.0% when no escheat liability to relevant jurisdictions exist. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates.

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying a historical breakage rate of 25%.

As it relates to e-commerce sales, the Company accounts for shipping and handling as fulfillment activities, and not as separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). Revenue associated with shipping and handling is not material. The costs associated with fulfillment are recorded in costs of goods sold.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of April 30, 2022 and January 29, 2022:

	April 30, 2022	January 29, 2022
Right of return assets, which are included in prepaid expenses and other	$2,154	$2,142
Estimated gift card contract liability, net of breakage	(21,458)	(23,128)
Estimated loyalty contract liability, net of breakage	(5,467)	(7,211)
Sales return liabilities, which are included in accrued expenses	(3,215)	(3,197)

For the 13 weeks ended April 30, 2022, the Company recognized approximately $434 in gift card breakage and approximately $604 in loyalty reward breakage. For the 13 weeks ended May 1, 2021, the Company recognized approximately $381 in gift card breakage and approximately $1,175 in loyalty reward breakage. For the 13 weeks ended April 30, 2022, the Company recognized revenue of $10,588 relating to contract liabilities that existed at January 29, 2022.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 weeks ended April 30, 2022 and May 1, 2021, was approximately:

		Thirteen Weeks Ended
		April 30,	May 1,
Department	Product Offerings	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.8%	11.3%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.9%	6.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.4%	11.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3%	6.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	60.3%	58.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.3%	6.1%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment as of April 30, 2022 and January 29, 2022 were as follows:

	April 30,	January 29,
	2022	2022
Furniture, fixtures, and equipment	$118,949	$115,597
Leasehold improvements	145,453	143,064
Construction in progress	12,237	5,007
Total property and equipment, gross	276,639	263,668
Less accumulated depreciation and amortization	(142,768)	(135,364)
Total property and equipment, net	$133,871	$128,304

(5) Accrued Expenses

Accrued expenses consisted of the following as of April 30, 2022 and January 29, 2022:

	April 30,	January 29,
	2022	2022
Book overdraft	$15,177	$16,252
Unearned revenue	39,477	42,058
Accrued payroll and related expenses	14,805	26,309
Sales and use tax payable	6,386	8,788
Accrued construction costs	919	416
Other	16,274	15,189
Total accrued expenses	$93,038	$109,012

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

In the 13 weeks ended April 30, 2022, the Company recorded a non-cash increase of $6,378 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Operating lease expense	$14,395	$13,866
Variable lease expense	4,302	4,275
Short-term lease expense	270	257
Total lease expense	$18,967	$18,398

In accordance with ASC 842, other information related to leases was as follows:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Operating cash flows from operating leases	$(15,520)	$(14,561)
Cash paid for lease liabilities - operating leases	(15,520)	(14,561)

	As of April 30,	As of May 1,
	2022	2021

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$6,378	$5,559
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.66	5.96
Weighted-average discount rate - operating leases	8.21%	8.39%

In accordance with ASC 842, maturities of operating lease liabilities as of April 30, 2022 were as follows:

Operating
Year Endings:	Leases
2022 (remainder)	$47,761
2023	60,016
2024	51,513
2025	44,953
2026	39,789
Thereafter	133,835
Undiscounted cash flows	$377,867
Reconciliation of lease liabilities:
Present values	$274,310
Lease liabilities - current	41,697
Lease liabilities - noncurrent	232,613
Lease liabilities - total	$274,310
Difference between undiscounted and discounted cash flows	$103,557

The Company has excluded in the table above approximately $24.0 million of leases (undiscounted basis) that were entered into as of June 1, 2022. These leases will commence in 2022 and 2023 with lease terms of 10 years.

(7) Revolving Line of Credit

On May 23, 2018, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of the Company, as lead borrower, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Credit Agreement”). The Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”) and a $40,000 term loan (the “Term Loan”).  The Revolving Line of Credit provides borrowing capacity of up to $250,000, subject to a borrowing base calculation. The Term Loan was repaid in full during the 39-week period ended May 1, 2021.

In conjunction with the Credit Agreement, the Company incurred $1,331 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

As of April 30, 2022 and January 29, 2022, the Company had $112,544 and $76,976, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $14,039 and $10,923 as of April 30, 2022 and January 29, 2022, respectively. As of April 30, 2022, the Company had stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base and contains customary events of default. The Revolving Line of Credit matures on May 23, 2023.

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

As of April 30, 2022 and January 29, 2022, the Credit Agreement had $270 and $333, respectively, in deferred financing fees. During the 13 weeks ended April 30, 2022 and May 1, 2021, the Company recognized $63 of non-cash interest expense with respect to the amortization of deferred financing fees.

As of April 30, 2022 and May 1, 2021, gross borrowings under the Revolving Line of Credit were $372,716 and $357,478, respectively. As of April 30, 2022 and May 1, 2021, gross paydowns under the Revolving Line of Credit were $337,639 and $357,640, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of April 30, 2022, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax expense of $441 and $2,952, respectively, in the 13 weeks ended April 30, 2022 and May 1, 2021. The Company’s effective tax rate for the 13 weeks ended April 30, 2022 and May 1, 2021 was 18.1% and 22.0%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Net income	$1,998	$10,450
Weighted-average shares of common stock outstanding:
Basic	43,938	43,690
Dilutive effect of common stock equivalents	283	824
Diluted	44,221	44,514
Basic earnings per share	$0.05	$0.24
Diluted earnings per share	$0.05	$0.23
Restricted stock units considered anti-dilutive and excluded in the calculation	128	1

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended April 30, 2022 the Company recognized total stock-based compensation expense of $1,358. During the 13 weeks ended May 1, 2021, the Company recognized total stock-based compensation expense of $1,016. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of April 30, 2022, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,626. As of April 30, 2022, there were 1,389 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock were authorized. For the 13 weeks ended April 30, 2022, no shares were issued under the ESPP and, as of April 30, 2022, the number of shares available for issuance was 374.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended April 30, 2022, the Company issued 141 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $11.29 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2022, 2023, and 2024 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 282, and the “target” number of shares subject to the award is 141 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended May 1, 2021, the Company did not issue any nonvested performance-based stock awards.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	141	11.29
Forfeitures	(39)	5.63
Vested	(168)	3.49
Balance at April 30, 2022	421	$7.81

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(13)	5.63
Vested	(22)	4.91
Balance at May 1, 2021	589	$5.13

Nonvested Stock Unit Awards

During the 13 weeks ended April 30, 2022, the Company issued 308 nonvested stock units, respectively, to employees of the Company at an average value of $11.28 per share. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	308	11.28
Forfeitures	(21)	11.70
Vested	(248)	7.96
Balance at April 30, 2022	968	$12.39

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	221	17.27
Forfeitures	(18)	7.33
Vested	(303)	5.05
Balance at May 1, 2021	679	$9.15

(11) Fair Value Measurements

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

The following table shows the fair value measurements of the Company on a recurring basis:

			Fair Value as of	Fair Value as of
Asset	Type	Measurement Level	April 30, 2022	January 29, 2022
Short-term Investments (1)	Cash and Cash Equivalents (2)	Level 1	$55,006	$55,000

(1)	Fair value approximates carrying value because maturities are less than three months.
(2)	Cash equivalents are money market funds held by the Company.

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

TMS McCarthy, LP, Etc., Pltf. v. Sportsman’s Warehouse Southwest, Inc. Etc. Et Al., Dfts.- On June 23, 2020 TMS McCarthy, LP filed a complaint in the Superior Court of CA, County of Santa Clara against Sportsman’s Warehouse Southwest, Inc., a wholly owned subsidiary of Sportsman’s Warehouse Holdings Inc., claiming the Company wrongfully terminated the lease relating to one of its stores. The Company believes the plaintiffs’ complaint is without merit based on the plain language of the lease at issue and on August 14, 2020 filed a counterclaim for declaratory relief. No reasonable estimate of the amount of any potential losses or range of potential losses relating to this matter can be determined at this time.

(13) Subsequent Events

On May 27, 2022, SWI, as lead borrower, the Company and other subsidiaries of the Company, each as borrowers or guarantors, amended and restated the Credit Agreement governing the Revolving Line of Credit with a consortium of banks led by Wells Fargo (the “Amended Credit Agreement”). The Amended Credit Agreement, among other things, increased the maximum borrowing capacity under the Revolving Line of Credit from $250,000 to $350,000, subject to a borrowing base calculation, extended the maturity date from May 23, 2023 to May 27, 2027 and-replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of May 27, 2022, the Company had $138,543 outstanding under the Revolving Line of Credit and stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

Pursuant to the Amended Credit Agreement, borrowings under the Revolving Line of Credit will bear interest based on either the base rate or Term SOFR, at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%), (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Amended Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit.

Each of the subsidiaries of Holdings continues to be a borrower under the Revolving Line of Credit, and all obligations under the Revolving Line of Credit are guaranteed by Holdings. All of the obligations under the Revolving Line of Credit are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries. The lien securing the obligations under the Revolving Line of Credit is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in “Part I. Item 1A. Risk Factors” in our Fiscal 2021 Form 10-K. Also see “Statement Regarding Forward-Looking Statements” preceding Part I in this 10-Q.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 125 stores in 29 states, totaling approximately 4.8 million gross square feet. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic in mid-March 2020 and continuing into the first quarter of 2022, we experienced a significant increase in sales from pre-pandemic sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. While our same store sales decreased by 11.6% during the first quarter of 2022 compared to the first quarter of 2021, when compared to the first quarters of 2020 and 2019, same store sales increased by 11.1% and 38.2%, respectively.

In addition, we continue to see some interruption with various vendors as a result of restrictions or limitations on their operations, including labor shortages, due to the pandemic. We have been working closely with our vendors to limit such disruption and we have been successful in building up our inventory in recent months. The pandemic and current economic conditions have also resulted in a short supply of qualified employees.

We cannot predict the future impact on us of the COVID-19 outbreak. The future impact of the COVID-19 pandemic will depend on a number of future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread and severity of the COVID-19 outbreak, any resurgence of COVID-19, the effects of the outbreak on our customers and vendors and the remedial actions and stimulus measures adopted by local and federal governments. Further, we may experience a decrease in sales if the increased demand we experienced during the pandemic subsides.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general, and administrative expenses, income from operations and adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”).

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

Opening new stores and acquiring store locations is also an important part of our growth strategy. While our target is to grow square footage at a rate of greater than 5%-10% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. In addition, we have experienced increased payroll expenses due to increased minimum wages and generally increasing salaries and wages due to a competitive labor market and inflation.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	68.0	68.2
Gross profit	32.0	31.8
Selling, general, and administrative expenses	31.0	27.7
Income from operations	1.0	4.1
Interest expense	0.2	0.1
Income before income taxes	0.8	4.0
Income tax expense	0.1	0.9
Net income	0.7%	3.1%
Adjusted EBITDA	4.2%	7.2%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended
		April 30,	May 1,
Department	Product Offerings	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.8%	11.3%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.9%	6.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.4%	11.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3%	6.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	60.3%	58.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.3%	6.1%
Total		100.0%	100.0%

Thirteen Weeks Ended April 30, 2022 Compared to Thirteen Weeks Ended May 1, 2021

Net Sales. Net sales decreased by $17.5 million, or 5.3%, to $309.5 million during the 13 weeks ended April 30, 2022 compared to $327.0 million in the corresponding period of fiscal year 2021. Our net sales decreased primarily due to lower demand across all product categories as we anniversaried the increased demand during the first quarter of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest, partially offset by our opening of 13 new stores since May 1, 2021. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $20.0 million to net sales. Same store sales decreased by 11.6% for the 13 weeks ended April 30, 2022 compared to the comparable 13-week period of fiscal year 2021, primarily driven by a decrease in demand across all product categories as we anniversaried the prior year same store sales increase of 24.1% experienced in the 13 weeks ended May 1, 2021.

Our apparel department saw an increase of $0.3 million in the first quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021 due to the opening of 13 new stores since May 1, 2021. Our fishing, hunting and shooting, camping, optics, electronics and accessories and footwear categories saw decreases of $5.4 million, $5.1 million, $3.5 million, $2.8 million and $0.3 million, respectively, in the first quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. Within the hunting and shooting department, our firearm category saw a decrease of $8.8 million or 9.9%, while our ammunition category saw an increase of $7.6 million or 13.9% in the first quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. The decrease seen in the firearm category is primarily due to lower demand as we anniversaried the increased demand during the first quarter of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest, partially offset by the opening of 13 new stores since May 1, 2021. The increase in the ammunition category is due to improvements in the supply chain disruptions seen in this category over the past two fiscal years as well as the opening of 13 new stores since May 1, 2021.

With respect to same store sales, during the 13 weeks ended April 30, 2022, our fishing, optics, electronics and accessories, camping, hunting and shooting, footwear and apparel departments saw decreases of 19.4%, 15.7%, 14.9%, 10.0%, 6.7% and 4.4%, respectively, as we anniversaried the increased demand during the first quarter of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest. As of April 30, 2022, we had 113 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $99.1 million during the 13 weeks ended April 30, 2022 compared to $104.0 million for the corresponding period of fiscal year 2021. As a percentage of net sales, gross profit increased to 32.0% for the 13 weeks ended April 30, 2022, compared to 31.8% for the corresponding period of fiscal year 2021 primarily driven by favorable product sales mix and increased product margins across most departments, partially offset by higher freight costs. We expect higher transportation costs to continue to impact the business during the remainder of fiscal 2022 and beyond.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $5.7 million, or 6.3%, to $96.1 million during the 13 weeks ended April 30, 2022 from $90.4 million for the comparable 13-week period of fiscal year 2021. This increase was primarily due to an increase in other selling, general and administrative expenses of $4.5 million, which was largely the result of a return to pre-pandemic levels of marketing and travel activities compared to the comparable 13-week period of fiscal 2021. We also had increased pre-opening expenses of $0.8 million due to the timing of opening new stores, as well as increases in depreciation, payroll and rent of $1.6 million, $0.8 million, $0.6 million, respectively, during the 13 weeks ended April 30, 2022 primarily related to the opening of 13 new stores since May 1, 2021. These increases were offset by a decrease in acquisition costs of $2.8 million due to the terminated merger with Great Outdoors Group. As a percentage of net sales, selling, general, and administrative expenses increased to 31.0% of net sales in the first quarter of fiscal year 2022, compared to 27.7% of net sales in the first quarter of fiscal year 2021, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $0.4 million, or 200.0%, to $0.6 million during the 13 weeks ended April 30, 2022 from $0.2 million for the comparable 13-week period of fiscal year 2021. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility during the first quarter of fiscal year 2022 compared to the first quarter of fiscal year 2021.

Income Taxes. We recognized income tax expense of $0.4 million during the 13 weeks ended April 30, 2022 compared to an income tax expense of $3.0 million during the comparable 13-week period of fiscal year 2021. Our effective tax rates for the 13 weeks ended April 30, 2022 and May 1, 2021 were 18.1% and 22.0%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumers’ holiday buying patterns, net sales are typically higher in the third and fourth fiscal quarters than in the first and second fiscal quarters. We also incur additional expenses in the third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate that our net sales will continue to reflect this seasonal pattern.

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

Liquidity and Capital Resources

Overview; Sources and Uses of Cash

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. For both the short-term and the long-term, our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond. In addition, on December 2, 2021, we received a $55.0 million cash payment from Great Outdoors Group, LLC (“Great Outdoors Group”) in connection with the termination of our previously pending merger with a subsidiary of Great Outdoors Group.

Material Cash Requirements

Our material cash requirements are primarily for opening and acquiring new store locations, along with our general operating expenses and other expenses discussed below.

Capital Expenditures. For the 13 weeks ended April 30, 2022, we incurred approximately $12.0 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures between $48 million and $55 million for fiscal year 2022 primarily to refurbish some of our existing stores and to open 10 new stores in fiscal year 2022. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $250.0 million revolving credit facility. As of April 30, 2022, $112.5 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after April 30, 2022 our interest payments would be approximately $2.3 million for fiscal year 2022 based on the interest rate at April 30, 2022. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Operating Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For the remainder of 2022, our expected operating lease payments will be $47.8 million and our total committed lease payments are $377.9 million as of April 30, 2022. Other operating lease obligations consist of distribution center equipment. Additional information regarding our operating leases is available in our Fiscal 2021 Form 10-K.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled.

Share Repurchase Authorization. In addition, our board recently authorized a share repurchase program to allow for the repurchase of up to $75.0 million of outstanding shares of our common stock for the period from March 31, 2022 to March 31, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time.

Cash Flows

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021

	(in thousands)
Cash flows used in operating activities	$(16,843)	$(4,010)
Cash flows used in investing activities	(12,001)	(5,615)
Cash provided by financing activities	29,531	3,819
Cash at end of period	57,705	59,719

Net cash used in operating activities was $16.8 million for the 13 weeks ended April 30, 2022, compared to cash used in operating activities of $4.0 million for the corresponding period of fiscal year 2021, a change of approximately $12.8 million. The decrease in our cash flows from operating activities was primarily the result of our buildup of inventory during the first 13 weeks of fiscal 2022 and a reduction in accrued expenses.

Net cash used in investing activities was $12.0 million for the 13 weeks ended April 30, 2022 compared to $5.6 million for the corresponding period of fiscal year 2021. For the 13 weeks ended April 30, 2022, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores.

Net cash provided by financing activities was $29.5 million for the 13 weeks ended April 30, 2022, compared to net cash provided in financing activities of $3.8 million for the corresponding period of fiscal year 2021. During the 13 weeks ended April 30, 2022, we had an increase in borrowings under our revolving line of credit, primarily to pay for the increased capital expenditures associated with the opening of new stores and refurbishing of existing stores and the buildup of our inventory.

Indebtedness

As of April 30, 2022, we maintained a $250.0 million revolving credit facility, with $112.5 million was outstanding under the revolving credit facility. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. As of April 30, 2022, we had $110.5 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

On May 27, 2022, we amended and restated the credit agreement governing our revolving credit facility. The amendment, among other things, increased the maximum borrowing capacity under the revolving credit facility to $350.0 million, subject to a borrowing base calculation, extended the maturity date from May 23, 2023 to May 27, 2027 and-replaced LIBOR with Term SOFR as the benchmark interest rate and made certain conforming changes related thereto. As of May 27, 2022, the Company had $138,543 outstanding under the Revolving Line of Credit and stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

After the date of the amendment, borrowings under the revolving credit facility bear interest based on either the base rate or Term SOFR, at our option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the credit agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the revolving credit facility.

Each of the subsidiaries of Holdings continues to be a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by Holdings. All of the obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of April 30, 2022, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

There have been no significant changes to our critical accounting policies as described in our Fiscal 2021 Form 10-K.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 weeks ended April 30, 2022 and May 1, 2021.

	Thirteen Weeks Ended
	April 30,	May 1,
	2022	2021

	(dollars in thousands)
Net income (loss)	$1,998	$10,450
Interest expense	567	226
Income tax expense (benefit)	441	2,952
Depreciation and amortization	7,411	5,777
Stock-based compensation expense (1)	1,358	1,016
Pre-opening expenses (2)	951	195
Acquisition costs (3)	—	2,845
Executive transition costs (4)	222	—
Adjusted EBITDA	$12,948	$23,461

Net sales	$309,505	$326,992
Net income margin	0.6%	3.2%
Adjusted EBITDA margin (5)	4.2%	7.2%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	For the 13 weeks ended May 1, 2021, includes $2.8 million of expenses incurred relating to the terminated merger with Great Outdoors Group.
(4)	Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(5)	We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at April 30, 2022, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.1 million. We do not expect that the change in interest rates as a result of the amendment to our credit agreement entered into after April 30, 2022 will materially increase our interest rates. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our assessment of our risk factors from those set forth in our Fiscal 2021 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our board has authorized a share repurchase program to allow for the repurchase of up to $75.0 million of outstanding shares of our common stock for the period from March 31, 2022 to March 31, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under its revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. We did not repurchase any of our Class A common stock during the three months ended April 30, 2022.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1

First Amendment to Amended and Restated Credit Agreement, dated May 27, 2022, by and among Sportsman’s Warehouse, Inc. as lead borrower, the other borrowers and guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto

10.2*+	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers

10.3*+	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers

10.4*+	Sportsman’s Warehouse Holdings, Inc. Directors’ Compensation Policy (as amended March 16, 2022, effective May 25, 2022)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)
*	Filed herewith.
**	Furnished herewith

+ Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 1, 2022	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 1, 2022	By:	/s/ Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)