Form 10-Q
period 2022-07-30
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2022-09-02
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 30, 2022

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

As of September 2, 2022, the registrant had 38,868,040 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our second fiscal quarters ended July 30, 2022 and July 31, 2021 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2022 and the second quarter of fiscal year 2021 respectively. Fiscal year 2022 contains 52 weeks of operations and will end on January 28, 2023. Fiscal year 2021 contained 52 weeks of operations and ended on January 29, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	July 30,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$6,018	$57,018
Accounts receivable, net	1,911	1,937
Merchandise inventories	437,382	386,560
Prepaid expenses and other	20,855	21,955
Total current assets	466,166	467,470
Operating lease right of use asset	250,936	243,047
Property and equipment, net	137,152	128,304
Goodwill	1,496	1,496
Definite lived intangibles, net	419	264
Total assets	$856,169	$840,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$98,845	$58,916
Accrued expenses	91,040	109,012
Income taxes payable	4,852	9,500
Operating lease liability, current	42,195	40,924
Revolving line of credit	90,780	66,054
Total current liabilities	327,712	284,406
Long-term liabilities:
Deferred income taxes	5,009	5,779
Operating lease liability, noncurrent	243,596	236,227
Total long-term liabilities	248,605	242,006
Total liabilities	576,317	526,412

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 44,215 issued and 38,867 outstanding on July 30, 2022 and 43,880 shares issued and outstanding on January 29, 2022	442	439
Treasury stock, at cost; 5,348 and 0 shares, respectively	(52,057)	—
Additional paid-in capital	91,976	90,851
Accumulated earnings	239,491	222,879
Total stockholders' equity	279,852	314,169
Total liabilities and stockholders' equity	$856,169	$840,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net sales	$351,021	$361,778	$660,526	$688,770
Cost of goods sold	233,482	241,724	443,896	464,669
Gross profit	117,539	120,054	216,630	224,101

Selling, general, and administrative expenses	97,023	95,870	193,108	186,289
Income from operations	20,516	24,184	23,522	37,812
Interest expense	767	266	1,334	492
Income before income taxes	19,749	23,918	22,188	37,320
Income tax expense	5,135	6,195	5,576	9,147
Net income	$14,614	$17,723	$16,612	$28,173
Earnings per share:
Basic	$0.35	$0.40	$0.39	$0.64
Diluted	$0.35	$0.40	$0.38	$0.63
Weighted average shares outstanding:
Basic	41,962	43,860	42,950	43,775
Diluted	42,194	44,716	43,180	44,600

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended July 30, 2022 and July 31, 2021
	Common Stock		Restricted nonvoting Common Stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 1, 2021	43,831	$438	—	$—	—	$—	$88,560	$124,859	$213,857
Stock based compensation	—	—	—	—	—	—	1,027	—	1,027
Net Income	—	—	—	—	—	—	—	17,723	17,723
Balance at July 31, 2021	43,831	$438	—	$—	—	$—	$89,587	$142,582	$232,607

Balance at April 30, 2022	44,121	$441	—	$—	—	$—	$90,362	$224,877	$315,680
Repurchase of treasury stock	—	—	—	—	5,348	(52,057)	—	—	(52,057)
Vesting of restricted stock units	30	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—	—	—	525	—	526
Stock based compensation	—	—	—	—	—	—	1,091	—	1,091
Net income	—	—	—	—	—	—	—	14,614	14,614
Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852

For the Twenty-Six Weeks Ended July 30, 2022 and July 31, 2021
	Common Stock		Restricted nonvoting common stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 30, 2021	43,623	$436	—	$—	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	208	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,269)	—	(2,269)
Stock based compensation	—	—	—	—	—	—	2,043	—	2,043
Net income	—	—	—	—	—	—	—	28,173	28,173
Balance at July 31, 2021	43,831	$438	—	$—	—	$—	$89,587	$142,582	$232,607

Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	5,348	(52,057)	—	—	(52,057)
Vesting of restricted stock units	271	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,847)	—	(1,847)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—	—	—	525	—	526
Stock based compensation	—	—	—	—	—	—	2,449	—	2,449
Net income	—	—	—	—	—	—	—	16,612	16,612
Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852
The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021
Cash flows from operating activities:
Net income	$16,612	$28,173
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	15,137	12,116
Amortization of deferred financing fees	108	126
Amortization of definite lived intangible	36	20
Noncash lease expense	16,027	7,962
Deferred income taxes	(770)	(238)
Stock-based compensation	2,449	2,043
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	26	(35)
Operating lease liabilities	(15,276)	(13,926)
Merchandise inventories	(50,822)	(134,919)
Prepaid expenses and other	1,500	2,614
Accounts payable	38,269	32,351
Accrued expenses	(10,681)	(1,403)
Income taxes payable and receivable	(4,648)	(2,666)
Net cash provided by (used in) operating activities	7,967	(67,782)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(22,588)	(17,936)
Net cash used in investing activities	(22,588)	(17,936)
Cash flows from financing activities:
Net borrowings on line of credit	24,726	20,191
(Decrease) increase in book overdraft, net	(7,221)	4,891
Proceeds from issuance of common stock per employee stock purchase plan	525	—
Payments to acquire treasury stock	(52,057)	—
Payment of withholdings on restricted stock units	(1,844)	(2,269)
Payment of deferred financing costs	(508)	—
Net cash (used in) provided by financing activities	(36,379)	22,813
Net change in cash and cash equivalents	(51,000)	(62,905)
Cash and cash equivalents at beginning of period	57,018	65,525
Cash and cash equivalents at end of period	$6,018	$2,620

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,220	$492
Income taxes, net of refunds	10,993	12,051

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from	$23,972	$24,443
remeasurement of existing leases and addition of new leases
Purchases of property and equipment included in accounts payable and accrued expenses	$5,409	$6,541

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of July 30, 2022, the Company operated 126 stores in 29 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 29, 2022 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended July 30, 2022 are not necessarily indicative of the results to be obtained for the year ending January 28, 2023. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 30, 2022 (the “Fiscal 2021 Form 10-K”).

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of July 30, 2022 and January 29, 2022:

	July 30, 2022	January 29, 2022
Right of return assets, which are included in prepaid expenses and other	$2,438	$2,142
Estimated gift card contract liability, net of breakage	(20,551)	(23,128)
Estimated loyalty contract liability, net of breakage	(5,400)	(7,211)
Sales return liabilities, which are included in accrued expenses	(3,639)	(3,197)

For the 13 and 26 weeks ended July 30, 2022, the Company recognized approximately $351 and $785 in gift card breakage and approximately $991 and $1,595 in loyalty reward breakage. For the 13 and 26 weeks ended July 31, 2021, the Company recognized approximately $292 and $673 in gift card breakage and approximately $773 and $1,328 in loyalty reward breakage. For the 13 and 26 weeks ended July 30, 2022, the Company recognized revenue of $4,796 and $15,383 relating to contract liabilities that existed at January 29, 2022.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 30,	July 31,	July 30,	July 31,
Department	Product Offerings	2022	2021	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	16.9%	17.8%	14.0%	14.7%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.1%	6.6%	7.0%	6.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	13.4%	15.1%	12.0%	13.4%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.7%	6.6%	6.5%	6.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	50.5%	48.1%	55.1%	53.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.4%	5.8%	5.4%	5.9%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment as of July 30, 2022 and January 29, 2022 were as follows:

	July 30,	January 29,
	2022	2022
Furniture, fixtures, and equipment	$122,815	$115,597
Leasehold improvements	150,385	143,064
Construction in progress	14,131	5,007
Total property and equipment, gross	287,331	263,668
Less accumulated depreciation and amortization	(150,179)	(135,364)
Total property and equipment, net	$137,152	$128,304

(5) Accrued Expenses

Accrued expenses consisted of the following as of July 30, 2022 and January 29, 2022:

	July 30,	January 29,
	2022	2022
Book overdraft	$9,031	$16,252
Unearned revenue	37,902	42,058
Accrued payroll and related expenses	18,135	26,309
Sales and use tax payable	7,058	8,788
Accrued construction costs	344	416
Other	18,570	15,189
Total accrued expenses	$91,040	$109,012

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

The Company determines whether a contract is or contains a lease at contract inception. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The Company's incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease. Additionally, the Company’s leases do not contain any material residual guarantees or material restrictive covenants.

In the 13 and 26 weeks ended July 30, 2022, the Company recorded a non-cash increase of $17,594 and $23,972 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Operating lease expense	$14,550	$13,836	$28,945	$27,702
Variable lease expense	4,760	4,282	9,062	8,557
Short-term lease expense	314	223	584	480
Total lease expense	$19,624	$18,341	$38,591	$36,739

In accordance with ASC 842, other information related to leases was as follows:

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021
Operating cash flows from operating leases	$(31,351)	$(29,209)
Cash paid for lease liabilities - operating leases	(31,351)	(29,209)

	As of July 30,	As of July 31,
	2022	2021

Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$23,972	$24,443
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.75	6
Weighted-average discount rate - operating leases	8.16%	8.33%

In accordance with ASC 842, maturities of operating lease liabilities as of July 30, 2022 were as follows:

Operating
Year Endings:	Leases
2022 (remainder)	32,389
2023	62,579
2024	54,350
2025	47,790
2026	42,625
Thereafter	151,658
Undiscounted cash flows	$391,391
Reconciliation of lease liabilities:
Present values	$285,791
Lease liabilities - current	42,195
Lease liabilities - noncurrent	243,596
Lease liabilities - total	$285,791
Difference between undiscounted and discounted cash flows	$105,600

The Company has excluded in the table above approximately $29.1 million of leases (undiscounted basis) that were entered into as of September 2, 2022. These leases will commence in 2022 and 2023 with lease terms of 10 years.

(7) Revolving Line of Credit

On May 27, 2022, Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of Holdings, as lead borrower, Holdings and other subsidiaries of the Company, each as borrowers or guarantors, and Wells Fargo Bank, National Association (“Wells Fargo”), with a consortium of banks led by Wells Fargo, entered into an Amended and Restated Credit Agreement (as amended, restated, supplemented or otherwise modified, the “Credit Agreement”). The Credit Agreement governs the Company’s senior secured revolving credit facility (“Revolving Line of Credit”).  The Revolving Line of Credit provides borrowing capacity of up to $350,000, subject to a borrowing base calculation.

In conjunction with the Credit Agreement, the Company incurred $508 of fees paid to various parties which were capitalized. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

As of July 30, 2022 and January 29, 2022, the Company had $105,719 and $76,976, in outstanding revolving loans under the Revolving Line of Credit and the Company’s previous revolving line of credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $14,939 and $10,923 as of July 30, 2022 and January 29, 2022, respectively. As of July 30, 2022, the Company had stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR, at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Amended Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base and contains customary events of default. The Revolving Line of Credit matures on May 27, 2027.

Each of the subsidiaries of Holdings is a borrower under the Revolving Line of Credit, and all obligations under the Revolving Line of Credit are guaranteed by Holdings. All of the obligations under the Revolving Line of Credit are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the Revolving Line of Credit is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

As of July 30, 2022 and January 29, 2022, the Credit Agreement and the Company’s prior credit agreement had $733 and $333, respectively, in deferred financing fees. During the 13 and 26 weeks ended July 30, 2022, the Company recognized $46 and $108 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 26 weeks ended July 31, 2021, the Company recognized $63 and $126 of non-cash interest expense with respect to the amortization of deferred financing fees.

For the 13 and 26 weeks ended July 30, 2022, gross borrowings under the Revolving Line of Credit and the Company’s prior revolving line of credit were $379,778 and $752,494, respectively. For the 13 and 26 weeks ended July 31, 2021 gross borrowing under the Company’s prior revolving line of credit were $434,702 and $792,180, respectively. For the 13 and 26 weeks ended July 30, 2022, gross paydowns under the Revolving Line of Credit and the Company’s prior revolving line of credit were $387,886 and $725,525, respectively. For the 13 and 26 weeks ended July 31, 2021, gross paydowns under the Company’s prior revolving line of credit were $397,830 and $755,470, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of July 30, 2022, from being used to pay any dividends without prior written consent from the financial institutions party to the Company’s Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax expense of $5,135 and $6,195, respectively, in the 13 weeks ended July 30, 2022 and July 31, 2021. The Company’s effective tax rate for the 13 weeks ended July 30, 2022 and July 31, 2021 was 26.0% and 25.9%, respectively. The Company recognized income tax expense of $5,576 and $9,147, respectively, in the 26 weeks ended July 30, 2022 and July 31, 2021. The Company’s effective tax rate for the 26 weeks ended July 30, 2022 and July 31, 2021 was 25.1% and 24.5%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(9) Stockholder’s Equity

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Net income	$14,614	$17,723	$16,612	$28,173
Weighted-average shares of common stock outstanding:
Basic	41,962	43,860	42,950	43,775
Dilutive effect of common stock equivalents	232	856	230	825
Diluted	42,194	44,716	43,180	44,600
Basic earnings per share	$0.35	$0.40	$0.39	$0.64
Diluted earnings per share	$0.35	$0.40	$0.38	$0.63
Restricted stock units considered anti-dilutive and excluded in the calculation	166	2	150	5

Treasury Stock

On March 24, 2022 the Company announced that its Board of Directors authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million outstanding shares of the Company’s common stock, $.01 par value per share commencing on March 31, 2022 (the “Commencement Date”). The Repurchase Program will terminate on the first anniversary of the Commencement Date. During the 13 weeks ended July 30, 2022 the Company repurchased approximately 5.3 million shares of its common stock for $52.1 million, utilizing cash on hand.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended July 30, 2022 the Company recognized total stock-based compensation expense of $1,091 and $2,449. During the 13 and 26 weeks ended July 31, 2021, the Company recognized total stock-based compensation expense of $1,027 and $2,043. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of July 30, 2022, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,637. As of July 30, 2022, there were 1,366 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock were authorized. For the 13 weeks ended July 30, 2022, 64 shares were issued under the ESPP and, as of July 30, 2022, the number of shares available for issuance was 310.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended July 30, 2022, the Company issued 47 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $9.65 per share. During the 26 weeks ended July 30, 2022, the Company issued 188 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $10.88 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2022, 2023, and 2024 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 376, and the “target” number of shares subject to the award is 188 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended July 31, 2021, the Company did not issue any nonvested performance-based stock awards.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(89)	5.47
Vested	(168)	3.49
Balance at July 30, 2022	418	$8.31

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(13)	5.63
Vested	(22)	4.91
Balance at July 31, 2021	589	$5.13

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended July 30, 2022, the Company issued 110 and 418 nonvested stock units, respectively, to employees and directors of the Company at an average value of $9.51 and $10.82 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary. The shares issued to directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	418	10.82
Forfeitures	(139)	11.41
Vested	(260)	8.19
Balance at July 30, 2022	948	$12.18

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	249	17.33
Forfeitures	(38)	8.02
Vested	(325)	5.45
Balance at July 31, 2021	665	$9.45

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

The following table shows the fair value measurements of the Company on a recurring basis:

			Fair Value as of	Fair Value as of
Asset	Type	Measurement Level	July 30, 2022	January 29, 2022
Short-term Investments (1)	Cash and Cash Equivalents (2)	Level 1	$-	$55,000

(1)	Fair value approximates carrying value because maturities are less than three months.
(2)	Cash equivalents are money market funds held by the Company.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 127 stores in 29 states, totaling approximately 4.8 million gross square feet. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

COVID-19 Pandemic

Since the beginning of the COVID-19 pandemic in mid-March 2020 and continuing into the second quarter of 2022, we experienced a significant increase in sales from pre-pandemic sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. While our same store sales decreased by 9.4% during the second quarter of 2022 compared to the second quarter of 2021, when compared to the second quarter of 2019, same store sales increased by 31.7%.

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

Opening new stores and acquiring store locations is also an important part of our growth strategy. While our target is to grow square footage at a rate of 5%-10% annually, we may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.5	66.8	67.2	67.5
Gross profit	33.5	33.2	32.8	32.5
Selling, general, and administrative expenses	27.6	26.5	29.2	27.0
Income from operations	5.9	6.7	3.6	5.5
Interest expense	0.2	0.1	0.2	0.1
Income before income taxes	5.7	6.6	3.4	5.4
Income tax expense	1.5	1.7	0.8	1.3
Net income	4.2%	4.9%	2.6%	4.1%
Adjusted EBITDA	8.7%	9.7%	6.6%	8.5%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 30,	July 31,	July 30,	July 31,
Department	Product Offerings	2022	2021	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	16.9%	17.8%	14.0%	14.7%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.1%	6.6%	7.0%	6.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	13.4%	15.1%	12.0%	13.4%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.7%	6.6%	6.5%	6.4%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	50.5%	48.1%	55.1%	53.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.4%	5.8%	5.4%	5.9%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended July 30, 2022 Compared to Thirteen Weeks Ended July 31, 2021

Net Sales. Net sales decreased by $10.8 million, or 3.0%, to $351.0 million during the 13 weeks ended July 30, 2022 compared to $361.8 million in the corresponding period of fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we began to see the impact of consumer inflationary pressures and recessionary concerns, partially offset by our opening of 12 new stores since July 31, 2021. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $25.1 million to net sales. Same store sales decreased by 9.4% for the 13 weeks ended July 30, 2022 compared to the comparable 13-week period of fiscal year 2021, primarily driven by a decrease in demand across most product categories due to consumer inflationary pressures and recessionary concerns.

Our hunting and shooting and apparel categories saw increases of $3.3 million and $1.2 million, respectively, in the second quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021 due to the opening of

12 new stores since July 31, 2021. Our fishing, camping, optics, electronics and accessories and footwear categories saw decreases of $7.7 million, $5.1 million, $4.2 million and $0.6 million, respectively, in the second quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. Within the hunting and shooting department, our firearm category saw a decrease of $3.0 million or 4.2%, while our ammunition category saw an increase of $2.9 million or 5.6% in the second quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. The decrease seen in the firearm category is primarily due to the impact of consumer inflationary pressures and recessionary concerns, partially offset by the opening of 12 new stores since July 31, 2021. The increase in the ammunition category is due to a decrease in supply chain disruptions in this category as well as the opening of 12 new stores since July 31, 2021.

With respect to same store sales, during the 13 weeks ended July 30, 2022, our fishing, optics, electronics and accessories, camping, footwear, hunting and shooting and apparel departments saw decreases of 18.5%, 18.1%, 13.5%, 7.1%, 6.1% and 1.4%, respectively, as we began to see the impact of consumer inflationary pressures and recessionary concerns. As of July 30, 2022, we had 114 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $117.5 million during the 13 weeks ended July 30, 2022 compared to $120.1 million for the corresponding period of fiscal year 2021. As a percentage of net sales, gross profit increased to 33.5% for the 13 weeks ended July 30, 2022, compared to 33.2% for the corresponding period of fiscal year 2021 primarily driven by increased product margins and favorable shipping, freight and logistical expenses during the period compared to the prior year as we slowed inventory receipts in response to consumer demand. These increases were partially offset by unfavorable product mix.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $1.2 million, or 1.2%, to $97.0 million during the 13 weeks ended July 30, 2022 from $95.9 million for the comparable 13-week period of fiscal year 2021. This increase was primarily due to an increase in other selling, general and administrative expenses of $2.5 million, which was largely the result of a return to pre-pandemic levels of marketing activities compared to the comparable 13-week period of fiscal 2021. We also saw increases in depreciation, rent and management recruiting expenses of $1.4 million, $1.3 million, and $0.7 million, respectively, during the 13 weeks ended July 30, 2022 primarily related to the opening of 12 new stores since July 31, 2021 and the recruiting and hiring of key senior managers. These increases were offset by a decrease in acquisition costs of $2.5 million due to the terminated merger with Great Outdoors Group, a decrease in payroll expense of $1.7 million primarily due to store operational efficiencies and by pre-opening expenses of $0.6 million due to the timing of opening new stores. As a percentage of net sales, selling, general, and administrative expenses increased to 27.6% of net sales in the second quarter of fiscal year 2022, compared to 26.5% of net sales in the second quarter of fiscal year 2021, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $0.5 million, or 166.7%, to $0.8 million during the 13 weeks ended July 30, 2022 from $0.3 million for the comparable 13-week period of fiscal year 2021. Interest expense increased primarily as a result of increased borrowings and higher interest rates on our revolving credit facility during the second quarter of fiscal year 2022 compared to the second quarter of fiscal year 2021.

Income Taxes. We recognized income tax expense of $5.1 million during the 13 weeks ended July 30, 2022 compared to an income tax expense of $6.2 million during the comparable 13-week period of fiscal year 2021. Our effective tax rates for the 13 weeks ended July 30, 2022 and July 31, 2021 were 26.0% and 25.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended July 30, 2022 Compared to Twenty-Six Weeks Ended July 31, 2021

Net Sales. Net sales decreased by $28.3 million, or 4.1%, to $660.5 million during the 26 weeks ended July 30, 2022 compared to $688.8 million in the corresponding period of fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures and recessionary concerns. These headwinds were partially offset by our opening of 12 new stores since July 31, 2021. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $45.1 million to net sales. Same store sales decreased by 10.4% for the

26 weeks ended July 30, 2022 compared to the comparable 26-week period of fiscal year 2021, primarily driven by decreases in most of our categories.

Our apparel category saw an increase of $1.5 million during the 26 weeks ended July 30, 2022 compared to the comparable 26-week period of fiscal year 2021 primarily due to the opening of 12 new stores since July 31, 2021. Our fishing, camping, optics, electronics and accessories, hunting and shooting and footwear categories saw decreases of $13.1 million, $8.5 million, $7.0 million, $1.9 million and $0.9 million, respectively, during the 26 weeks ended July 30, 2022 compared to the comparable 26-week period of fiscal year 2021. Within the hunting and shooting department, our firearm category saw a decrease of $11.9 million or 7.3%, while our ammunition category saw an increase of $8.5 million or 8.0% during the 26 weeks ended July 30, 2022 compared to the comparable 26-week period of fiscal year 2021. The decrease seen in the firearm category is primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures and recessionary concerns. These headwinds were partially offset by the opening of 12 new stores since July 31, 2021. The increase in the ammunition category is due to a decrease in supply chain disruptions in this category as well as the opening of 12 new stores since July 31, 2021.

With respect to same store sales, during the 26 weeks ended July 30, 2022, our fishing, optics, electronics and accessories, camping, hunting and shooting, footwear and apparel departments saw decreases of 18.9%, 17.1%, 14.0%, 8.1%, 7.0% and 2.8%, respectively, primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures and recessionary concerns. As of July 30, 2022, we had 114 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $216.6 million during the 26 weeks ended July 30, 2022 compared to $224.1 million for the corresponding period of fiscal year 2021 primarily due to lower net sales. As a percentage of net sales, gross profit increased to 32.8% for the 26 weeks ended July 30, 2022, compared to 32.5% for the corresponding period of fiscal year 2021 primarily driven by increased product margins across most departments and decreased shipping, freight and logistical expenses during the period compared to the prior year as we slowed inventory receipts in response to consumer demand.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $6.8 million, or 3.7%, to $193.1 million during the 26 weeks ended July 30, 2022 from $186.3 million for the comparable 13-week period of fiscal year 2021. This increase was primarily due to an increase in other selling, general and administrative expenses of $7.1 million, which was largely the result of a return to pre-pandemic levels of marketing and travel activities compared to the comparable 26-week period of fiscal 2021. We also had increased pre-opening expenses of $0.1 million due to the timing of opening new stores, as well as increases in depreciation, rent and management recruiting expenses of $3.0 million, $1.9 million, and $0.9 million, respectively, during the 26 weeks ended July 30, 2022 primarily related to the opening of 12 new stores since July 31, 2021 and the recruiting and hiring of key senior managers. These increases were offset by a decrease in acquisition costs of $5.3 million due to the terminated merger with Great Outdoors Group and a decrease in payroll expense of $0.9 million primarily due to store operational efficiencies. As a percentage of net sales, selling, general, and administrative expenses increased to 29.2% of net sales in the first 26 weeks of fiscal year 2022, compared to 27.0% of net sales in the first 26 weeks of fiscal year 2021, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $0.8 million, or 160.0%, to $1.3 million during the 26 weeks ended July 30, 2022 from $0.5 million for the comparable 26-week period of fiscal year 2021. Interest expense increased primarily as a result of increased borrowings and higher interest rates on our revolving credit facility during the first 26 weeks of fiscal year 2022 compared to the first 26 weeks of fiscal year 2021.

Income Taxes. We recognized income tax expense of $5.6 million compared to an income tax expense of $9.1 million during the 26 weeks ended July 30, 2022 and July 31, 2021, respectively. Our effective tax rate for the 26 weeks ended July 30, 2022 and July 31, 2021 was 25.1% and 24.5%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Capital Expenditures. For the 26 weeks ended July 30, 2022, we incurred approximately $22.6 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures between $48 million and $55 million for fiscal year 2022 primarily to refurbish some of our existing stores and to open up to 10 new stores in fiscal year 2022. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of July 30, 2022, $105.7 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after July 30, 2022 our interest payments would be approximately $3.5 million for fiscal year 2022 based on the interest rate at July 30, 2022. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Operating Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For the remainder of 2022, our expected operating lease payments will be $32.4 million and our total committed lease payments are $391.4 million as of July 30, 2022. Other operating lease obligations consist of distribution center equipment. Additional information regarding our operating leases is available in our Fiscal 2021 Form 10-K.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled.

Share Repurchase Authorization. Our board authorized a share repurchase program to allow for the repurchase of up to $75.0 million of outstanding shares of our common stock for the period from March 31, 2022 to March 31, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of July 30, 2022, we had repurchased 5,348,000 shares of our common stock for $52.1 million, utilizing cash on hand.

Cash Flows

Cash flows from operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 30,	July 31,
	2022	2021

	(in thousands)
Cash flows provided by (used in) operating activities	$7,967	$(67,782)
Cash flows used in investing activities	(22,588)	(17,936)
Cash (used in) provided by financing activities	(36,379)	22,813
Cash at end of period	6,018	2,620

Net cash provided by operating activities was $8.0 million for the 26 weeks ended July 30, 2022, compared to cash used in operating activities of $67.8 million for the corresponding period of fiscal year 2021, a change of approximately $75.8 million. The increase in our cash flows from operating activities was primarily the result of a normalization of our inventory levels in fiscal year 2022 compared to a focus on building up inventory during the first 26 weeks of fiscal 2021.

Net cash used in investing activities was $22.6 million for the 26 weeks ended July 30, 2022 compared to $17.9 million for the corresponding period of fiscal year 2021. For the 26 weeks ended July 30, 2022, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores.

Net cash used in financing activities was $36.4 million for the 26 weeks ended July 30, 2022, compared to net cash provided in financing activities of $22.8 million for the corresponding period of fiscal year 2021, a change of approximately $59.2 million. The increase in cash used in financing activities was primarily the result of our use of $52.1 million to repurchase our common stock.

Indebtedness

As of July 30, 2022, we maintained a $350.0 million revolving credit facility, with $105.7 million outstanding. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. As of July 30, 2022, we had $203.2 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Each of the subsidiaries of Holdings is a borrower under the revolving credit facility, and all obligations under the revolving credit facility are guaranteed by Holdings. All of the obligations under the revolving credit facility are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of July 30, 2022, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA for the 13 and 26 weeks ended July 30, 2022 and July 31, 2021.

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 30,	July 31,	July 30,	July 31,
	2022	2021	2022	2021

	(dollars in thousands)
Net income (loss)	$14,614	$17,723	$16,612	$28,173
Interest expense	767	266	1,334	492
Income tax expense (benefit)	5,135	6,195	5,576	9,147
Depreciation and amortization	7,762	6,360	15,173	12,136
Stock-based compensation expense (1)	1,091	1,027	2,449	2,043
Pre-opening expenses (2)	553	1,183	1,504	1,378
Acquisition costs (3)	—	2,461	—	5,306
Executive transition costs (4)	704	—	925	—
Adjusted EBITDA	$30,626	$35,215	$43,573	$58,675

Net sales	$351,021	$361,778	$660,526	$688,770
Net income margin	4.2%	4.9%	2.5%	4.1%
Adjusted EBITDA margin (5)	8.7%	9.7%	6.6%	8.5%
(1)	Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan and Employee Stock Purchase Plan.
(2)	Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)	The 13 and 26 weeks ended July 31, 2021, included $2.5 and $5.3 million of expenses incurred relating to the terminated merger with Great Outdoors Group.
(4)	Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(5)	We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to LIBOR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at July 30, 2022, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.1 million. We do not expect that the change in interest rates as a result of the amendment to our credit agreement entered into after July 30, 2022 will materially increase our interest rates. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 30, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the 26 weeks ended July 30, 2022 (dollars in thousands, except share and per share data):

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May yet Be Purchased Under the Program
May 1, 2022 to May 30, 2022	-	N/A	-	$ 75,000
May 31, 2022 to June 29, 2022	4,131,100	$ 9.69	4,131,100	$ 34,964
June 30, 2022 to July 30, 2022	1,216,900	$ 9.88	1,216,900	$ 22,943
Total	5,348,000	$ 9.73	5,348,000	$ 22,943

On March 24, 2022 the Company announced that its Board of Directors authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million outstanding shares of the Company’s common stock, $.01 par value per share commencing on March 31, 2022 (the “Commencement Date”). The Repurchase Program will terminate on the first anniversary of the Commencement Date. During the fiscal quarter ended July 30, 2022 the Company repurchased a total of 5,348,000 shares of its common stock for $52.1 million, utilizing cash on hand.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 2, 2022	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 2, 2022	By:	/s/ Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)