Form 10-Q
period 2022-10-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2022-12-08
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2022

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

As of December 8, 2022, the registrant had 37,697,436 shares of common stock, $0.01 par value per share, outstanding.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our third fiscal quarters ended October 29, 2022 and October 30, 2021 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2022 and the third quarter of fiscal year 2021 respectively. Fiscal year 2022 contains 52 weeks of operations and will end on January 28, 2023. Fiscal year 2021 contained 52 weeks of operations and ended on January 29, 2022.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Per Share Data

(unaudited)

	October 29,	January 29,
	2022	2022
Assets
Current assets:
Cash and cash equivalents	$2,560	$57,018
Accounts receivable, net	1,685	1,937
Merchandise inventories	485,156	386,560
Prepaid expenses and other	19,182	21,955
Total current assets	508,583	467,470
Operating lease right of use asset	267,842	243,047
Property and equipment, net	147,031	128,304
Goodwill	1,496	1,496
Definite lived intangibles, net	404	264
Total assets	$925,356	$840,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$130,119	$58,916
Accrued expenses	93,054	109,012
Income taxes payable	4,984	9,500
Operating lease liability, current	43,440	40,924
Revolving line of credit	105,064	66,054
Total current liabilities	376,661	284,406
Long-term liabilities:
Deferred income taxes	4,294	5,779
Operating lease liability, noncurrent	261,095	236,227
Total long-term liabilities	265,389	242,006
Total liabilities	642,050	526,412

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,697 and 43,880 shares issued and outstanding, respectively	377	439
Additional paid-in capital	79,169	90,851
Accumulated earnings	203,760	222,879
Total stockholders' equity	283,306	314,169
Total liabilities and stockholders' equity	$925,356	$840,581

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net sales	$359,720	$401,014	$1,020,246	$1,089,784
Cost of goods sold	238,898	271,392	682,794	736,061
Gross profit	120,822	129,622	337,452	353,723

Selling, general, and administrative expenses	102,322	99,974	295,430	286,263
Income from operations	18,500	29,648	42,022	67,460
Interest expense	1,187	413	2,521	905
Income before income taxes	17,313	29,235	39,501	66,555
Income tax expense	4,436	7,372	10,012	16,519
Net income	$12,877	$21,863	$29,489	$50,036
Earnings per share:
Basic	$0.34	$0.50	$0.71	$1.14
Diluted	$0.33	$0.49	$0.71	$1.13
Weighted average shares outstanding:
Basic	38,414	43,878	41,438	43,809
Diluted	38,681	44,582	41,672	44,471

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended October 29, 2022 and October 30, 2021
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at July 31, 2021	43,831	$438	—	$—	—	$—	$89,587	$142,582	$232,607
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(88)	—	(88)
Stock based compensation	48	—	—	—	—	—	194	—	194
Net Income	—	—	—	—	—	—	—	21,863	21,863
Balance at October 30, 2021	43,879	$438	—	$—	—	$—	$89,693	$164,445	$254,576

Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852
Repurchase of treasury stock	—	—	—	—	1,193	(10,354)	—	—	(10,354)
Retirement of treasury stock	(6,541)	(65)	—	—	(6,541)	62,411	(13,738)	(48,608)	—
Vesting of restricted stock units	23	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(146)	—	(146)
Stock based compensation	—	—	—	—	—	—	1,077	—	1,077
Net income	—	—	—	—	—	—	—	12,877	12,877
Balance at October 29, 2022	37,697	$377	—	$—	—	$—	$79,169	$203,760	$283,306

For the Thirty-Nine Weeks Ended October 29, 2022 and October 30, 2021
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders
	Common Stock		common stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 30, 2021	43,623	$436	—	$—	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	256	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,356)	—	(2,356)
Stock based compensation	—	—	—	—	—	—	2,236	—	2,236
Net income	—	—	—	—	—	—	—	50,036	50,036
Balance at October 30, 2021	43,879	$438	—	$—	—	$—	$89,693	$164,445	$254,576

Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	6,541	(62,411)	—	—	(62,411)
Retirement of treasury stock	(6,541)	(65)	—	—	(6,541)	62,411	(13,738)	(48,608)	—
Vesting of restricted stock units	294	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,993)	—	(1,993)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—	—	—	525	—	526
Stock based compensation	—	—	—	—	—	—	3,526	—	3,526
Net income	—	—	—	—	—	—	—	29,489	29,489
Balance at October 29, 2022	37,697	$377	—	$—	—	$—	$79,169	$203,760	$283,306

The accompanying notes are an integral part of these condensed consolidated financial statements

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2022	2021
Cash flows from operating activities:
Net income	$29,489	$50,036
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	22,961	18,778
Amortization of deferred financing fees	146	188
Amortization of definite lived intangible	51	23
Noncash lease expense	21,169	21,204
Deferred income taxes	(1,486)	(558)
Stock-based compensation	3,526	2,236
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	252	(103)
Operating lease liabilities	(18,580)	(20,915)
Merchandise inventories	(98,596)	(185,063)
Prepaid expenses and other	3,135	(781)
Accounts payable	68,327	41,723
Accrued expenses	(11,369)	(2,694)
Income taxes payable and receivable	(4,516)	(2,417)
Net cash provided by (used in) operating activities	14,509	(78,343)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(38,477)	(38,463)
Net cash used in investing activities	(38,477)	(38,463)
Cash flows from financing activities:
Net borrowings on line of credit	39,010	57,551
Decrease in book overdraft	(5,113)	(1,382)
Proceeds from issuance of common stock per employee stock purchase plan	525	—
Payments to acquire treasury stock	(62,411)	—
Payment of withholdings on restricted stock units	(1,993)	(2,356)
Payment of deferred financing costs	(508)	—
Net cash (used in) provided by financing activities	(30,490)	53,813
Net change in cash and cash equivalents	(54,458)	(62,993)
Cash and cash equivalents at beginning of period	57,018	65,525
Cash and cash equivalents at end of period	$2,560	$2,532

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,349	$905
Income taxes, net of refunds	16,014	19,494

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$46,050	$27,979
Purchases of property and equipment included in accounts payable and accrued expenses	$7,223	$6,606

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements (Unaudited)

Amounts reported in thousands, except per share data and store count data

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 29, 2022, the Company operated 130 stores in 30 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 29, 2022 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 29, 2022 are not necessarily indicative of the results to be obtained for the year ending January 28, 2023. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 29, 2022 filed with the SEC on March 30, 2022 (the “Fiscal 2021 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2021 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

Share Retirement

The Company periodically repurchases and retires stock through a board authorized repurchase program. When shares are retired as part of this program the repurchased shares are returned to a status of authorized but unissued. The Company's policy to account for the retired shares is to allocate the excess of the repurchase price over the par value of shares acquired to Additional Paid in Capital ("APIC") and Retained Earnings. The portion allocated to APIC is determined by dividing the number of retired shares by the number of shares issued as of the retirement date. This ratio is applied to the balance of APIC as of the retirement date. Any remaining amount of the excess of the repurchase price over the par value not allocated to APIC reduces Retained Earnings.

Recently Adopted Accounting Pronouncements

In March 2020, the FASB issued (ASU) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides temporary optional expedients and exceptions to existing guidance on contract modifications and hedge accounting to facilitate the market transition from existing reference rates, such as the London Inter-Bank Offered Rate (“LIBOR”), certain tenors of which were phased out in 2021, to alternate reference rates, such as the Secured Overnight Financing Rate ("SOFR").

The Company adopted ASU 2020-04 on May 27, 2022 in connection with the Amended and Restated Credit Agreement, which converted the reference rate from LIBOR to SOFR. In addition, the Company elected the optional expedient offered under the Accounting Standards Codification 848, Reference Rate Reform, which allows for leases to be accounted for as a continuation of an existing contract with no reassessment or remeasurement of the lease payments, classifications or discount rates.

See Note 7 for further discussion on the Revolving Line of Credit.

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

As it relates to e-commerce sales, the Company accounts for shipping and handling as fulfillment activities, and not as a separate performance obligation. Accordingly, the Company recognizes revenue for only one performance obligation, the sale of the product, at the shipping point (when the customer gains control). The costs associated with fulfillment are recorded in costs of goods sold.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of October 29, 2022 and January 29, 2022:

	October 29, 2022	January 29, 2022
Right of return assets, which are included in prepaid expenses and other	$2,729	$2,142
Estimated gift card contract liability, net of breakage	(22,147)	(23,128)
Estimated loyalty contract liability, net of breakage	(5,585)	(7,211)
Sales return liabilities, which are included in accrued expenses	(4,073)	(3,197)

During the 13 and 39 weeks ended October 29, 2022, the Company recognized approximately $333 and $1,118 in gift card breakage and approximately $829 and $2,425 in loyalty reward breakage. During the 13 and 39 weeks ended October 30, 2021, the Company recognized approximately $275 and $948 in gift card breakage and approximately $1,581 and $4,202 in loyalty reward breakage. During the 13 and 39 weeks ended October 29, 2022, the Company recognized revenue of $3,021 and $18,404 relating to contract liabilities that existed at January 29, 2022.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 39 weeks ended October 29, 2022 and October 30, 2021, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 29,	October 30,	October 29,	October 30,
Department	Product Offerings	2022	2021	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.6%	12.6%	13.5%	13.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.5%	9.1%	8.2%	7.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	6.8%	7.7%	10.2%	11.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.2%	6.4%	6.7%	6.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.9%	55.4%	55.0%	53.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	8.0%	8.8%	6.4%	7.4%
Total		100.0%	100.0%	100.0%	100.0%

(4)
Property and Equipment

Property and equipment as of October 29, 2022 and January 29, 2022 were as follows:

	October 29,	January 29,
	2022	2022
Furniture, fixtures, and equipment	$128,593	$115,597
Leasehold improvements	156,801	143,064
Construction in progress	19,657	5,007
Total property and equipment, gross	305,051	263,668
Less accumulated depreciation and amortization	(158,020)	(135,364)
Total property and equipment, net	$147,031	$128,304

(5) Accrued Expenses

Accrued expenses consisted of the following as of October 29, 2022 and January 29, 2022:

	October 29,	January 29,
	2022	2022
Book overdraft	$11,139	$16,252
Unearned revenue	37,603	42,058
Accrued payroll and related expenses	17,125	26,309
Sales and use tax payable	7,854	8,788
Accrued construction costs	942	416
Other	18,391	15,189
Total accrued expenses	$93,054	$109,012

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

In the 13 and 39 weeks ended October 29, 2022, the Company recorded a non-cash increase of $22,078 and $46,050 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Operating lease expense	$14,729	$14,365	$43,674	$42,067
Variable lease expense	4,635	4,173	13,697	12,730
Short-term lease expense	337	398	921	878
Total lease expense	$19,701	$18,936	$58,292	$55,675

In accordance with ASC 842, other information related to leases was as follows:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2022	2021
Operating cash flows from operating leases	$(47,402)	$(44,094)

	As of October 29,	As of October 30,
	2022	2021
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$46,050	$27,979
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.83	5.83
Weighted-average discount rate - operating leases	8.06%	8.29%

In accordance with ASC 842, maturities of operating lease liabilities as of October 29, 2022 were as follows:

Operating
Year Endings:	Leases
2022 (remainder)	$16,359
2023	66,188
2024	58,391
2025	51,831
2026	46,666
Thereafter	174,520
Undiscounted cash flows	$413,955
Reconciliation of lease liabilities:
Present values	$304,535
Lease liabilities - current	43,440
Lease liabilities - noncurrent	261,095
Lease liabilities - total	$304,535
Difference between undiscounted and discounted cash flows	$109,420

The Company has excluded in the table above approximately $41.8 million of leases (undiscounted basis) that were entered into as of December 8, 2022. These leases will commence in 2023 with lease terms of 10 years.

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

As of October 29, 2022 and January 29, 2022, the Company had $120,181 and $76,976, in outstanding revolving loans under the Revolving Line of Credit and the Company’s previous revolving line of credit, respectively. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $15,117 and $10,923 as of October 29, 2022 and January 29, 2022, respectively. As of October 29, 2022, the Company had stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

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

As of October 29, 2022 and January 29, 2022, the Credit Agreement and the Company’s prior credit agreement had $695 and $333, respectively, in deferred financing fees. During the 13 and 39 weeks ended October 29, 2022, the Company recognized $38 and $146 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 39 weeks ended October 30, 2021, the Company recognized $63 and $188 of non-cash interest expense with respect to the amortization of deferred financing fees.

During the 13 and 39 weeks ended October 29, 2022, gross borrowings under the Revolving Line of Credit and the Company’s prior revolving line of credit were $409,465 and $1,161,959, respectively. During the 13 and 39 weeks ended October 30, 2021 gross borrowing under the Company’s prior revolving line of credit were $477,879 and $1,270,059, respectively. During the 13 and 39 weeks ended October 29, 2022, gross paydowns under the Revolving Line of Credit and the Company’s prior revolving line of credit were $396,192 and $1,121,716, respectively. During the 13 and 39 weeks ended October 30, 2021, gross paydowns under the Company’s prior revolving line of credit were $441,531 and $1,197,001, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 29, 2022, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax expense of $4,436 and $7,372, respectively, in the 13 weeks ended October 29, 2022 and October 30, 2021. The Company’s effective tax rate during the 13 weeks ended October 29, 2022 and October 30, 2021 was 25.6% and 25.2%, respectively. The Company recognized income tax expense of $10,012 and $16,519, respectively, in the 39 weeks ended October 29, 2022 and October 30, 2021. The Company’s effective tax rate for the 39 weeks ended October 29, 2022 and October 30, 2021 was 25.3% and 24.8%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(9) Stockholders' Equity

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net income	$12,877	$21,863	$29,489	$50,036
Weighted-average shares of common stock outstanding:
Basic	38,414	43,878	41,438	43,809
Dilutive effect of common stock equivalents	267	704	234	662
Diluted	38,681	44,582	41,672	44,471
Basic earnings per share	$0.34	$0.50	$0.71	$1.14
Diluted earnings per share	$0.33	$0.49	$0.71	$1.13
Restricted stock units considered anti-dilutive and excluded in the calculation	136	8	171	26

Repurchase Program

On March 24, 2022 the Company announced that its Board of Directors had authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $0.01 par value per share commencing on March 31, 2022 (the “Commencement Date”). The Repurchase Program will terminate on the first anniversary of the Commencement Date. During the 13 weeks ended October 29, 2022, the Company repurchased approximately 1.2 million shares of its common stock for $10.4 million, utilizing cash on hand and available borrowings under our revolving credit facility. During the 39 weeks ended October 29, 2022 the Company repurchased approximately 6.5 million shares of its common stock for $62.4 million, utilizing cash on hand and available borrowings under our revolving credit facility. During the 13 weeks ended October 29, 2022 the Company has retired all repurchased stock.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended October 29, 2022 the Company recognized total stock-based compensation expense of $1,077 and $3,526. During the 13 and 39 weeks ended October 30, 2021, the Company recognized total stock-based compensation expense of $194 and $2,236. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of October 29, 2022, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,744. As of October 29, 2022, there were 1,202 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also has an Employee Stock Purchase Plan (“ESPP”) that was approved by shareholders in fiscal year 2015, under which 800 shares of common stock were authorized. During the 13 weeks ended October 29, 2022, no shares were issued under the ESPP and, as of October 29, 2022, the number of shares available for issuance was 310.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended October 29, 2022, the Company did not issue any nonvested performance-based stock awards to employees. During the 39 weeks ended October 29, 2022, the Company issued 188 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $10.88 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2022, 2023, and 2024 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 376, and the “target” number of shares subject to the award is 188 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended October 30, 2021, the Company did not issue any nonvested performance-based stock awards.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(169)	7.93
Vested	(168)	3.49
Balance at October 29, 2022	338	$7.75

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	—	—
Forfeitures	(111)	5.14
Vested	(22)	4.91
Balance at October 30, 2021	491	$5.13

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended October 29, 2022, the Company issued 6 and 424 nonvested stock units, respectively, to employees and directors of the Company at an average value of $10.06 and $10.81 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary. The shares issued to directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

During the 13 and 39 weeks ended October 30, 2021, the Company issued 110 and 359 nonvested stock units, respectively, to employees and directors of the Company at an average value of $17.44 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary. The shares issued to directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	424	10.81
Forfeitures	(173)	11.12
Vested	(317)	9.40
Balance at October 29, 2022	863	$12.07

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	359	17.44
Forfeitures	(191)	7.72
Vested	(330)	5.54
Balance at October 30, 2021	617	$11.37

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

The following table shows the fair value measurements of the Company on a recurring basis:

			Fair Value as of	Fair Value as of
Asset	Type	Measurement Level	October 29, 2022	January 29, 2022
Short-term Investments (1)	Cash and Cash Equivalents (2)	Level 1	$—	$55,000

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

TMS McCarthy, LP, Etc., Pltf. v. Sportsman’s Warehouse Southwest, Inc. Etc. Et Al., Dfts.- On June 23, 2020 TMS McCarthy, LP filed a complaint in the Superior Court of CA, County of Santa Clara against Sportsman’s Warehouse Southwest, Inc., a wholly owned subsidiary of Sportsman’s Warehouse Holdings Inc., claiming the Company wrongfully terminated the lease relating to one of its stores. The Company terminated the lease pursuant to terms of the Lease after local authorities issued shelter in place orders which precluded the Company from operating its business due to COVID-19. The Plaintiff filed a motion for summary adjudication that the Lease did not authorize the Company to terminate the Lease. The court granted the Plaintiff’s motion. The court’s ruling leaves for trial any remaining defenses and the determination of damages. The Company intends to appeal the court’s ruling on the motion for summary adjudication and to continue to vigorously defend the claims.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 131 stores in 30 states, totaling approximately 4.9 million gross square feet. We list the locations of our stores on our website, www.sportsmans.com. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

Since the beginning of the COVID-19 pandemic in mid-March 2020 and continuing into the third quarter of 2022, we experienced a significant increase in sales from pre-pandemic sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. While our net sales and same store sales remain elevated as compared to pre-COVID periods, we are experiencing a decrease in net sales and same store sales when compared with COVID-driven peak levels in 2021.

In addition to continued market disruptions caused by the COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. During the third quarter of 2022, our business continued to be impacted by consumer inflationary pressures and recession concerns. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected time frame, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, such as political trends, social unrest, inflationary pressures and recessionary trends;
•
consumer preferences, buying trends and overall economic trends;
•
changes or anticipated changes to laws and government regulations related to some of the products we sell, in particular regulations relating to the sale of firearms and ammunition;
•
the impact of the COVID-19 pandemic;
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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products, which could significantly affect our operations and financial results. State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022 Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022 a state court judge in Oregon temporarily blocked the enforcement of such legislation. We currently operate eight stores in the State of Oregon.

Opening new stores and acquiring store locations is also an important part of our growth strategy. We plan to open between 13 and 18 stores during fiscal year 2023 and are targeting 190 to 210 open store locations by the end of fiscal year 2025. We may deviate from these targets, including if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

We also have been scaling our e-commerce platform and increasing sales through our website, www.sportsmans.com.

We believe the key drivers to increasing our total net sales include:

•
increasing our total gross square footage by opening new stores and through strategic acquisitions;
•
increasing and improving same store sales in our existing markets;

•
increasing customer visits to our stores and improving our conversion rate through focused marketing efforts and continually high standards of customer service;
•
growing our loyalty and credit card programs; and
•
expanding our omni channel capabilities through larger assortment and inventory, expanded content and expertise and better user experience.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales for the periods indicated:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	66.4	67.7	66.9	67.5
Gross profit	33.6	32.3	33.1	32.5
Selling, general, and administrative expenses	28.4	24.9	29.0	26.3
Income from operations	5.2	7.4	4.1	6.2
Interest expense	0.3	0.1	0.2	0.1
Income before income taxes	4.9	7.3	3.9	6.1
Income tax expense	1.2	1.8	1.0	1.5
Net income	3.7%	5.5%	2.9%	4.6%
Adjusted EBITDA	8.1%	9.8%	7.1%	9.0%

The following table shows our sales during the periods presented by department:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 29,	October 30,	October 29,	October 30,
Department	Product Offerings	2022	2021	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.6%	12.6%	13.5%	13.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.5%	9.1%	8.2%	7.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	6.8%	7.7%	10.2%	11.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.2%	6.4%	6.7%	6.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.9%	55.4%	55.0%	53.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	8.0%	8.8%	6.4%	7.4%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 29, 2022 Compared to Thirteen Weeks Ended October 30, 2021

Net Sales. Net sales decreased by $41.3 million, or 10.3%, to $359.7 million during the 13 weeks ended October 29, 2022 compared to $401.0 million in the corresponding period of fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we continued to see the impact of consumer inflationary pressures and recessionary concerns, partially offset by our opening of 11 new stores since October 30, 2021. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $23.0 million to net sales. Same store sales decreased by 15.0% during the 13 weeks ended October 29, 2022 compared to the comparable 13-week period of fiscal year 2021, primarily driven by a decrease in demand across most product categories due to consumer inflationary pressures and recessionary concerns. Same store sales increased by 19.5% during the 13 weeks ended October 29, 2022 compared to the comparable 13-week period of fiscal year 2019, primarily driven by increased participation in most product categories.

Our apparel and footwear categories saw increases of $1.4 million and $0.3 million, respectively, in the third quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021 due to the opening of 11 new stores since October 30, 2021. Our hunting and shooting, fishing, camping and optics, electronics and accessories categories saw decreases of $25.0 million, $6.5 million, $5.1 million and $4.7 million, respectively, in the third quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. Within the hunting and shooting department, our firearm and ammunition categories saw decreases of $18.2 million and $7.8 million or 21.6% and 12.3%, respectively, in the third quarter of fiscal year 2022 compared to the comparable 13-week period of fiscal year 2021. The decreases seen in the firearm and ammunition categories were primarily due to the impact of consumer inflationary pressures and softening of demand within certain types of firearm categories, partially offset by the opening of 11 new stores since October 30, 2021.

With respect to same store sales, during the 13 weeks ended October 29, 2022, our fishing, hunting and shooting, optics, electronics and accessories, camping, footwear and apparel departments saw decreases of 25.3%, 17.0%, 16.1%, 14.0%, 3.8% and 1.2%, respectively, compared to the comparable 13-week period of fiscal year 2021 as we continued to see the impact of consumer inflationary pressures and recessionary concerns. As of October 29, 2022, we had 115 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $120.8 million during the 13 weeks ended October 29, 2022 compared to $129.6 million for the corresponding period of fiscal year 2021. As a percentage of net sales, gross profit increased to 33.6% during the 13 weeks ended October 29, 2022, compared to 32.3% for the corresponding period of fiscal year 2021 primarily driven by increased product margins, decreased shipping, freight and logistical expenses and favorable product mix.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $2.3 million, or 2.3%, to $102.3 million during the 13 weeks ended October 29, 2022 from $100.0 million for the comparable 13-week period of fiscal year 2021. This increase was primarily due to an increase in other selling, general and administrative expenses of $2.8 million, which was largely driven by a continued return to pre-pandemic levels of marketing and travel activities. We saw increases in depreciation, rent and management recruiting expenses of $1.2 million, $0.8 million, and $0.3 million, respectively, during the 13 weeks ended October 29, 2022 primarily related to the opening of 11 new stores since October 30, 2021 and the recruiting and hiring of key senior managers. These increases were offset by a decrease in acquisition costs of $1.1 million due to the terminated merger with Great Outdoors Group, a decrease in payroll expense of $1.3 million primarily due to store operational efficiencies and by pre-opening expenses of $0.3 million due to the timing of opening new stores. As a percentage of net sales, selling, general, and administrative expenses increased to 28.4% of net sales in the third quarter of fiscal year 2022, compared to 24.9% of net sales in the third quarter of fiscal year 2021, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $0.8 million, or 200.0%, to $1.2 million during the 13 weeks ended October 29, 2022 from $0.4 million for the comparable 13-week period of fiscal year 2021. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility and higher interest rates during the third quarter of fiscal year 2022 compared to the third quarter of fiscal year 2021.

Income Taxes. We recognized income tax expense of $4.4 million during the 13 weeks ended October 29, 2022 compared to an income tax expense of $7.4 million during the comparable 13-week period of fiscal year 2021. Our effective tax rates during the 13 weeks ended October 29, 2022 and October 30, 2021 were 25.6% and 25.2%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended October 29, 2022 Compared to Thirty-Nine Weeks Ended October 30, 2021

Net Sales. Net sales decreased by $69.5 million, or 6.4%, to $1,020.2 million during the 39 weeks ended October 29, 2022 compared to $1,089.8 million in the corresponding period of fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures and recessionary concerns. These headwinds were partially offset by our opening of 11 new stores since October 30, 2021. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $68.1 million to net sales. Same store sales decreased by 12.1% for the 39 weeks ended October 29, 2022 compared to the comparable 39-week period of fiscal year 2021, primarily driven by decreased demand in most of our product categories. Same store sales increased by 28.8% during the 39 weeks ended October 29, 2022 compared to the comparable 39-week period of fiscal year 2019, primarily driven by increased participation in most product categories.

Our apparel category saw an increase of $2.9 million during the 39 weeks ended October 29, 2022 compared to the comparable 39-week period of fiscal year 2021 primarily due to the opening of 11 new stores since October 30, 2021. Our hunting and shooting, fishing, camping, optics, electronics and accessories, and footwear categories saw decreases of $26.8 million, $19.6 million, $13.7 million, $11.7 million and $0.6 million, respectively, during the 39 weeks ended October 29, 2022 compared to the comparable 39-week period of fiscal year 2021. Within the hunting and shooting department, our firearm category saw a decrease of $30.0 million or 12.2%, while our ammunition category saw an increase of $6.4 million or 3.7% during the 39 weeks ended October 29, 2022 compared to the comparable 39-week period of fiscal year 2021. The decrease seen in the firearm category is primarily due to softening of demand within certain types of firearm categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures. These headwinds were partially offset by the opening of 11 new stores since October 30, 2021. The increase in the ammunition category is due to a decrease in supply chain disruptions in this category as well as the opening of 11 new stores since October 30, 2021.

With respect to same store sales, during the 39 weeks ended October 29, 2022, our fishing, optics, electronics and accessories, camping, hunting and shooting, footwear and apparel departments saw decreases of 20.5%, 16.7%, 14.0%, 11.5%, 5.8% and 2.1%, respectively, compared to the comparable 39-week period of fiscal year 2021 primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and the impact of current year consumer inflationary pressures and recessionary concerns. As of October 29, 2022, we had 115 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased to $337.5 million during the 39 weeks ended October 29, 2022 compared to $353.7 million for the corresponding period of fiscal year 2021 primarily due to lower net sales. As a percentage of net sales, gross profit increased to 33.1% for the 39 weeks ended October 29, 2022, compared to 32.5% for the corresponding period of fiscal year 2021 primarily driven by increased product margins across most departments and decreased shipping, freight and logistical expenses.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $9.2 million, or 3.2%, to $295.4 million during the 39 weeks ended October 29, 2022 from $286.3 million for the comparable 39-week period of fiscal year 2021. This increase was primarily due to an increase in other selling, general and administrative expenses of $9.2 million, which was largely driven by a return to pre-pandemic levels of marketing and travel activities. Depreciation, rent and management recruiting expenses of $4.2 million, $2.6 million, and $1.2 million, respectively, during the 39 weeks ended October 29, 2022 primarily related to the opening of 11 new stores since October 30, 2021 and the recruiting and hiring of key senior managers. These increases were offset by a decrease in acquisition costs of $6.4 million due to the terminated merger with Great Outdoors Group and a decrease in payroll expense of $2.2 million primarily due to store operational efficiencies. Preopening expenses decreased by $0.2 million. As a percentage of net sales, selling, general, and administrative expenses increased to 29.0% of net sales in the first 39 weeks of fiscal year 2022, compared to 26.3% of net sales in the 39 weeks of fiscal year 2021, due to the same reasons disclosed for the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $1.6 million, or 177.8%, to $2.5 million during the 39 weeks ended October 29, 2022 from $0.9 million for the comparable 39-week period of fiscal year 2021. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility and higher interest rates during the first 39 weeks of fiscal year 2022 compared to the first 39 weeks of fiscal year 2021.

Income Taxes. We recognized income tax expense of $10.0 million compared to an income tax expense of $16.5 million during the 39 weeks ended October 29, 2022 and October 30, 2021, respectively. Our effective tax rate for the 39 weeks ended October 29, 2022 and October 30, 2021 was 25.3% and 24.8%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Sources and Uses of Cash

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. For both the short-term and the long-term, our sources of liquidity to meet these needs have primarily been borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from banks and financial institutions. In addition, on December 2, 2021 we received a $55.0 million cash payment from Great Outdoors Group, LLC ("Great Outdoors Group") in connection with the termination of our previously pending merger with a subsidiary of Great Outdoors Group. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities for at least the next twelve months and beyond.

Material Cash Requirements

Our material cash requirements are primarily for opening and acquiring new store locations, along with our general operating expenses and other expenses discussed below.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. During fiscal 2021, we used cash to increase our inventory levels after the increased demand during the pandemic reduced our inventory. We have returned to more historical levels of inventory purchases during fiscal 2022

Operating Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For the remainder of 2022, our expected operating lease payments will be $16.4 million and our total committed lease payments are $414.0 million as of October 29, 2022. Other operating lease obligations consist of distribution center equipment. Additional information regarding our operating leases is available in our Fiscal 2021 Form 10-K.

Capital Expenditures. For the 39 weeks ended October 29, 2022, we incurred approximately $38.5 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures between $48 million and $55 million for fiscal year 2022 primarily to refurbish some of our existing stores and to open 9 new stores in fiscal year 2022. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of October 29, 2022, $120.2 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after October 29, 2022 our interest payments would be approximately $4.0 million for fiscal year 2022 based on the interest rate at October 29, 2022. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our board authorized a share repurchase program to allow for the repurchase of up to $75.0 million of outstanding shares of our common stock for the period from March 31, 2022 to March 31, 2023. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of October 29, 2022, we had repurchased 6,541,358 shares of our common stock for $62.4 million, utilizing cash on hand and available borrowings under our revolving credit facility.

Cash Flows

Cash flows from operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 29,	October 30,
	2022	2021
	(in thousands)
Cash flows provided by (used in) operating activities	$14,509	$(78,343)
Cash flows used in investing activities	(38,477)	(38,463)
Cash (used in) provided by financing activities	(30,490)	53,813
Cash at end of period	2,560	2,532

Net cash provided by operating activities was $14.5 million for the 39 weeks ended October 29, 2022, compared to cash used in operating activities of $78.3 million for the corresponding period of fiscal year 2021, a change of approximately $92.8 million. The increase in our cash flows from operating activities was primarily the result of a normalization of our inventory levels in fiscal year 2022 compared to a focus on building up inventory during the first 39 weeks of fiscal year 2021.

Net cash used in investing activities was $38.5 million for the 39 weeks ended October 29, 2022 compared to $38.5 million for the corresponding period of fiscal year 2021. For the 39 weeks ended October 29, 2022, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores.

Net cash used in financing activities was $30.5 million for the 39 weeks ended October 29, 2022, compared to net cash provided in financing activities of $53.8 million for the corresponding period of fiscal year 2021, a change of approximately $84.3 million. The increase in cash used in financing activities was primarily the result of our use of $62.4 million to repurchase our common stock.

Indebtedness

As of October 29, 2022, we maintained a $350.0 million revolving credit facility, with $120.2 million outstanding. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. As of October 29, 2022, we had $192.9 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of October 29, 2022, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

The following table presents a reconciliation of net income, the most directly comparable financial measure presented in accordance with GAAP, to Adjusted EBITDA during the 13 and 39 weeks ended October 29, 2022 and October 30, 2021.

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	(dollars in thousands)
Net income (loss)	$12,877	$21,863	$29,489	$50,036
Interest expense	1,187	413	2,521	905
Income tax expense (benefit)	4,436	7,372	10,012	16,519
Depreciation and amortization	7,839	6,665	23,012	18,801
Stock-based compensation expense (1)	1,077	194	3,526	2,237
Pre-opening expenses (2)	1,432	1,712	2,936	3,090
Acquisition costs (3)	—	1,113	—	6,419
Executive transition costs (4)	289	—	1,214	—
Adjusted EBITDA	$29,137	$39,332	$72,710	$98,007

Net sales	$359,720	$401,014	$1,020,246	$1,089,784
Net income margin	3.7%	5.5%	2.9%	4.6%
Adjusted EBITDA margin (5)	8.1%	9.8%	7.1%	9.0%

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
(3)
The 13 and 39 weeks ended October 30, 2021, included $1.1 and $6.4 million of expenses incurred relating to the terminated merger with Great Outdoors Group.
(4)
Expenses incurred relating to the recruitment and hiring of various key members of our senior management team. These events are not expected to be recurring.
(5)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at October 29, 2022, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.2 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Report. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 29, 2022.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the 13 weeks ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 12, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Other than as stated below, there have been no material changes in our risk factors from those set forth in our Fiscal 2021 Form 10-K.

Current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, may negatively impact the demand for our products and our ability to conduct our business.

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022 Oregon passed legislation that will, among other things, impose complex permitting and training requirements on the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022, a state court judge in Oregon temporarily blocked the enforcement of such legislation. We currently operate eight stores in the State of Oregon. In addition, Washington passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a five to 10 day waiting period on gun purchases. Similarly, Florida has raised the minimum age for firearms purchases to 21 with some exceptions. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

▪
federal, state or local laws and regulations or executive orders that prohibit or limit the sale of certain items we offer, such as firearms, black powder firearms, ammunition, bows, knives and similar products;
▪
the ATF, regulations, audit and regulatory policies that impact the process by which we sell firearms and ammunition and similar policies of state agencies that have concurrent jurisdiction, such as the CA DOJ;
▪
laws and regulations governing hunting and fishing;
▪
laws and regulations relating to the collecting and sharing of non-public customer information;
▪
laws and regulations relating to consumer products, product liability or consumer protection, including regulation by the Consumer Product Safety Commission and similar state regulatory agencies;
▪
laws and regulations relating to the manner in which we advertise, market or sell our products;
▪
labor and employment laws, including wage and hour laws;
▪
U.S. customs laws and regulations pertaining to proper item classification, quotas and the payment of duties and tariffs; and
▪
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the 13 weeks ended October 29, 2022 (dollars in thousands, except share and per share data):

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May yet Be Purchased Under the Program
July 31, 2022 to August 29, 2022	—	N/A	—	$22,942
August 30, 2022 to September 28, 2022	926,360	$8.69	926,360	$14,891
September 29, 2022 to October 29, 2022	266,998	$8.62	266,998	$12,589
Total	1,193,358	$8.67	1,193,358	$12,589

On March 24, 2022 the Company announced that its Board of Directors authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million outstanding shares of the Company’s common stock, $0.01 par value per share commencing on March 31, 2022 (the “Commencement Date”). The Repurchase Program will terminate on the first anniversary of the Commencement Date. During the 13 weeks ended October 29, 2022 the Company repurchased a total of 1,193,358 shares of its common stock for $10.4 million, utilizing cash on hand and the Revolving Line of Credit.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 8, 2022	By:	/s/ Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 8, 2022	By:	/s/ Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)