Form 10-K
period 2023-01-28
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2023-04-13
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-36401

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	39-1975614
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1475 West 9000 South Suite A West Jordan, Utah	84088
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (801) 566-6681

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.01 per share	SPWH	The Nasdaq Stock Market LLC (Nasdaq Global Select Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐ No ☒

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act: ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐ NO ☒

As of July 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant's common stock on The Nasdaq

Global Select Market on such date, was approximately $376 million. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of April 7, 2023 was 37,660,686.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2023 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant's 2022 fiscal year ended January 28, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K.

iii

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2022” refer to our fiscal year ended January 28, 2023; (ii) “fiscal year 2021” refer to our fiscal year ended January 29, 2022; and (iii) “fiscal year 2020” refer to our fiscal year ended January 30, 2021.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

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
•
our entrance into new markets or operations in existing markets, which may not be successful; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, rising interest rates and tightening credit markets on our operations.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I, Item 1A., Risk Factors,” “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-K, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public

iv

communications. You should evaluate all forward-looking statements made in this 10-K and otherwise in the context of these risks and uncertainties.

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

v

PART I

ITEM 1. BUSINESS

Overview

Sportsman’s Warehouse is an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories. We strive to accomplish this goal by tailoring our broad and deep merchandise assortment to meet local conditions and demand, offering everyday low prices and providing friendly support from our knowledgeable and highly trained staff. We also offer a top-tier e-commerce experience, extensive in-store events and educational programming. These core strategies help position Sportsman’s Warehouse as the “local outdoor experts” and the preferred place to not only shop, but to also share outdoor-based experiences in the communities we support and serve. As a result, we are growing our loyal customer base in existing markets, expanding our footprint into new markets, and increasing our omni-channel presence in both new and existing markets, which we believe will further drive our growth and profitability.

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 131 stores across 30 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 65,000 gross square feet, with an average size of approximately 38,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our value engineered store layout requires lower initial cash investments to build out and our stores generally require less square footage than the stores of our large retail competitors. We also have the largest assortment and offering of firearms available online for in-store purchase and buy-online-pickup-in-store when compared to the offerings of our major competitors. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 35,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), margins and returns on invested capital across a range of store sales volumes. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP, see "Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures."

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

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store and online offerings and features, including the use of technology to provide fishing reports and social media sharing with local market information for customers, access to hunting and fishing licenses, indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we host a variety of in-store programs (such as ladies’ nights and local events), contests (such as free-to-enter big-game trophy contests), thousands of educational seminars (such as turkey frying and firearm operation and safety). These programs are all designed to help our customers connect with the outdoors and build the skills necessary to maximize enjoyment of their chosen activities. As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which drives traffic and fosters customer loyalty.

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

Comprehensive Locally Relevant Merchandise Serving the Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

•
Locally Relevant Merchandise: We carry over 24,000 stock-keeping units (“SKUs”) on average in a single store, out of Sportsman’s Warehouse’s total current offering of over 250,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.
•
Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday low prices. Approximately 42% of our unit sales and 20% of our dollar sales during fiscal year 2022 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our broad array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value. We also carry the largest omni-channel hunting and shooting sports offering of any retailer.
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

We maintain a disciplined approach to new store development and perform comprehensive market research before selecting a new site, including partnering with specialized, third-party local real estate firms. We select sites using technology to create models and evaluate thousands of data points, including criteria such as local demographics, traffic patterns, density of hunting and fishing license holders in the area, abundance of hunting and fishing game and outdoor recreation activities, store visibility and accessibility, purchase data from our existing customer database and availability of attractive lease terms. We have established productive relationships with well-regarded commercial real estate firms and believe that we are a sought-after tenant, given the strength of the Sportsman’s

Warehouse brand, the high volume of customers that visit our stores and our strong financial performance since becoming a public company. As a result, we continue to have access to desirable retail sites on attractive terms.

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets after the first 24 month period after opening the new store. Our typical new store requires an average net investment of approximately $2.6 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.1 million. We target a pre-tax return on invested capital after the first 24 month period after opening of over 40% excluding initial inventory cost (or over 20% including initial inventory cost), although our historical returns have often exceeded these thresholds. As of the end of fiscal year 2022, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 14.6%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 64% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of January 28, 2023, we operated 131 stores across 30 states, primarily in the Western United States and Alaska. We believe our leadership position in the Western United States and our continued expansion in other geographical regions of the United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets as well as expanding into new geographies. We believe that we are the largest, fastest growing public, pure-play outdoor specialty retailer in our space.

Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the employees in our stores. Our senior management team has an average of over 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, real estate, finance, compliance, store operations, supply chain management and information technology. We also pride ourselves on the long tenure of our almost 400 store managers and corporate employees.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including the following:

Leveraging Our Omni-Channel Presence and Increasing Our Same Store Sales Growth. We are committed to leveraging our omni-channel presence and increasing same store sales through a number of ongoing and new initiatives, including (i) improving the user experience on our website through continuous category optimization and personalization and product recommendations for online shopping, (ii) growing our consumer databases and leveraging them to drive revenue and the long term value of our customers, (iii) expanding our product assortment and SKU count online (with the assistance of our vendor partners through drop ship and our Federal Firearms License (“FFL”) dealer partners), refining our buy online, pick-up in store capabilities, expanding our apparel, footwear, and camping offerings and private label program (such as our proprietary Rustic Ridge™ and Killik™ apparel lines) and (iv) expanding our online content and expertise through live Q&A, product reviews, user-generated imagery, and providing exclusive online informational and education content, including news, buyer’s guide and how to’s, accessory finders, and wild game recipes. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more engaging product information to the customer. We believe these initiatives have driven and will continue to drive additional traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe the accelerating expansion of our store base and growth in net sales will result in improved Adjusted EBITDA margins over time, as we take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM apparel lines, and continuing marketing initiatives in our higher-margin apparel and footwear departments.

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

Expanding Our Store Base. We believe that our compelling new store economics and our track record of opening and acquiring successful new stores provide a strong foundation for continued growth through new store openings in existing, adjacent and new markets. Over the last three fiscal years, we have opened an average of 10 stores per year, including four stores that we acquired from Dick’s Sporting Goods in fiscal 2020. We currently plan to open 15 new stores in fiscal year 2023. Our target is to grow store locations to between 190 and 210 by the end of fiscal year 2025. Our longer-term plans include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, omni-channel capabilities, information technology, loss prevention and employee training, is capable of sustaining our current growth plans without significant additional capital investment, although we may determine to invest in our existing infrastructure to prepare for future growth. We currently anticipate the need to open a second distribution center in fiscal year 2024.

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

Our Stores

We operate 131 stores across 30 states as of January 28, 2023. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 38,000 gross square feet.

The following table lists the location by state of our 131 stores open as of January 28, 2023:

	Number of Stores		Number of Stores
California	16	Florida	3
Washington	13	North Carolina	3
Utah	12	Kentucky	2
Arizona	9	Tennessee	2
Oregon	8	New York	2
Colorado	8	Indiana	2
Pennsylvania	7	Minnesota	1
Wyoming	7	Virginia	1
Idaho	6	Ohio	1
Alaska	5	West Virginia	1
Nevada	4	Louisiana	1
Michigan	4	Mississippi	1
New Mexico	3	Iowa	1
Montana	3	North Dakota	1
South Carolina	3	Nebraska	1

Store Design and Layout

We present our broad and deep array of products in a convenient and engaging atmosphere to meet the everyday needs of all outdoor enthusiasts, from the seasoned veteran to the first-time participant. We maintain a consistent floor layout across our store base that we believe promotes an “easy-in, easy-out” shopping experience. All of our stores feature wide aisles, high ceilings, visible signage and central checkouts with multiple registers. Sportsman’s Warehouse stores, true to their name, are designed in a value engineered warehouse format that welcomes customers directly from or on the way to an outdoor activity. All of our stores also feature “store-within-a-store” concepts for certain popular brand partners, such as Huk, Ariat, Carhartt, Sitka, Costa, Leupold, Vortex Optics, Yeti and Christensen Arms, through which we dedicate a portion of our floor space to these brands to help increase visibility and drive additional sales.

Our stores include locally relevant features such as a large fishing board at the entrance that displays current fishing conditions in local lakes and rivers with coordinating gear in end-cap displays in the fishing aisles. We actively engage our customers through in-store features (such as sharing local fishing reports), various contests (such as free-to-enter fishing and hunting contests), and customer-owned taxidermy displays on the walls. We also host in-store programs (such as ladies’ night and local events) and a wide range of educational seminars (such as Dutch oven cooking and choosing the right binocular). Annually, we organize thousands of educational programs across our stores for the benefit of our customers. We believe these programs help us to connect with the communities in which we operate and encourage new participants to build the skills necessary to become outdoor enthusiasts and loyal customers.

In 2021, we started making a serious commitment to refurbishing our stores, with 29 stores completed and two additional planned for 2023. Our goal in these refreshes is to keep the stores fresh with updated lifestyle type graphics, improving the flow of our merchandise and store to our customer, enhance our technological capabilities within the stores to ensure we are meeting the needs of every customer, and make the stores more energy efficient.

The retail stores and the distribution center have loss prevention employees who monitor approximately 50 cameras at each store and 250 cameras at the distribution center. These cameras are monitored locally and centrally at our headquarters in our dedicated surveillance room. Our sophisticated systems are a key factor in our shrink rates of approximately 1% and an important component of our comprehensive compliance program.

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

We opened nine new stores in fiscal year 2022 and currently plan to open 15 new stores in fiscal year 2023. Our target is to grow store locations to between 190 and 210 by the end of fiscal year 2025. Our new store openings are planned in existing, adjacent and new markets.

Our new store growth plan is supported by our target new unit economics, which we believe to be compelling. A typical store location ranges in size from 7,500 to 65,000 gross square feet. Our net investment to open a new store is approximately $2.6 million, consisting of pre-opening expenses and capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $2.1 million. After the first 24 month period after opening a new store, we typically have a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 40% excluding initial inventory cost (or over 20% including initial inventory cost).

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

We also provide our online customers with convenient omni-channel services. To ensure that our customers have access to our entire assortment of products available on the e-commerce website, our retail stores feature kiosks that allow customers to place orders for items that are available only on our website, out of stock or not regularly stocked. We view our kiosk offering as an important complement to our larger format stores, as well as a key differentiator and extension of our smaller format stores. Our in-store pickup offering allows customers to order products through our e-commerce website and pick up the products in our retail stores without incurring shipping costs. We believe our ship-to-store is a valuable service offering to customers, as well as a means to generate additional foot traffic to our retail stores. We also have the ability to ship-from-store to fulfill customer orders. This feature has allowed us to turn all of our retail stores into distribution centers, decreasing the time it takes to fulfill orders, and increasing our ability to leverage our inventory across our Company.

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We are also highly engaged with hundreds of thousands of social media followers on our Facebook and Instagram pages. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We leverage technology that aggregates customer location, browsing behavior and purchase history to present a personalized shopping experience. We gather thousands of feedback data points near real-time from our customers and measure the customer satisfaction (“CSAT”) as an item of our performance measurement from various surveys on the website and leverage direct customer feedback to improve our online shopping experience. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2022, our website received more than 111.8 million visits with e-commerce driven sales in excess of 15% of total sales, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our key competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2022, sales of consumable goods accounted for approximately 42.0% of our unit sales and 20.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Weatherby, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories. During fiscal year 2022, private label offerings accounted for approximately 3.6% of our total sales with special make-up offerings accounting for an additional 2.0% of our total sales. This combined total of 5.6% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal year Ended
		January 28,	January 29,	January 30,
Department	Product Offerings	2023	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.5%	13.1%	12.7%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.4%	7.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	10.0%	9.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	6.8%	5.6%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.9%	54.2%	57.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.1%	7.5%	6.7%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 12.5% of our net sales during fiscal year 2022. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports, Rustic Ridge Tents and Lost Creek Coolers.

Apparel. Apparel represented approximately 9.3% of our net sales during fiscal year 2022 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia and Sitka. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label t-shirts.

Fishing. Fishing represented approximately 8.9% of our net sales during fiscal year 2022 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, RoundRocks Fly Supply Co., Orvis and Shimano.

Footwear. Footwear represented approximately 7.3% of our net sales during fiscal year 2022 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Crispi, Danner, Keen, Merrell, Red Wing and Hey Dude.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 54.9% of our net sales during fiscal year 2022. Products such as ammunition, firearms cleaning supplies, firearms, firearms safety and storage and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Browning, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 7.1% of our net sales during fiscal year 2022. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Leica, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty and Co-Branded Credit Card Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of January 28, 2023, we had more than 3.8 million participants in our loyalty program and approximately 51% of our revenue is generated from our loyalty customers.

Customers may obtain a loyalty program card when making a purchase in-store or online. After obtaining a card, the customer must register on our website in order to redeem loyalty rewards. Customers earn one point for each dollar spent, with the exception of certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, the customer is entitled to a $1.00 credit in loyalty rewards, which may be redeemed by logging into our website to request a redemption card for any whole dollar amount (subject to the customer’s available point balance). The redemption card is then emailed to the customer and operates as an electronic gift card to be used for in-store and/or online purchasing. In addition, customers may choose to redeem loyalty rewards at the point-of-sale to be applied against in-store purchases. The rewards points expire after 12 months of dormancy.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of basic merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2022, we purchased merchandise from approximately 1,600 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. We currently anticipate that we will need to open a second distribution center in fiscal year 2024 to accommodate our expected distribution and fulfillment needs, however, we will continue to analyze the needs of our supply chain during fiscal 2023 and into fiscal 2024. The distribution center supports replenishment for all stores. We use preferred carriers for replenishment to our retail stores. The majority of our direct-to-consumer e-commerce orders are fulfilled by our 131 retail stores with additional orders fulfilled by our distribution center. We ship merchandise to our e-commerce customers via small parcel delivery company. Our experienced distribution management team leads a staff of approximately 600 employees at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth. We use the Warehouse Management System (“WMS”) technology from Korber, also known as HighJump, to manage all activities. The system is highly adaptable and can be easily changed to accommodate new business requirements. For example, our WMS enabled us to support full omni-channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have developed customized radio frequency and voice-directed processes to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain appropriate in-stock levels. This balance allows us to effectively manage inventory and maximize sales in stores.

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

Our primary marketing efforts are focused on driving additional consumers to the stores and increasing the frequency and profitability of visits by customers of all types. We employ a two-pronged marketing approach:

•
regional and national advertising programs; and
•
local grassroots efforts to build brand awareness and customer loyalty.

Our regional and national advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically digital advertising and newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day) supplemented with modest amounts of email, radio and national television ads. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. Additionally, we sponsor several regional television and radio programs. Our total marketing expense for fiscal year 2022 was approximately $23.8 million.

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

Information Technology

Business-critical information technology (“IT”) systems include the following: supply chain, merchandise, point-of-sale (“POS”), WMS, e-commerce, loss prevention and financial and payroll. Our IT infrastructure is designed to be able to access real-time data from any store or channel. The network infrastructure allows us to quickly and cost effectively add new stores to the wide area network (“WAN”). The private WAN is built on a CenturyLink backbone. Additionally, we have implemented a redundant wireless WAN on Verizon’s infrastructure. All key systems are designed to run in the event of a power or network outage. All data is scheduled to be backed up daily from one storage array to another storage array.

We have implemented software for all of our major business-critical systems. Key operating systems include Oracle Applications for enterprise resource planning (“ERP”), system application processing (“SAP”) Commerce for our e-commerce channel, Retail.net and Java point of sale (“JPOS”) for in-store functionality, and HighJump for WMS. Our physical infrastructure is also built on products from premier vendors Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are designed to be scalable to support our growth.

Furthermore, we have incorporated enhanced reporting tools that enable our management to more effectively monitor our financial and operational performance to drive financial results by leveraging a range of data insights that is both more granular and more comprehensive than our previous tools. Real-time sales data is available to district, store and departments managers. In addition, our enhanced reporting tools generate custom-created reports that provide our team with on-demand access to the data relevant to their area of responsibility.

Intellectual Property

Sportsman’s Warehouse®, Sportsman’s Warehouse America’s Premier Outfitter®, Lost Creek®, LC Lost Creek Fishing Gear and Accessories®, Rustic RidgeTM, KillikTM, K Killik & DesignTM, LC & DesignTM, Vital ImpactTM, and The American Parts Company - TAPCOTM are among our service marks or trademarks registered with the United States Patent and Trademark Office. In addition, we own several other registered and unregistered trademarks and service marks involving advertising slogans and other names and phrases used in our business. We also own numerous domain names, including www.sportsmans.com, among others. The information on, or that can be accessed through, our websites is not a part of this filing.

We believe that our trademarks are valid and valuable and intend to maintain our trademarks and any related registrations. We do not know of any material pending claims of infringement or other challenges to our right to use our marks in the United States or elsewhere. We have no franchises or other concessions that are material to our operations.

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on 2022 National Sporting Goods Association data, that U.S. outdoor activities and sporting goods retail sales total over $70 billion annually. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, apparel and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

We believe growth in the U.S. outdoor activities and sporting goods market is driven by key trends, centered around enhancing performance and enjoyment while participating in sporting and outdoor activities. This includes new product introductions, participation levels, and the resilience of consumer demand for product purchases in these categories versus other discretionary categories. We believe these factors will continue to foster growth in the outdoor activities and sporting goods market in the future.

Within the retail sporting goods sector, we operate primarily in the outdoor equipment, apparel and footwear segment, which includes hunting and shooting, fishing, camping, hiking, and boating. We believe this segment is growing at a faster rate than the sporting goods industry at large. We believe that in response to COVID-19, the growth rate of the outdoor industry accelerated in 2021 and 2022 due to people searching for different ways to safely recreate while social distancing. According to Outdoor Foundation’s 2022 Outdoor Participation Trends Report, 54% of Americans participated in some sort of outdoor activity, and the recreation participant base grew 2.2 percent to over 164 million participants. This is the highest participation rate on record. In addition, first-time firearm buyers, particularly amongst diverse groups, increased in both 2021 and 2022. We believe this diversification of participant provides us with opportunity to engage a broader group of customers.

Furthermore, we believe that specialty retailers have generated incremental sales volume by expanding their presence, especially in smaller underserved communities, which has increased customers’ access to products that formerly were less available. The nature of the outdoor activities to which we cater, often requires recurring purchases throughout the year, resulting in high rates of conversion among customers. For example, active anglers typically purchase various fishing tackle throughout the year based on seasons and changing conditions. Hunting with firearms typically is accompanied by recurring purchases of ammunition and cleaning supplies throughout the year and multiple firearm styles for different hunted game.

Competition

We believe that the principal competitive factors in our industry are product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. Some of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible store format, combined with our low-cost, high-service model, also allows us to enter and serve smaller markets that our larger competitors cannot penetrate as effectively. In addition, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, create a structural barrier to competition from many online retailers. Finally, over the last few years several big box retailers have either fully exited, or significantly reduced their exposure to the hunting and shooting sports categories as federal, state and local laws became more restrictive. Given our strong position in the hunting and shooting sports market, we believe we are well positioned to meet the needs of consumers seeking products in these large categories.

Our principal competitors include the following:

•
independent, local specialty stores with locally relevant, but often limited, product offerings;
•
other specialty retailers that compete with us across a significant portion of our merchandising categories through retail store, catalog or e-commerce businesses;
•
large-format sporting goods stores and chains;
•
mass merchandisers, warehouse clubs, discount stores and department stores; and
•
online retailers with deep offerings in the product categories in which we compete.

Independent, Local Specialty Stores. These stores generally range in size from approximately 2,000 to 10,000 square feet, and typically focus on more than one specific product categories, such as hunting, fishing or camping.

Other Specialty Retailers. Some of the other specialty retailers that compete with us across a significant portion of our merchandising categories are large-format retailers, with stores that generally range in size from 40,000 to 250,000 square feet. These retailers seek to offer a broad selection of merchandise focused on hunting, fishing, camping and other outdoor product categories. Some of these stores combine the characteristics of an outdoor retailer with outdoor entertainment and theme attractions. We believe that the number of these stores that can be supported in any single market area is limited because of their large size and significant per-store buildout cost.

Other specialty retailers are smaller chains that typically focus on offering a broad selection of merchandise in one or more of the following product categories—hunting, fishing, camping or other outdoor product categories. We believe we can offer a broader and deeper selection of merchandise or specialized services than these other outdoor-focused retail chains.

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

Mass Merchandisers, Warehouse Clubs, Discount Stores and Department Stores. With respect to retailers in this category with physical locations, these stores generally range in size from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites or regional malls. Hunting, fishing and camping merchandise and apparel represent a small portion of the stores’ assortment and their total sales.

Online Retailers. E-commerce is a growing sales channel. We face competition from a diverse set of online retailers that sell a wide range of products in categories in which we participate. Online retailers include competitors with e-commerce only sales channels, in addition to many of the retailers mentioned above that also have an online presence.

We believe the small independent retailers (or “mom & pop” shops) comprise approximately 65% of the market for outdoor specialty retail products. In addition, while there are over 51,000 Type 01 FFLs in the United States today, only approximately 4,300 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that the remaining 92% of the market is fragmented among mom & pop shops. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more balanced throughout the year compared to many retailers, historically, our sales are moderately higher in the third and fourth fiscal quarters than in the other quarterly periods. On average, over the last three fiscal years, we have generated approximately 26.3% and 28.3% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation and Compliance

Regulation and Legislation

We operate in a highly regulated industry. There are a number of federal, state and local laws and regulations that affect our business. In every state in which we operate, we must obtain various licenses and/or permits in order to operate our business.

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). Each store has its own FFL that permits the sale of firearms, and our distribution center has obtained an FFL to store and distribute firearms. Certain states require a state license to sell firearms and/or ammunition and we have obtained these licenses for the states in which we operate that have such a requirement.

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and provisions of the Internal Revenue Code of 1986, as amended, applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require our business to, among other things, maintain FFLs for our locations and perform a pre-transfer background check in connection with each firearm purchase. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for the entire duration we are in business.

The federal categories of prohibited purchasers are the prevailing minimum for all states. States (and, in some cases, local governments) on occasion enact laws that further restrict permissible purchases of firearms. We are also subject to numerous other federal, state and local laws and regulations regarding firearm sale procedures, record keeping, inspection and reporting, including adhering to minimum age restrictions regarding the acquisition, purchase or possession of firearms or ammunition, residency requirements, applicable waiting periods, importation regulations and regulations pertaining to the shipment and transportation of firearms.

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

Several states have immunity statues in place similar to the PLCAA. However, New Jersey, New York and California recently enacted state legislation that could allow firearm dealers, manufacturers, or importers to be held liable for improper marketing or sales as defined in the legislation.

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

State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022, a state court judge in Oregon temporarily blocked the enforcement of such legislation. We currently operate eight stores in the State of Oregon.

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

Compliance

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal, state and local laws and regulations. While we view such inspections as a starting point, we employ more comprehensive internal compliance inspections to help ensure we follow and are compliant with all applicable laws and regulations. With the IT infrastructure systems we have in place, certain components of inspections can be done remotely. In order to maintain compliance with the applicable federal, state and local laws and regulations, we have implemented company-wide standard operating procedures that apply to the sale of firearms and ammunition. All relevant employee are trained in accordance with the policies and procedures regarding the sale of ATF regulated items.

We dedicate significant resources to ensure compliance with applicable federal, state and local laws and regulations. Since we began operations in 1986, we have never had an FFL revoked.

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

Data Privacy and Security

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data, such as employee and consumer information. Accordingly, we may be subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), industry standards, such as the Payment Card Industry Data Security Standard (“PCI DSS”), and wiretapping laws. The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA applies to personal data of consumers, business representative, and employees who are California residents, imposes specific obligations on covered businesses, provides for administrative fines of up to $7,500 per violation, and allows private litigants affected by certain data breaches to recover significant statutory damages.

In addition, several U.S. states, such as Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

Human Capital

We appreciate the importance of retention, growth and development of our employees. We strive to provide competitive compensation and benefits packages, opportunities for advancement, and extensive training programs and learning opportunities for our employees.

As of January 28, 2023, we had approximately 6,700 total employees. Of our total employees, approximately 240 were based at our corporate headquarters in West Jordan, Utah, approximately 490 employees were located at our distribution center and approximately 5,900 were store employees. As of January 28, 2023, we had approximately 3,000 full-time employees and approximately 3,700 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages. We pride ourselves on the long tenure of our almost 400 store managers and corporate employees.

We believe we offer competitive compensation and benefits packages. We strive to ensure pay equity between our female and male employees performing equal or substantially similar work. We are also focused on understanding our diversity and inclusion strengths and opportunities and executing on a strategy to support further progress. As our employees are often outdoor enthusiasts, we offer an industry best in-class discount program to our employees. We believe our level of employee store patronage and employee expertise are unique among our competitors in this industry and enhances our differentiated shopping experience.

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

Available Information

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available on our website at www.sportsmans.com, free of charge, as soon as reasonably practicable after the electronic filing of these reports with, or furnishing of these reports to, the SEC. We may post information that is important to investors on our website from time to time. The information provided on our website is not part of this report and is, therefore, not incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. Accordingly, in evaluating our business, we encourage you to consider the following discussion of risk factors, in its entirety, in addition to other information contained in or incorporated by reference into this 10-K, including our consolidated financial statements and the related notes appearing at the end of this 10-K, and our other public filings with the SEC. Other events that we do not currently anticipate or that we currently deem immaterial may also affect our business, prospects, financial condition and results of operations.

Risks Related to the Firearms Business

Current and future government regulations, particularly regulations relating to the sale of firearms and ammunition, may negatively impact the demand for our products and our ability to conduct our business.

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may, and do, change, sometimes significantly, as a result of political, economic or social events. For instance, Washington passed legislation that, among other things, raises the minimum age to purchase certain firearms from 18 to 21 and imposes a five to ten day waiting period on gun purchases. In addition, Florida has also raised the minimum age for firearms purchases to 21 with some exceptions, and in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, acquisition, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as Colorado, Connecticut, Florida, Maryland, Minnesota, New Jersey, New York, and Washington have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In New York and Connecticut, mandatory screening of ammunition purchases is now required, as well as electronic recordkeeping that will be audited by the state. In addition, California has adopted requirements for micro-stamping (that is, engraving the handgun’s serial number on the firing pin of new handguns), and at least seven other states and the United States Congress have introduced microstamping legislation for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, acquisition, possession or use of firearms, ammunition and shooting-related products.

State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022, a state court judge in Oregon temporarily blocked the enforcement of such legislation. We currently operate eight stores in the State of Oregon.

The regulation of firearms, ammunition and shooting-related products may even become more restrictive in the future. Changes in these laws and regulations or additional regulations, particularly new laws or increased regulations regarding sales and ownership of firearms and ammunition, could cause the demand for and sales of our products to decrease and could materially adversely impact our net sales and profitability. Sales of firearms represent a significant percentage of our net sales and are critical in drawing customers to our stores. A substantial reduction in our sales or margins on sales of firearms and firearm related products due to the establishment of new regulations could harm our operating results. Moreover, complying with increased or changed regulations could cause our operating expenses to increase.

We may incur costs from litigation involving products that we sell, particularly firearms and ammunition, which could adversely affect our net sales and profitability.

We may incur damages due to lawsuits involving products we sell, including lawsuits relating to firearms, ammunition, tree stands and archery equipment. We may incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. We may also incur losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. For instance, in July 2019, the estate and family of a victim of the Route 91 Harvest Festival shooting filed litigation against 16 defendants, including us, for wrongful death and negligence. This litigation was dismissed in March of 2022, with a finding of no liability for the Company. See Note 15 to our Consolidated Financial Statements for additional information on the resolution of this litigation. Our insurance coverage, as well as the insurance provided by our vendors for certain products they sell to us may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing net sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

Our net sales and profitability could be impacted if the strength of our brand is not maintained, and our sales of firearm-related products could present reputational risks and negative publicity.

Our success depends on the value and strength of the Sportsman’s Warehouse brand. The Sportsman’s Warehouse name is integral to our business as well as to the implementation of our strategies for expanding our business. Maintaining, promoting and positioning our brand will depend largely on the success of our marketing and merchandising efforts and our ability to provide high quality merchandise and a consistent, high quality customer experience both in-store and online. Our brand could be adversely affected if we fail to achieve these objectives or if our public image or reputation were to be tarnished by negative publicity, any of which could result in decreases in net sales. In addition, the sale of firearm-related products also may present reputational risks and negative publicity that could affect consumers’ perception of us or willingness to shop in our stores, which could harm our results of operations and financial condition.

Risks Related to Our Retail Operations

Our retail-based business model is impacted by general economic and market conditions, such as rising interest rates and inflationary pressures, and ongoing economic, market and financial uncertainties, including uncertainties surrounding the impact of COVID-19, may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

During fiscal 2022 we saw decreased revenue as a result of inflationary pressures on our consumers discretionary spending, as well as, increased interest rates and higher energy costs and fuel prices. As a retail business that depends on consumer discretionary spending, we may continue to be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, fluctuations in home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns, adverse or unseasonal weather conditions and uncertainty related to the ongoing COVID-19 pandemic. The COVID-19 pandemic severely impacted the global economy, disrupted consumer spending and global supply chains, and created significant volatility and disruption of financial markets. We experienced some interruption with various vendors as a result of restrictions or limitations on their operations due to the pandemic. We also experienced an increase in sales in fiscal 2020 and fiscal 2021 due to the pandemic and related events, although this increase in sales did not continue into fiscal 2022. If we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, whether as a result of the COVID-19 pandemic, evolving macroeconomic conditions or geopolitical events, or otherwise, we may need additional liquidity to maintain our operations depending on how long these events impact our operations. Such events could adversely impact our sales and/or cause the temporary closure of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•
macroeconomic factors, such as political trends, social unrest, inflationary and recessionary trends;
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

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.3% and 28.3% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

Dynamic freight costs could adversely affect our business, financial condition, results of operations and our ability to accurately predict financial results.

Freight costs represent a significant portion of the cost of our products. We have experienced highly variable transportation and logistics costs over the last three years. While moderating in the second half of 2022, we believe dynamic conditions will continue into fiscal year 2023 and beyond. Freight rates on our products are affected by a myriad of factors, including COVID-19 related impacts on the global economy, petroleum prices, carrier labor relations, congestion at U.S. ports and ocean freight carrier capacity.

We have been experiencing supply chain disruptions and delays of the supply of products from our vendors, which have had an adverse impact on our net sales and profitability.

Due to the lingering effects of the COVID-19 pandemic, the global supply chain has experienced delays, including delays in the outdoor sporting goods industry. We continue to work diligently with our partners to mitigate the impact these delays have on our business. While we continue to see improvement in the supply chain we anticipate that some delays are likely to continue into fiscal 2023. Any continuing delay or disruption in our supply chain could negatively impact our ability to market and sell our products and serve our customers, which could adversely impact our net sales and profitability. In addition, some our key vendors have been negatively impacted by supply chain disruptions, which have affected their ability to maintain delivery schedules. Further, if any of our significant vendors were to become subject to bankruptcy, receivership or similar proceedings, we may be unable to arrange for alternate or replacement products, transactions or business relationships on favorable terms, or at all, which could adversely affect our sales and operating results.

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

In fiscal year 2022, approximately 2.3% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas, adverse fluctuations of foreign currencies and geopolitical turmoil, such as the conflict between Russia and Ukraine and any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

Finally, potential changes in federal restrictions on the importation of firearms and ammunition products could affect our ability to acquire certain popular brands of firearms and ammunition products from importers and wholesalers, which could negatively impact our net sales until replacements in the United States can be obtained, if at all.

We are subject to stringent and evolving U.S. obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations could lead to adverse business consequences.

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, processing) personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). These processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws(e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). For example, the CCPA imposes obligations on covered businesses regarding their processing of personal data and provides for administrative fines and a private right of action for certain data breaches. In addition, the CPRA’s recent amendments broadened the CCPA, including by establishing a new regulatory agency to implement and enforce the law. Other states, such as

Virginia and Colorado, have also passed comprehensive privacy laws, and similar laws are being considered in several other U.S. jurisdictions. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, such as threats of class-action litigation alleging violations of wiretapping laws.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, such as the PCI DSS, and may become subject to such obligations in the future. We may also rely on vendors to process payment card data, and those vendors may be subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements regarding data privacy and security. If these are found to be deficient, lacking in transparency, deceptive, unfair, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Obligations related to data privacy and security are quickly changing, becoming increasingly stringent, creating regulatory uncertainty, and may be subject to differing applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

We may at times be unsuccessful (or be perceived to have been unsuccessful) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may be unsuccessful in complying with such obligations, which could negatively impact our business operations. If we or the third parties on which we rely are unsuccessful, or are perceived to have been unsuccessful, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

The transition to our new Chief Executive Officer will be critical to our success and our business may be adversely impacted if we do not successfully manage the transition process.

On April 10, 2023, Jon Barker notified the Board of Directors (the “Board”) of his retirement and voluntary resignation as President, Chief Executive Officer and member of the Board, effective April 14, 2023. The Board appointed Joseph P. Schneider as Interim President and Interim Chief Executive Officer, effective April 14, 2023. The Board has hired a national executive search firm to conduct a global search for Mr. Barker’s successor.

Our success will depend, in part, on the effectiveness of our new Chief Executive Officer. The Chief Executive Officer will be critical to executing on and achieving our vision, strategic direction, culture, and products. Management transition may create uncertainty among employees, suppliers and customers, divert resources and management attention, or impact public or market perception, any of which could negatively impact our ability to operate effectively or execute our strategies and result in an adverse impact on our business.

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

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2021 and 2022, 53 and 55 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

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

We are also vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security incidents, cyber-attacks, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our failure to successfully respond to these risks and uncertainties could reduce our e-commerce same store sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

If our information technology systems or data, or those of third parties upon which we rely, are or were compromised, we could experience adverse consequences resulting from such compromise.

We and the third parties upon which we rely face a variety of evolving threats, which could cause security incidents, such as cyber-attacks, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, personnel (such as through theft or misuse), sophisticated nation states, and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties upon which we rely may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

These threats include but are not limited to social-engineering attacks (including through phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks (such as credential stuffing), credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has become more common and has increased risks to our information technology systems and data, as more of our employees utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies. Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, we rely on third-party service providers and technologies to operate critical business systems to process sensitive data in a variety of contexts and to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If our third-party service providers experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these providers fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties upon whom we rely.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations may require us to implement and maintain specific security measures to protect our information technology systems and sensitive data.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps to detect and remediate vulnerabilities, but we may not be able to detect and remediate all vulnerabilities because the threats and techniques used to exploit the vulnerability change frequently and are often sophisticated in nature. Therefore, such vulnerabilities could be exploited but may not be detected until after a security incident has occurred. These vulnerabilities pose material risks to our business. Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities.

Applicable data privacy and security obligations may require us to notify relevant stakeholders of security incidents, which can be costly and lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Our contracts may not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive information about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position.

Our computer hardware and software systems are vulnerable to damage from natural disasters, power loss or other events outside of our control that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from natural disasters, power loss, computer system failures, telecommunications failures, misappropriation and similar events.

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

An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future, we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. All of our debt outstanding under our credit agreement as of January 28, 2023 bears interest at a floating rate that uses the Secured Overnight Financing Rate ("SOFR") as the applicable reference rate to calculate the interest. Due to increased federal reserve rates we experienced higher interest rates in fiscal 2022. We anticipate that these increases will continue into fiscal 2023.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended January 28, 2023, the closing price of our stock ranged from a high of $12.16 per share to a low of $7.91 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United

States, including those resulting from natural disasters, health crises or pandemics (including COVID-19), terrorist attacks, acts of war and responses to such events.

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

Our distribution center is located in a 507,000 square foot facility in Salt Lake City, Utah. The building is leased under an agreement expiring on December 31, 2028, with three options that each allow us to extend for an additional five years.

We currently operate 131 retail stores in 30 states. See “Part I, Item 1, Business – Our Stores” for a breakdown of our retail stores by state. In total we have approximately 5.0 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

See “Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 16, Commitments and Contingencies—Legal Matters” for information regarding our material legal proceedings, which information is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPWH.”

Holders

As of March 31, 2023, there were 211 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers, banks or other institutions on behalf of stockholders.

Dividend Policy

We did not pay any dividends in fiscal year 2022 or fiscal year 2021. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2022 we announced that our board of directors authorized a share repurchase program (the “Repurchase Program”) to allow for our repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023 our board of directors extended the term of the Repurchase Program through March 31, 2024. During the 13 weeks ended January 28, 2023, we repurchased a total of 256,349 shares of our common stock for $2.3 million, utilizing cash on hand and the Revolving Line of Credit (as defined below).

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the 13 weeks ended January 28, 2023 (in thousands, except share and per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
October 30, 2022 to November 28, 2022	—	N/A	—	$12,589
November 29, 2022 to December 28, 2022	216,349	$9.07	216,349	$10,627
December 29, 2022 to January 28, 2023	40,000	$9.38	40,000	$10,252
Total	256,349	$9.12	256,349	$10,252

Stock Performance Graph

The stock price performance graph below shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act of 1933, as amended (the “Securities Act”) or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on February 1, 2018 through January 28, 2023 for (i) our common stock (“SPWH”), (ii) the S&P 500 Retailing Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	Fiscal Years Ended
	February 1, 2018	January 31, 2019	January 30, 2020	January 29, 2021	January 28, 2022	January 27, 2023
SPWH	$100.00	$104.28	$131.98	$356.82	$216.70	$191.04
S&P Retail	100.00	107.35	128.30	180.26	189.76	155.80
Russell 2000	100.00	97.08	104.32	134.02	127.22	124.06

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I, Item 1A of this 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, the consolidated financial statements and the notes thereto included in this 10-K.

Overview

We are an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 131 stores in 30 states, totaling approximately 5.0 million gross square feet. During fiscal year 2022, we increased our gross square footage by 6.4% through the opening of nine store locations.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

Since the beginning of the COVID-19 pandemic in mid-March 2020 and continuing into the fourth quarter of 2022, we experienced a significant increase in sales from pre-pandemic sales. A larger than normal portion of those sales came from certain product categories, particularly firearms and ammunition. While our net sales and same store sales remain elevated as compared to pre-COVID periods, we are experiencing a decrease in net sales and same store sales when compared with COVID-driven peak levels in 2021.

In addition to continued market disruptions caused by the ongoing COVID-19 pandemic, global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. During the second half of 2022, our business was impacted by consumer inflationary pressures and recession concerns. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Fiscal Year

We operate using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal years 2022, 2021 and 2020 ended on January 28, 2023, January 29, 2022 and January 30, 2021, respectively. Each of fiscal year 2022, 2021 , and 2020 contained 52 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time and include each in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s grand opening or acquisition by us. We exclude sales from stores that were closed during the period from our same store sales calculation. We include net sales from e-commerce in our calculation of same store sales. For fiscal years consisting of 53 weeks, we exclude net sales during the 53rd week from our calculation of same store sales. Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, such as the ongoing impact of the COVID-19 pandemic, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from the ongoing Russia-Ukraine conflict;
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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products, which could significantly affect our operations and financial results. State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022, a state court judge in Oregon temporarily blocked the enforcement of such legislation. We currently operate eight stores in the State of Oregon.

Opening new stores and acquiring store locations is also an important part of our growth strategy. For fiscal year 2022 we opened nine stores and we currently plan to open 15 new stores in fiscal year 2023. Our target is to grow store locations to between 190 and 210 by the end of fiscal year 2025. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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
•
growing our loyalty and credit card programs; and
•
expanding our omni-channel capabilities through larger assortment and inventory, expanded content and expertise and better user experience.

Gross Margin

Gross profit consists of our net sales less cost of goods sold. Gross margin measures our gross profit as a percentage of net sales. Our cost of goods sold primarily consists of merchandise acquisition costs, including freight-in costs, shipping costs, payment term discounts received from the vendor and vendor allowances and rebates associated directly with merchandise and shipping costs related to e-commerce sales.

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

We expect that our selling, general and administrative expenses will increase in future periods due to our continuing growth. We also have experienced increased payroll expenses due to increased minimum wages and generally increasing salaries and wages due to a competitive labor market. We expect for payroll expense to increase in fiscal year 2023. Fifty-five of our current stores were impacted by minimum wage increases in fiscal year 2022 that have and will continue to increase our selling, general and administrative expenses during fiscal year 2023.

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains, losses, and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures.”

Recent Developments

On April 10, 2023, Jon Barker notified the Company of his retirement and voluntary resignation as President, Chief Executive Officer and member of the Board of Directors (the “Board”) of the Company, in each case effective April 14, 2023. Mr. Barker’s resignation was not the result of any disagreement with the Company or the Company’s management regarding operations, policies or practices. The Board appointed Joseph P. Schneider as Interim President and Interim Chief Executive Officer of the Company, effective April 14, 2023. Mr. Schneider will perform the functions of the Company’s principal executive officer.

In connection with Mr. Schneider’s appointment as Interim President and Interim Chief Executive Officer, he will receive an annual base salary of $1,200,000. In addition, the Board approved an award under the Company’s 2019 Performance Incentive Plan of restricted stock units with a value of $250,000 to be granted on April 14, 2023 to Mr. Schneider. The restricted stock units will vest in four substantially equal installments on the first four quarterly anniversaries of the grant date, subject to Mr. Schneider’s continued employment with the Company, or if earlier, will vest in full upon a change in control of the Company. Mr. Schneider will also be eligible to participate in the Company’s benefit plans generally made available to the executives of the Company.

On April 10, 2023, the Board appointed Erica Fortune to serve on the Board as an independent Class II director, effective April 14, 2023, to serve until the Company’s 2025 annual meeting of stockholders and until her successor is duly elected and qualified. The Board also appointed Ms. Fortune to serve on the Nominating and Governance Committee of the Board.

In connection with her service as a director, Ms. Fortune will receive the Company’s standard non-employee director cash and equity compensation under its Directors’ Compensation Policy. Pursuant to the Directors’ Compensation Policy, the Board approved an annual grant to be made to Ms. Fortune on April 14, 2023 of restricted stock units with a fair market value equal to $75,000, which amount will be pro-rated based on the number of days remaining before the 2023 annual meeting.

On April 10, 2023, the Board appointed Ms. Martha Bejar as Lead Independent Director of the Board, effective April 14, 2023, and appointed Ms. Nancy Walsh as Chair of the Audit Committee of the Board, effective April 30, 2023.

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	67.1	67.4	67.2
Gross profit	32.9	32.6	32.8
Selling, general and administrative expenses	28.7	26.6	24.3
Income from operations	4.2	6.0	8.5
Gain on bargain purchase	-	-	(0.2)
Merger termination payment	-	(3.7)	-
Interest expense	0.3	0.1	0.3
Income before income taxes	3.9	9.6	8.4
Income tax expense	1.0	2.4	2.1
Net income	2.9%	7.2%	6.3%
Adjusted EBITDA	7.3%	9.1%	11.3%

The following table shows our net sales during the periods presented by department:

		Fiscal year Ended
		January 28,	January 29,	January 30,
Department	Product Offerings	2023	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.5%	13.1%	12.7%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.4%	7.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	10.0%	9.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	6.8%	5.6%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.9%	54.2%	57.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.1%	7.5%	6.7%
Total		100.0%	100.0%	100.0%

Fiscal Year 2022 Compared to Fiscal Year 2021

Net Sales and Same Store Sales. Net sales decreased by $106.6 million, or 7.1%, to $1,399.5 million in fiscal year 2022 compared to $1,506.1 million in fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and were impacted by current year consumer inflationary pressures and recessionary concerns. These headwinds were partially offset by our opening of nine new stores since January 29, 2022. Stores that were opened in fiscal year 2022 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $86.5 million to net sales. E-commerce driven sales comprised more than 15% of total sales in fiscal year 2022. Same store sales decreased by 12.2% for fiscal year 2022 compared to fiscal year 2021, primarily driven by decreased consumer demand as described above. Same store sales increased by 27.6% during fiscal year 2022 compared to the pre-pandemic fiscal year 2019. As of January 28, 2023, we had 122 stores included in our same store calculation.

Our Apparel department saw an increase of $3.9 million in net sales during fiscal year 2022 compared to fiscal year 2021 primarily due to the opening of nine new stores since January 29, 2022. Our Hunting and Shooting, Fishing, Camping, Optics, Electronics, Accessories and other, and Footwear departments saw decreases in net sales of $47.0 million, $27.0 million, $22.1 million, $17.5 million and $1.1 million, respectively, for fiscal year 2022 compared to fiscal year 2021 primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal 2021 driven by the American Rescue Plan and social unrest and were impacted by current year consumer inflationary pressures and recessionary concerns. Within our Hunting and Shooting department, sales from our ammunition category were relatively flat, with an increase of $0.1 million, in sales of ammunition for fiscal year 2022 compared to fiscal year 2021. This increase in ammunition sales was driven by the opening of new stores. Within Hunting and Shooting, our firearms category saw a decrease of $41.7 million, or 12.2%, for fiscal year 2022 compared to fiscal year 2021, which resulted from the drivers of decreased demand and inflationary pressures discussed above.

With respect to same store sales, our fishing, optics, electronics and accessories, camping, hunting, footwear and apparel departments saw decreased same store sales of 23.0%, 19.3%, 15.6%, 11.4%, 5.4% and 1.4%, respectively. Firearms and ammunition same store sales, included within our Hunting and Shooting department, decreased by 18.2% and 5.1%, respectively, for fiscal year 2022 compared to fiscal year 2021.

Gross Profit. Gross profit decreased by $30.1 million, or 6.1%, to $460.2 million for fiscal year 2022 from $490.3 million for fiscal year 2021. This decrease was primarily driven by a decrease in net sales and same store sales. As a percentage of net sales, gross profit increased to 32.9% for fiscal year 2022 compared to 32.6% for fiscal year 2021. This increase was primarily driven by decreased shipping, freight and logistical expenses, increased product margins across most categories and favorable product mix.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2.5 million, or 0.6%, to $402.2 million for fiscal year 2022 from $399.7 million for fiscal year 2021. This increase was primarily due to an increase in other general and administrative expenses of $10.2 million, which was largely driven by a return to pre-pandemic levels of marketing and travel activities. We also had increases in depreciation, rent, legal accruals and management recruiting expenses of $5.6 million, $3.6 million, $2.1 million and $1.3 million respectively, primarily related to the opening of nine new store locations during fiscal year 2022 and the recruiting and hiring of key senior managers. These increases were offset by a decrease in acquisition costs of $9.7 million due to the termination of the merger agreement with Great Outdoors Group, LLC and a decrease in payroll expense of $10.2 million primarily due to reduced annual bonuses to employees and increased operational efficiencies across our retail stores. Additionally, preopening expenses decreased by $0.4 million due to opening one fewer new retail location compared to the prior year.. Selling, general and administrative expenses increased to 28.7% of net sales in fiscal year 2022 compared to 26.5% of net sales in fiscal year 2021, due to lower net sales for fiscal year 2022 compared to fiscal year 2021 and the additional items noted above.

Interest Expense. Interest expense increased by $2.8 million, or 204.0%, to $4.2 million in fiscal year 2022 from $1.4 million for fiscal year 2021. Interest expense increased primarily as a result increased borrowing on our revolving credit facility and higher interest rates for fiscal year 2022 compared to fiscal year 2021.

Other Income. Other income decreased by $55.0 million in fiscal year 2022 from $55.0 million for fiscal year 2021 due to the receipt of a $55.0 million payment in connection with the termination of the Merger Agreement with Great Outdoors Group in fiscal year 2021.

Income Taxes. We recorded an income tax expense of $13.4 million for fiscal year 2022 compared to income tax expense of $35.8 million for fiscal year 2021. Our effective tax rate remained flat from fiscal year 2021 at 24.8% in 2022.

Fiscal Year 2021 Compared to Fiscal Year 2020

Net Sales and Same Store Sales. Net sales increased by $54.3 million, or 3.7%, to $1,506.1 million in fiscal year 2021 compared to $1,451.8 million in fiscal year 2020. Our net sales increased largely due to the opening of 10 new stores since January 30, 2021 and strong growth in our e-commerce platform, partially offset by lower demand during the second, third, and fourth quarters of fiscal 2021 compared to the same periods in fiscal 2020 in certain categories as we anniversaried the demand driven in the prior year by the COVID-19 pandemic, social unrest and the pending presidential election. Stores that were opened in fiscal year 2021 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $92.6 million to net sales. Same store sales decreased by 2.2% for fiscal year 2021 compared to fiscal year 2020, primarily driven by a decrease in our hunting and shooting department. The decrease in our hunting and shooting department was driven by a decline in demand for firearms compared to fiscal year 2020 as we anniversaried the increased demand due to the COVID-19 pandemic, social unrest and pending presidential election of the prior year and supply chain constraints in ammunition. As of January 29, 2022, we had 112 stores included in our same store calculation.

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

Weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis. For example, weather conditions have been a significant headwind for us in the first half of fiscal 2023, especially in the western half of the U.S. A combination of unusually high amounts of rain and snow is influencing the timing of the spring fishing and camping seasons, likely pushing these to later than normal.

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of January 28, 2023, we had cash and cash equivalents of $2.4 million and working capital, consisting of current assets less current liabilities, of $130.1 million.

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. For both the short-term and the long-term, our primary sources of cash are borrowings under our revolving credit facility, operating cash flows and short and long-term debt financings from other banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations are primarily for opening and acquiring new store locations, along with our general operating expenses and other expenses discussed below.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. During fiscal 2021, we used cash to increase our inventory levels after the increased demand during the pandemic reduced our inventory. We returned to more historical levels of inventory purchases during fiscal 2022, and expect our inventory purchases will continue to stabilize in fiscal 2023.

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For fiscal 2023, our expected operating lease payments will be $68.2 million and our total committed lease payments are $434.7 million as of January 28, 2023.

Capital Expenditures. For fiscal year 2022, we incurred approximately $63.5 million in capital expenditures primarily related to the construction of new stores and the refurbishment of existing stores during the period. We also received $2.9 million from sale-leaseback transactions. We expect capital expenditures between $48 million and $56 million for fiscal year 2023 primarily to refurbish some of our existing stores and to open 15 new stores in fiscal 2023 as part of our target to grow store locations to between 190 and 210 by the end of fiscal year 2025. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of January 28, 2023, $96.9 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after January 28, 2023, our interest payments would be approximately $5.7 million for fiscal year 2023 based on the interest rate as of January 28, 2023. See “—Indebtedness” below for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our Repurchase Program initially, provided for our repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023 our board of directors extended the term of the Repurchase Program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the Repurchase Program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the Repurchase Program and our board of directors modify, suspend or discontinue the program at any time. As of January 28, 2023, we had repurchased 6,797,707 shares of our common stock for $64.7 million, utilizing cash on hand and available borrowings under our revolving credit facility. In addition, as of January 28, 2023, $10.3 million remained available to us for repurchase of outstanding shares of our common stock pursuant to the Repurchase Program.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 28,	January 29,
	2023	2022
	(in thousands)
Cash flows provided by (used in) operating activities	$46,794	$(21,626)
Cash flows used in investing activities	(60,588)	(53,452)
Cash (used in) provided by financing activities	(40,835)	66,571
Cash and cash equivalents at end of period	2,389	57,018

Net cash provided by operating activities was $46.8 million for fiscal year 2022, compared to net cash used in operating activities of $21.6 million for fiscal year 2021, a change of approximately $68.4 million. The increase in our cash flows provided by operating activities was primarily the result of a normalization of our inventory levels in fiscal year 2022 compared to a focus on building up inventory in 2021.

Net cash used in investing activities was $60.6 million for fiscal year 2022 compared to $53.5 million for fiscal year 2021. For fiscal year 2022, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores. Our cash flows used in investing activities in fiscal year 2021 primarily related to costs incurred in connection with opening new stores and the refurbishment of existing stores.

Net cash used in financing activities was $40.8 million for fiscal year 2022 compared to net cash provided by financing activities of $66.6 million for fiscal year 2021, a change of approximately $107.4 million. The decrease in cash flows from financing activities was primarily the result of our use of $64.6 million to repurchase shares of our common stock pursuant to our share repurchase program.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $96.9 million outstanding as of January 28, 2023. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). As of January 28, 2023, we had $159.1 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of January 28, 2023, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

Critical Accounting Estimates

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and we recognize revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 4.0% when no escheat liability to relevant jurisdictions exists. We do not sell or provide gift cards that carry expiration dates. We recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 25% using historical rates and future expectations.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow-moving inventory based on inventory productivity reports and by specific identification of obsolete or slow-moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 28, 2023, our cost of sales would have been correspondingly lower or higher by approximately $0.6 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended January 28, 2023 and January 29, 2022. During the fiscal year ended January 30, 2021, we recorded an impairment charge of $1.0 million relating to the closure of one store.

Leases

We have operating leases for our retail stores facilities, distribution center, and corporate office. In accordance with ASC 842, which we adopted on February 3, 2019, we determine if an arrangement is a lease at inception. Operating lease liabilities are calculated using the present value of future payments and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we used an estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments. The IBR is determined by using our credit rating to develop a yield curve that approximates our market risk profile.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included elsewhere in this 10-K.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, and other gains/losses, and expenses that we do not believe are indicative of our ongoing expenses. Net income is the most comparable GAAP financial measure to Adjusted EBITDA. Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net income to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands).

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021

Net income	$40,518	$108,470	$91,380
Interest expense	4,195	1,379	3,506
Income tax expense	13,350	35,769	30,080
Depreciation and amortization	31,776	26,226	21,830
Stock-based compensation expense (1)	4,673	3,328	3,302
Pre-opening expenses (2)	3,654	4,098	1,942
Hazard pay (3)	—	—	6,526
Acquisition costs (4)	—	9,733	3,710
Bargain purchase (5)	—	—	(2,218)
Legal accrual (6)	2,088	—	2,125
Store closing write-off (7)	—	—	1,039
Executive transition costs (8)	1,329	—	—
Retention pay (9)	—	2,549	—
Merger termination payment (10)	—	(55,000)	—
Adjusted EBITDA	$101,583	$136,552	$163,222

Net sales	1,399,515	1,506,072	1,451,767
Net income margin (11)	2.9%	7.2%	6.3%
Adjusted EBITDA margin (11)	7.3%	9.1%	11.2%

(1)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under the Sportsman's Warehouse Holdings, Inc. 2019 Performance Incentive Plan and the Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan.
(2)
Pre-opening expenses include expenses incurred in the preparation and opening of a new store location, such as payroll, travel and supplies, but do not include the cost of the initial inventory or capital expenditures required to open a location.
(3)
Expense relating to bonuses and increased wages paid to front-line and back office associates due to the ongoing COVID-19 pandemic.
(4)
Includes $237 of expenses incurred relating to the acquisition of cash, inventory, furniture, fixtures, and equipment, and certain other assets related to Field & Stream stores operated by Dick's Sporting Goods in fiscal year 2020. Also includes $3,473 and $9,733 of expenses incurred relating to the proposed merger with Great Outdoors Group, respectively, for fiscal year 2020 and fiscal year 2021. The merger agreement was terminated in December 2021.
(5)
Excess of the fair value over the purchase price of tangible assets acquired in connection with the Field & Stream stores acquired during fiscal year 2020. See Note 3 to the Consolidated Financial Statements for additional information.
(6)
For fiscal 2022 an accrued settlement in relation to the closure of one of our stores in 2019. For fiscal year 2020 an accrual relating to pending labor litigation in the state of California.
(7)
Costs and impairments recorded relating to the closure of one store during the first quarter of 2020. These costs were recorded as a component of selling, general, and administration expenses on the condensed consolidated statement of operations.
(8)
Costs incurred for the recruitment and hiring of various key members of our senior management team.
(9)
Expense relating to retention bonuses paid to certain senior employees in connection with the termination of the merger agreement with Great Outdoors Group.
(10)
Represents a one-time $55 million termination payment received in connection with the terminated merger with Great Outdoors Group.
(11)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Our revolving credit facility and term loan carry floating interest rates that are tied to SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at January 28, 2023, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.0 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Sportsman’s Warehouse Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 28, 2023 and January 29, 2022, the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 28, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023 and January 29, 2022, and the results of its operations and its cash flows for each of the three fiscal years in the period ended January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 13, 2023 expressed an unqualified opinion.

Basis for opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Salt Lake City, Utah

April 13, 2023

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

	January 28,	January 29,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$2,389	$57,018
Accounts receivable, net	2,053	1,937
Merchandise inventories	399,128	386,560
Prepaid expenses and other	22,326	21,955
Total current assets	425,896	467,470
Operating lease right of use asset	268,593	243,047
Property and equipment, net	162,586	128,304
Goodwill	1,496	1,496
Definite lived intangibles, net	389	264
Total assets	$858,960	$840,581

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$61,948	$58,916
Accrued expenses	99,976	109,012
Income taxes payable	932	9,500
Operating lease liability, current	45,465	40,924
Revolving line of credit	87,503	66,054
Total current liabilities	295,824	284,406
Long-term liabilities:
Deferred income taxes	9,544	5,779
Operating lease liability, noncurrent	260,479	236,227
Total long-term liabilities	270,023	242,006
Total liabilities	565,847	526,412

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,541 and 43,880 shares issued and outstanding, respectively	375	439
Additional paid-in capital	79,743	90,851
Retained earnings	212,995	222,879
Total stockholders' equity	293,113	314,169
Total liabilities and stockholders' equity	$858,960	$840,581

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Net sales	$1,399,515	$1,506,072	$1,451,767
Cost of goods sold	939,275	1,015,775	975,313
Gross profit	460,240	490,297	476,454

Selling, general and administrative expenses	402,177	399,678	353,706
Income from operations	58,063	90,619	122,748
Other (income) expense:
Bargain purchase gain	—	—	(2,218)
Merger termination payment	—	(55,000)	—
Interest expense	4,195	1,380	3,506
Income before income taxes	53,868	144,239	121,460
Income tax expense	13,350	35,769	30,080
Net income	$40,518	$108,470	$91,380
Income per share:
Basic	$1.00	$2.47	$2.10
Diluted	$1.00	$2.44	$2.06
Weighted average shares outstanding:
Basic	40,489	43,827	43,525
Diluted	40,719	44,543	44,430

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at February 1, 2020	43,296	$433	—	$—	—	$—	$86,806	$23,029	$110,268
Vesting of restricted stock units	255	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(870)	—	(870)
Issuance of common stock for cash per employee stock purchase plan	72	—	—	—	—	—	580	—	580
Stock based compensation	—	—	—	—	—	—	3,302	—	3,302
Net income	—	—	—	—	—	—	—	91,380	91,380
Balance at January 30, 2021	43,623	$436	—	$—	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	257	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,289)	—	(2,289)
Stock based compensation	—	—	—	—	—	—	3,328	—	3,328
Net income	—	—	—	—	—	—	—	108,470	108,470
Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	6,797	(64,748)	—	—	(64,748)
Retirement of treasury stock	(6,797)	(68)	—	—	(6,797)	64,748	(14,278)	(50,402)	—
Vesting of restricted stock units	354	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,393)	—	(2,393)
Issuance of common stock for cash per employee stock purchase plan	104	1	—	—	—	—	893	—	894
Stock based compensation	—	—	—	—	—	—	4,673	—	4,673
Net income	—	—	—	—	—	—	—	40,518	40,518
Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Cash flows from operating activities:
Net income	$40,518	$108,470	$91,380
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	31,710	26,200	21,801
Amortization of deferred financing fees	184	251	535
Amortization of definite lived intangible	66	26	28
Loss on asset dispositions	—	—	804
Gain on bargain purchase	—	—	(2,218)
Noncash lease expense	28,582	31,536	25,307
Deferred income taxes	3,765	5,345	(919)
Stock-based compensation	4,673	3,328	3,302
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(116)	(1,356)	323
Operating lease liabilities	(25,336)	(26,479)	(24,390)
Merchandise inventories	(12,568)	(143,126)	39,938
Prepaid expenses and other	(46)	(7,093)	(2,633)
Accounts payable	(1,509)	(20,382)	37,812
Accrued expenses	(14,561)	(2,929)	42,017
Income taxes payable and receivable	(8,568)	4,583	5,729
Net cash provided by (used in) operating activities	46,794	(21,626)	238,816
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(63,511)	(53,452)	(19,754)
Acquisition of Field and Stream stores, net of cash acquired	—	—	(6,473)
Proceeds from sale-leaseback transactions	2,923	—	—
Net cash used in investing activities	(60,588)	(53,452)	(26,227)
Cash flows from financing activities:
Net borrowings (payments) on line of credit	21,449	66,054	(116,078)
Increase (Decrease) in book overdraft, net	4,471	2,806	(2,381)
Proceeds from issuance of common stock per employee stock purchase plan	894	—	580
Payment of withholdings on restricted stock units	(2,393)	(2,289)	(870)
Principal payments on long-term debt	—	—	(30,000)
Payments to acquire treasury stock	(64,748)	—	—
Payment of deferred financing costs	(508)	—	—
Net cash (used in) provided by financing activities	(40,835)	66,571	(148,749)
Net change in cash and cash equivalents	(54,629)	(8,507)	63,840
Cash and cash equivalents at beginning of period	57,018	65,525	1,685
Cash and cash equivalents at end of period	$2,389	$57,018	$65,525

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$3,396	$1,380	$3,506
Income taxes, net of refunds	18,154	25,841	25,304

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$54,243	$39,437	$39,119
Purchases of property and equipment included in accounts payable and accrued expenses	$9,416	$3,821	$1,887

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 28, 2023, the Company operated 131 stores in 30 states.

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

Fiscal Year

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal year 2022 ended January 28, 2023 and contained 52 weeks of operation. Fiscal year 2021 ended January 29, 2022 and contained 52 weeks of operations. Fiscal year 2020 ended January 30, 2021 and contained 52 weeks of operations.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated and individual store and cost center basis, for purposes of allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product mix. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. The Company distributes its product mix chainwide from a single distribution center. Furthermore, the Company also operates an e-commerce platform at www.sportsmans.com. Given that the stores and e-commerce platform have the same economic characteristics, the Company's stores and website are aggregated into one operating and reportable segment.

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

In accordance with the terms of a financing agreement (Note 9), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 28, 2023 and January 29, 2022, the combined balance in these accounts was $9,389 and $10,923, respectively. Accordingly, for fiscal year 2022 and fiscal year 2021 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on January 28, 2023 and January 29, 2022, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for credit losses based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 28, 2023 and January 29, 2022, the Company had no allowance for credit losses.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $9,436 and $8,405 at January 28, 2023 and January 29, 2022, respectively.

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

Depreciation and amortization of property and equipment is computed using the straight-line method over the estimated useful lives of the related assets. Leasehold improvements are amortized over the shorter of the useful lives of the improvements or the term of the lease. Furniture, fixtures, and equipment, are depreciated over useful lives ranging from three to ten years.

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. An impairment charge of $1,039 relating to long-lived assets of a closed store was recorded during the fiscal year ended January 30, 2021. There were no impairment charges relating to long-lived assets that were recorded during the fiscal years ended January 28, 2023 and January 29, 2022.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables, right of return assets, and miscellaneous deposits.

Leases

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s retail stores, distribution center, and corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the Company's incremental borrowing rate (“IBR”) and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of income. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

See Note 6 for further discussion on leases.

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

Contract liabilities are recognized primarily for gift card sales and our loyalty reward program. Cash received from the sale of gift cards is recorded as a contract liability in accrued expenses, and the Company recognizes revenue upon the customer’s redemption of the gift card. Gift card breakage is recognized as revenue in proportion to the pattern of customer redemptions by applying a historical breakage rate of 4.0% when no escheat liability to relevant jurisdictions exists. Based upon historical experience, gift cards are predominantly redeemed in the first two years following their issuance date. The Company does not sell or provide gift cards that carry expiration dates. ASC 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 25% using historical rates and future expectations.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Right of return assets, which are included in prepaid expenses and other	$1,951	$2,142
Estimated gift card contract liability, net of breakage	(29,174)	(23,128)
Estimated loyalty contract liability, net of breakage	(5,383)	(7,211)
Sales return liabilities, which are included in accrued expenses	(2,912)	(3,197)

For the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the Company recognized $1,573, $1,606, and $1,167 in gift card breakage, respectively. For the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the Company recognized $3,126, $5,769, and $4,730, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended January 28, 2023 were recorded in cash provided by operating activities. For the fiscal years ended January 28, 2023, January 29, 2022 and January 30, 2021 the Company recognized $20,656, $17,167, and $8,110 of revenue related to the beginning contract liability from the previous year.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to our departments for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, were as follows:

		Fiscal year Ended
		January 28,	January 29,	January 30,
Department	Product Offerings	2023	2022	2021
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.5%	13.1%	12.7%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	9.3%	8.4%	7.5%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	10.0%	9.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.3%	6.8%	5.6%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	54.9%	54.2%	57.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.1%	7.5%	6.7%
Total		100.0%	100.0%	100.0%

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of January 28, 2023, and January 29, 2022, the Company estimated the IBNR for this plan to be $1,603 and $1,349, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of January 28, 2023, and January 29, 2022, the Company estimated the IBNR for this plan to be $1,297 and $1,249, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, net advertising expenses totaled $23,816, $20,537, and $15,663, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of income.

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

Fair Value of Financial Instruments

As of January 28, 2023, and January 29, 2022, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021.

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

Right of Use Asset and Liability for 2020 Acquisition

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

Results of Operations for 2020 Acquisition

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

	Fifty-Two Weeks Ended
	January 30,	February 1,
	2021	2020
Net sales	1,464,406	909,113
Net income	91,475	19,775

Earnings per share:
Basic	2.10	0.46
Diluted	2.07	0.45

(4) Property and Equipment

Property and equipment as of January 28, 2023 and January 29, 2022 was as follows:

	January 28,	January 29,
	2023	2022
Furniture, fixtures, and equipment	$138,004	$115,597
Leasehold improvements	170,494	143,064
Construction in progress	20,875	5,007
Total property and equipment, gross	329,373	263,668
Less accumulated depreciation and amortization	(166,787)	(135,364)
Total property and equipment, net	$162,586	$128,304

Depreciation expense was $31,710, $26,200, and $21,801, for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

(5) Definite Lived Intangible Assets

The following table summarizes the definite lived intangible assets:

	January 28, 2023
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(132)	318
Intellectual Property	8 years	100	(29)	71
Total		$550	(161)	389

	January 29, 2022
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	257	(78)	179
Intellectual Property	8 years	100	(15)	85
Total		$357	(93)	264

Amortization expense for definite lived intangible asset was $66, $26, and $28, for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

In the fiscal year ended January 28, 2023, the Company recorded a non-cash increase of $54,243, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Operating lease expense	$58,562	$56,293	$51,948
Variable lease expense	18,740	17,252	15,376
Short-term lease expense	1,200	1,325	688
Total lease expense	$78,502	$74,870	$68,012

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Operating cash flows from operating leases	$(63,783)	$(59,502)	$(55,765)
Cash paid for lease liabilities - operating leases	(63,783)	(59,502)	(55,765)

	As of January 28,	As of January 29,	As of January 30,
	2023	2022	2021
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$54,243	$39,437	$39,119
Terminated right-of-use assets and liabilities	—	—	(2,947)
Weighted-average remaining lease term - operating leases	5.75	5.83	6.09
Weighted-average discount rate - operating leases	7.96%	8.29%	8.35%

In accordance with ASC 842, maturities of operating lease liabilities as of January 28, 2023 were as follows:

Operating
Year Endings:	Leases
2023	$68,239
2024	64,596
2025	57,812
2026	52,752
2027	45,201
Thereafter	146,048
Undiscounted cash flows	$434,648
Reconciliation of lease liabilities:
Present values	$305,944
Lease liabilities - current	45,465
Lease liabilities - noncurrent	260,479
Lease liabilities - total	$305,944
Difference between undiscounted and discounted cash flows	$128,704

The Company has excluded in the table above approximately $43.9 million of leases (undiscounted basis) that were entered into as of April 13, 2023. These leases will commence in 2023 with lease terms of 10 years.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 28, 2023 and January 29, 2022:

	January 28, 2023	January 29, 2022
Book overdraft	$20,723	$16,252
Unearned revenue	41,203	42,058
Accrued payroll and related expenses	15,820	26,309
Sales and use tax payable	5,896	8,788
Accrued construction costs	1,469	416
Other	14,865	15,189
Total accrued expenses	$99,976	$109,012

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

The following table shows the fair value measurements of the Company on a recurring basis:

			Fair Value as of	Fair Value as of
Asset	Type	Measurement Level	January 28, 2023	January 29, 2022
Short-term Investments (1)	Cash and Cash Equivalents	Level 1	$—	$55,000

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

As of January 28, 2023, and January 29, 2022, the Company had $96,892 and $76,976, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $9,389 and $10,923 as of January 28, 2023 and January 29, 2022, respectively. As of January 28, 2023, the Company had stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

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

As of January 28, 2023 and January 29, 2022, the Credit Agreement and the Company's prior credit agreement had $657 and $333, respectively in outstanding deferred financing fees. During fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the Company recognized $184, $251 and $251, respectively, of non-cash interest expense in relation to the amortization of deferred financing fees.

As of January 28, 2023, January 29, 2022, and January 30, 2021, gross borrowings under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,558,928, $1,731,998, and $1,443,172, respectively. As of January 28, 2023, January 29, 2022, and January 30, 2021, gross paydowns under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,543,677, $1,656,140, and $1,599,611, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of January 28, 2023, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(10) Sale-Leaseback Transactions

During the fiscal year ended January 28, 2023, the Company completed two sale-leaseback transactions the buildings associated to new store locations. For the sale-leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment. The total value of tenant allowances received under these transactions during fiscal year 2022 was $2,923. The Company did not have any sale-leaseback transactions during fiscal years 2021 or 2020.

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	January 28,	January 29,	January 30,
	2023	2022	2021
Net income	$40,518	$108,470	$91,380
Weighted-average shares of common stock outstanding:
Basic	40,489	43,827	43,525
Dilutive effect of common stock equivalents	230	716	905
Diluted	40,719	44,543	44,430
Basic earnings per share	$1.00	$2.47	$2.10
Diluted earnings per share	$1.00	$2.44	$2.06
Restricted stock units considered anti-dilutive and excluded in the calculation	244	38	15

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $4,673, $3,328, and $3,302, during fiscal years 2022, 2021, and 2020, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of income. As of January 28, 2023, and January 29, 2022, the Company had $7,537 and $13,233, respectively, remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of January 28, 2023, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,803. As of January 28, 2023, there were 1,034 awards outstanding under the 2019 Plan. All shares granted during the current year were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2019 Plan.

Nonvested Performance-Based Stock Awards

During fiscal year 2022, the Company issued 188 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $10.88 per share. The nonvested performance-based stock awards issued to employees vest at the end of three years. The number of shares issued is contingent on management achieving a fiscal year 2022, 2023 and 2024 performance targets for total revenue growth and adjusted EPS. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 376, and the “target” number of shares subject to the award is 188 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During fiscal year 2021, the Company did not issue any nonvested performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(194)	7.95
Vested	(168)	3.49
Balance at January 28, 2023	313	$7.72

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	624	$5.13
Grants	-	-
Forfeitures	(115)	5.10
Vested	(22)	4.91
Balance at January 29, 2022	487	$5.13

Nonvested Stock Unit Awards

During the fiscal year 2022, the Company issued 444 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $10.77 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	444	10.77
Forfeitures	(226)	11.15
Vested	(426)	9.94
Balance at January 28, 2023	721	$12.16

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 30, 2021	779	$5.19
Grants	708	14.70
Forfeitures	(217)	7.91
Vested	(341)	5.87
Balance at January 29, 2022	929	$11.56

As of January 28, 2023, and January 29, 2022, the weighted average grant date fair value of the outstanding shares was $12.16 and $11.56, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2022, 2021, and 2020 was $240, $35, and $212, respectively.

During the fiscal year ended January 30, 2021, the Company discontinued the ESPP program due to the proposed merger with the Great Outdoors Group. The ESPP program was later reinstated during fiscal year 2021 after the proposed merger with the Great Outdoors Group was terminated in December 2021.

(15) Income Taxes

For the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, the income tax provision consisted of the following:

	January 28,	January 29,	January 30,
	2023	2022	2021
Current:
Federal	$6,853	$23,107	$24,023
State	2,737	7,312	6,991
Total current	9,590	30,419	31,014
Deferred:
Federal	3,602	5,133	(390)
State	158	217	(544)
Total deferred	3,760	5,350	(934)
Total income tax provision	$13,350	$35,769	$30,080

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	January 28,	January 29,	January 30,
	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1	4.1	4.1
Permanent items	1.1	0.1	(0.3)
Tax Credits	(1.7)	(0.6)	(0.4)
Other items	0.3	0.2	0.4
Effective income tax rate	24.8%	24.8%	24.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 28, 2023 and January 29, 2022, respectively, are presented below:

	January 28,	January 29,
	2023	2022
Deferred tax assets:
Accrued liabilities	$928	$1,521
Operating lease liability	76,792	69,565
Gift card liability	1,992	1,332
Goodwill	589	671
Intangible asset	781	927
Inventories	3,109	2,940
Sales return reserve	241	265
Stock-based compensation	993	1,082
Loyalty program	1,351	1,810
Total gross deferred tax assets	$86,776	$80,113
Deferred tax liabilities:
Depreciation	$(27,742)	$(23,860)
ROU asset	(67,417)	(61,005)
Prepaid expenses	(1,161)	(1,027)
Total gross deferred tax liabilities	(96,320)	(85,892)
Net deferred tax asset	$(9,544)	$(5,779)

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At January 28, 2023, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of January 28, 2023, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended February 1, 2020 through January 29, 2022.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of income. No interest or penalties were accrued for fiscal years 2022, 2021 or 2020.

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

TMS McCarthy, LP, Etc., Pltf. v. Sportsman’s Warehouse Southwest, Inc. Etc. Et Al., Dfts.- On June 23, 2020 TMS McCarthy, LP filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Sportsman’s Warehouse Southwest, Inc., a wholly owned subsidiary of Sportsman’s Warehouse Holdings Inc., claiming the Company wrongfully terminated the lease relating to one of its stores. Subsequent to the end of fiscal year 2022 the Company entered into a settlement agreement with TMS McCarthy to settle the lawsuit. As part of the settlement agreement, the Company agreed to make a one-time payment to TMS McCarthy by April 14, 2023 in the amount of $2,087,500. TMS McCarthy agreed to dismiss all claims in the litigation.

(17) Retirement Plan

The Company sponsors a profit-sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors (the “Board”), the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $1,343, $1,974, and $1,532, for the fiscal years ended January 28, 2023, January 29, 2022, and January 30, 2021, respectively.

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

(19) Subsequent Events

On March 20, 2023 the Company entered into a settlement agreement with TMS McCarthy to settle a lawsuit filed by TMS McCarthy alleging wrongful termination of a lease relating to one of the Company’s stores. As part of the settlement agreement, the Company agreed to make a one-time payment to TMS McCarthy by April 14, 2023 in the amount of $2,087,500. This amount was recognized in fiscal year 2022. TMS McCarthy agreed to dismiss all claims in the litigation.

On April 10, 2023, Jon Barker notified the Company of his retirement and voluntary resignation as President, Chief Executive Officer and member of the Board of the Company, in each case effective April 14, 2023. Mr. Barker’s resignation was not the result of any disagreement with the Company or the Company’s management regarding operations, policies or practices. The Board appointed Joseph P. Schneider as Interim President and Interim Chief Executive Officer of the Company, effective April 14, 2023. Mr. Schneider will perform the functions of the Company’s principal executive officer.

In connection with Mr. Schneider’s appointment as Interim President and Interim Chief Executive Officer, he will receive an annual base salary of $1,200,000. In addition, the Board approved a grant of $250,000 restricted stock units under the Company’s 2019 Performance Incentive Plan to be made to Mr. Schneider on April 14, 2023. Such restricted stock units will vest in four substantially equal installments on the first four quarterly anniversaries of the grant date, subject to Mr. Schneider’s continued employment with the Company, or if earlier, will vest in full upon a change in control of the Company. Mr. Schneider will also be eligible to participate in the Company’s benefit plans generally made available to the executives of the Company.

On April 10, 2023, the Board appointed Erica Fortune to serve on the Board as an independent Class II director, effective April 14, 2023, to serve until the Company’s 2025 annual meeting of stockholders and until her successor is duly elected and qualified. The Board also appointed Ms. Fortune to serve on the Nominating and Governance Committee of the Board.

In connection with her service as a director, Ms. Fortune will receive the Company’s standard non-employee director cash and equity compensation under its Directors’ Compensation Policy. Under the Directors’ Compensation Policy, Ms. Fortune will receive an annual grant of restricted stock units with a fair market value equal to $75,000, which will be pro-rated based on the number of days remaining before the 2023 annual meeting.

On April 10, 2023, the Board appointed Ms. Martha Bejar as Lead Independent Director of the Board, effective April 14, 2023, and appointed Ms. Nancy Walsh as Chair of the Audit Committee of the Board, effective April 30, 2023.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 28, 2023.

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

2.
Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act). Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 28, 2023, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of January 28, 2023.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of January 28, 2023 appears in item 4 below.

3.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.
Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Sportsman’s Warehouse Holdings, Inc.

Opinion on Internal Control Over Financial Reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 28, 2023, and our report dated April 13, 2023 expressed an unqualified opinion on those financial statements.

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

April 13, 2023

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has adopted a Code of Conduct and Ethics applicable to our employees, directors, and officers. This Code of Conduct and Ethics is applicable to our principal executive officer, principal financial officer, principal accounting officer and controller, or persons performing similar functions. The code is available on our website at investors.sportsmans.com. If we ever were to amend or waive any provision that applies to our principal executive officer, principal financial officer, principal accounting officer or any person performing similar functions, we intend to promptly disclose any such amendments or waivers on our website at investors.sportsmans.com, rather than by filing a Current Report on Form 8-K.

The remaining information required by this Item 10 will be included in our proxy statement for our 2023 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)
The following documents are filed as part of this Annual Report on Form 10-K:
1.
Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets – January 28, 2023 and January 29, 2022
•
Consolidated Statements of Income – Years ended January 28, 2023, January 29, 2022, and January 30, 2021
•
Consolidated Statements of Stockholders’ Equity – Years ended January 28, 2023, January 29, 2022, and January 30, 2021
•
Consolidated Statements of Cash Flows – Years ended January 28, 2023, January 29, 2022, and January 30, 2021
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

4.1

Form of Specimen Common Stock Certificate of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 24, 2014).

4.2	Description of Capital Stock of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company’s Annual Report on Form 10-K filed on April 9, 2020).

10.1

Termination Agreement, dated December 2, 2021, among Sportsman’s Warehouse Holdings, Inc., Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 2, 2021).

10.2

Amended and Restated Credit Agreement, dated as of May 23, 2018, by and among Sportsman’s Warehouse, Inc., as Lead Borrower, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent, Swing Line Lender, and L/C Issuer and the other parties listed on the signature pages thereto. (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

Exhibit Number	Description

10.3

First Amendment to Amended and Restated Credit Agreement, dated May 27, 2022 by and among Sportsman's Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 31, 2022).

10.4

Guaranty, dated as of May 23, 2018, by and among Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.5

Security Agreement, dated as of May 23, 2018, by and among Sportsman’s Warehouse, Inc., Minnesota Merchandising Corp., Sportsman’s Warehouse Southwest, Inc. and Pacific Flyway, LLC, as Borrowers, and Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.6	Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2019).

10.7	Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.8*	Form of Director Restricted Stock Unit Award Agreement (2020) (incorporate by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 9, 2020).

10.9*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.10*

Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2020-2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.11*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.12*

Employment Agreement, January 21, 2022, between Sportsman’s Warehouse Holdings, Inc. and Jon Barker (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.13*

Severance Agreement, dated September 26, 2021, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.14*

Letter Agreement, dated January 21, 2022, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 27, 2022).

10.15*

Sportsman’s Warehouse Holdings, Inc. Directors’ Compensation Policy (as amended March 16, 2022, effective May 25, 2022) (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed on June 1, 2022).

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

Exhibit Number	Description

23.1+	Consent of Grant Thornton LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, formatted in Inline XBRL: (i) Consolidated Statements of Income, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023, formatted in Inline XBRL (included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement

+ Filed herewith

*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: April 13, 2023	By:	/s/Jon Barker
Jon Barker
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Jon Barker	President, Chief Executive	April 13, 2023
Jon Barker	Officer and Director
(Principal Executive Officer)

/s/Jeff White	Chief Financial Officer and Secretary	April 13, 2023
Jeff White	(Principal Financial and
Accounting Officer)

/s/Joseph P. Schneider	Director	April 13, 2023
Joseph P. Schneider

/s/Martha Bejar	Director	April 13, 2023
Martha Bejar

/s/Gregory P. Hickey	Director	April 13, 2023
Gregory P. Hickey

/s/Richard McBee	Director	April 13, 2023
Richard McBee

/s/Nancy A. Walsh	Director	April 13, 2023
Nancy A. Walsh

/s/Philip C. Williamson	Director	April 13, 2023
Philip C. Williamson