Form 10-Q
period 2023-04-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2023-05-31
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 29, 2023

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_______to_______

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of May 31, 2023 was 37,688,103.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our first fiscal quarters ended April 29, 2023 and April 30, 2022 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2023 and the first quarter of fiscal year 2022, respectively. Fiscal year 2023 contains 53 weeks of operations and will end on February 3, 2024. Fiscal year 2022 contained 52 weeks of operations and ended on January 28, 2023.

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
•
our development of a plan to reduce expenses in response to adverse macroeconomic conditions, including an increased focus on financial discipline and rigor throughout our organization; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, rising interest rates and tightening credit markets on our operations.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I., Item 1A., Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 28, 2023 (our “Fiscal 2022 Form 10-K”) and “Part I., Item 2., Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	April 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$3,040	$2,389
Accounts receivable, net	2,415	2,053
Income tax receivable	3,500	—
Merchandise inventories	469,489	399,128
Prepaid expenses and other	21,501	22,326
Total current assets	499,945	425,896
Operating lease right of use asset	302,912	268,593
Property and equipment, net	176,970	162,586
Goodwill	1,496	1,496
Definite lived intangibles, net	374	389
Total assets	$981,697	$858,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112,659	$61,948
Accrued expenses	90,440	99,976
Income taxes payable	—	932
Operating lease liability, current	46,631	45,465
Revolving line of credit	150,250	87,503
Total current liabilities	399,980	295,824
Long-term liabilities:
Deferred income taxes	8,494	9,544
Operating lease liability, noncurrent	296,640	260,479
Total long-term liabilities	305,134	270,023
Total liabilities	705,114	565,847

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,686 and 37,541 shares issued and outstanding, respectively	377	375
Additional paid-in capital	79,340	79,743
Accumulated earnings	196,866	212,995
Total stockholders' equity	276,583	293,113
Total liabilities and stockholders' equity	$981,697	$858,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Net sales	$267,529	$309,505
Cost of goods sold	187,485	210,414
Gross profit	80,044	99,091

Selling, general, and administrative expenses	99,003	96,085
(Loss) income from operations	(18,959)	3,006
Interest expense	2,047	567
(Loss) income before income taxes	(21,006)	2,439
Income tax (benefit) expense	(5,367)	441
Net (loss) income	$(15,639)	$1,998
(Loss) earnings per share:
Basic	$(0.42)	$0.05
Diluted	$(0.42)	$0.05
Weighted average shares outstanding:
Basic	37,610	43,938
Diluted	37,610	44,221

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended April 29, 2023 and April 30, 2022
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Vesting of restricted stock units	241	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,845)	—	(1,845)
Stock-based compensation	—	—	—	—	—	—	1,358	—	1,358
Net income	—	—	—	—	—	—	—	1,998	1,998
Balance at April 30, 2022	44,121	$441	—	$—	—	$—	$90,362	$224,877	$315,680

Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	98	(696)	—	—	(598)
Retirement of treasury stock	(98)	(1)	—	—	(98)	696	(205)	(490)	(98)
Vesting of restricted stock units	243	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,445)	—	(1,445)
Stock-based compensation	—	—	—	—	—	—	1,250	—	1,250
Net loss	—	—	—	—	—	—	—	(15,639)	(15,639)
Balance at April 29, 2023	37,686	$377	—	$—	—	$—	$79,340	$196,866	$276,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(15,639)	$1,998
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	8,767	7,387
Amortization of deferred financing fees	38	63
Amortization of definite lived intangible	15	24
Noncash lease expense	3,548	3,535
Deferred income taxes	(1,050)	(266)
Stock-based compensation	1,250	1,358
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(363)	683
Operating lease liabilities	(540)	(9,191)
Merchandise inventories	(70,361)	(49,878)
Prepaid expenses and other	786	1,014
Accounts payable	50,172	41,241
Accrued expenses	(9,176)	(15,402)
Income taxes payable and receivable	(4,432)	591
Net cash used in operating activities	(36,985)	(16,843)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(22,757)	(12,001)
Net cash used in investing activities	(22,757)	(12,001)
Cash flows from financing activities:
Net borrowings on line of credit	62,747	32,451
Decrease in book overdraft	(213)	(1,075)
Payments to acquire treasury stock	(696)	—
Payment of withholdings on restricted stock units	(1,445)	(1,845)
Net cash provided by financing activities	60,393	29,531
Net change in cash and cash equivalents	651	687
Cash and cash equivalents at beginning of period	2,389	57,018
Cash and cash equivalents at end of period	$3,040	$57,705

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$1,776	$490
Income taxes, net of refunds	115	116

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$37,888	$6,378
Purchases of property and equipment included in accounts payable and accrued expenses	$9,809	$4,785

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (Unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of April 29, 2023, the Company operated 136 stores in 31 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 28, 2023 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly our condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended April 29, 2023 are not necessarily indicative of the results to be obtained for the year ending February 3, 2024. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on April 13, 2023 (the “Fiscal 2022 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Company’s Fiscal 2022 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in these condensed consolidated financial statements.

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

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognized revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 35% using historical rates and future expectations.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of April 29, 2023 and January 28, 2023:

	April 29, 2023	January 28, 2023
Right of return assets, which are included in prepaid expenses and other	$1,953	$1,951
Estimated gift card contract liability, net of breakage	(28,180)	(29,174)
Estimated loyalty contract liability, net of breakage	(4,861)	(5,383)
Sales return liabilities, which are included in accrued expenses	(2,915)	(2,912)

During the 13 weeks ended April 29, 2023, the Company recognized approximately $440 in gift card breakage and approximately $938 in loyalty reward breakage. During the 13 weeks ended April 30, 2022, the Company recognized approximately $434 in gift card breakage and approximately $604 in loyalty reward breakage. During the 13 weeks ended April 29, 2023, the Company recognized revenue of $10,056 relating to contract liabilities that existed at January 28, 2023.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 weeks ended April 29, 2023 and April 30, 2022, was approximately:

		Thirteen Weeks Ended
		April 29,	April 30,
Department	Product Offerings	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	8.9%	10.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.0%	6.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.1%	10.4%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.7%	6.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.2%	60.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.1%	5.3%
Total		100.0%	100.0%

(4)
Property and Equipment

Property and equipment as of April 29, 2023 and January 28, 2023 were as follows:

	April 29,	January 28,
	2023	2023
Furniture, fixtures, and equipment	$150,471	$138,004
Leasehold improvements	173,887	170,494
Construction in progress	27,132	20,875
Total property and equipment, gross	351,490	329,373
Less accumulated depreciation and amortization	(174,520)	(166,787)
Total property and equipment, net	$176,970	$162,586

(5) Accrued Expenses

Accrued expenses consisted of the following as of April 29, 2023 and January 28, 2023:

	April 29,	January 28,
	2023	2023
Book overdraft	$16,039	$20,723
Unearned revenue	36,845	41,203
Accrued payroll and related expenses	11,327	15,820
Sales and use tax payable	5,994	5,896
Accrued construction costs	1,323	1,469
Other	18,912	14,865
Total accrued expenses	$90,440	$99,976

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

During the 13 weeks ended April 29, 2023, the Company recorded a non-cash increase of $37,888 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Operating lease expense	$15,588	$14,395
Variable lease expense	5,493	4,302
Short-term lease expense	261	270
Total lease expense	$21,342	$18,967

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Operating cash flows from operating leases	$(16,826)	$(15,520)

	As of April 29,	As of April 30,
	2023	2022
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$37,888	$6,378
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.83	5.66
Weighted-average discount rate - operating leases	7.80%	8.21%

In accordance with ASC 842, maturities of operating lease liabilities as of April 29, 2023 were as follows:

Operating
Year Ending:	Leases
2023 (remainder)	$52,950
2024	68,426
2025	61,714
2026	56,654
2027	49,103
Thereafter	168,548
Undiscounted cash flows	$457,395
Reconciliation of lease liabilities:
Present values	$343,271
Lease liabilities - current	46,631
Lease liabilities - noncurrent	296,640
Lease liabilities - total	$343,271
Difference between undiscounted and discounted cash flows	$114,124

The Company has excluded in the table above approximately $14.1 million of leases (undiscounted basis) that were entered into as of May 15, 2023. These leases will commence in 2023 with lease terms of 10 years.

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

As of April 29, 2023 and January 28, 2023, the Company had $162,581 and $96,892, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $12,331 and $9,389 as of April 29, 2023 and January 28, 2023, respectively. As of April 29, 2023, the Company had $150,452 available for borrowing, subject to certain borrowing base restrictions and stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit.

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

The Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10.0% of the gross borrowing base and contains customary events of default. The Revolving Line of Credit matures on May 27, 2027.

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

As of April 29, 2023 and January 28, 2023, the Credit Agreement had $619 and $657, respectively, in deferred financing fees. During the 13 weeks ended April 29, 2023, the Company recognized $38 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended April 30, 2022, the Company recognized $63 of non-cash interest expense with respect to the amortization of deferred financing fees.

During the 13 weeks ended April 29, 2023, gross borrowings under the Revolving Line of Credit were $357,346. During the 13 weeks ended April 30, 2022 gross borrowing under the Company’s prior revolving line of credit were $372,716. During the 13 weeks ended April 29, 2023, gross paydowns under the Revolving Line of Credit were $293,798. During the 13 weeks ended April 30, 2022, gross paydowns under the Company’s prior revolving line of credit were $337,639.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of

April 29, 2023, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax benefit of $5,367 and income tax expense of $441, respectively, in the 13 weeks ended April 29, 2023 and April 30, 2022. The Company’s effective tax rate during the 13 weeks ended April 29, 2023 and April 30, 2022 was 25.5% and 18.1%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Net (loss) income	$(15,639)	$1,998
Weighted average shares of common stock outstanding:
Basic	37,610	43,938
Dilutive effect of common stock equivalents	—	283
Diluted	37,610	44,221
Basic (loss) earnings per share	$(0.42)	$0.05
Diluted (loss) earnings per share	$(0.42)	$0.05
Restricted stock units considered anti-dilutive and excluded in the calculation	238	128

Repurchase Program

On March 24, 2022 the Company announced that its Board of Directors had authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $0.01 par value per share, commencing on March 31, 2022. On March 15, 2023, the Company's Board of Directors extended the term of the Repurchase Program through March 31, 2024. During the 13 weeks ended April 29, 2023, the Company repurchased approximately 0.1 million shares of its common stock for $0.7 million, utilizing cash on hand and available borrowings under its Revolving Line of Credit. The Company has retired all repurchased stock.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended April 29, 2023, the Company recognized total stock-based compensation expense of $1,250. During the 13 weeks ended April 30, 2022, the Company recognized total stock-based compensation expense of $1,358. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of April 29, 2023, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,401. As of April 29, 2023, there were 1,007 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company's stockholders in fiscal year 2015, under which 800 shares of common stock were authorized. During the 13 weeks ended April 29, 2023, no shares were issued under the ESPP and, as of April 29, 2023, the number of shares available for issuance was 270.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended April 29, 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(64)	11.28
Vested	(221)	6.20
Balance at April 29, 2023	64	$9.67

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	141	11.29
Forfeitures	(39)	5.63
Vested	(168)	3.49
Balance at April 30, 2022	421	$7.81

Nonvested Stock Unit Awards

During the 13 weeks ended April 29, 2023, the Company issued 522 nonvested stock units to employees of the Company at an average value of $8.20 per share. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

During the 13 weeks ended April 30, 2022, the Company issued 308 nonvested stock units to employees of the Company at an average value of $11.28 per share. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	522	8.20
Forfeitures	(91)	12.55
Vested	(209)	10.64
Balance at April 29, 2023	943	$9.59

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	308	11.28
Forfeitures	(21)	11.70
Vested	(248)	7.96
Balance at April 30, 2022	968	$12.39

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

TMS McCarthy, LP, Etc., Pltf. v. Sportsman’s Warehouse Southwest, Inc. Etc. Et Al., Dfts.- On June 23, 2020 TMS McCarthy, LP (“TMS McCarthy”) filed a complaint in the Superior Court of the State of California for the County of Santa Clara against Sportsman’s Warehouse Southwest, Inc., a wholly owned subsidiary of Sportsman’s

Warehouse Holdings Inc., claiming the Company wrongfully terminated the lease relating to one of its stores. During the 13 weeks ended April 29, 2023, the Company entered into a settlement agreement with TMS McCarthy to settle the lawsuit. As part of the settlement agreement, the Company made a one-time payment to TMS McCarthy during the 13 weeks ended April 29, 2023 in the amount of $2,087. TMS McCarthy agreed to dismiss all claims in the litigation.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I., Item 1A. of our Fiscal 2022 Form 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I in this 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected for any period in the future.

The following discussion and analysis should be read in conjunction with, and is qualified in its entirety by reference to, the unaudited condensed consolidated financial statements and the notes thereto included in this 10-Q.

Overview

We are an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories.

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 136 stores in 31 states, totaling approximately 5.1 million gross square feet. We also operate an e-commerce platform at www.sportsmans.com. We do not incorporate the information on or accessible through our website into this 10-Q, and you should not consider any information on, or that can be accessed through, our website as part of this 10-Q.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

Since the beginning of the COVID-19 pandemic in mid-March 2020 and continuing into the first quarter of our fiscal year 2023, we have experienced increases in net sales compared to pre-pandemic levels, primarily driven by historically high sales in certain product categories, particularly firearms and ammunition. However, while our net sales and same store sales remain elevated as compared to pre-COVID periods, we are continuing to experience steady decreases in net sales and same store sales from the COVID-driven peak levels in 2021.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, recession risks and potential disruptions from the Russia-Ukraine conflict. Starting in the second half of 2022 and continuing into the first quarter of 2023, our business was impacted by consumer inflationary pressures and recession concerns. We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, and the impact on our customers, partners and employees, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. In addition, we have experienced increased payroll expenses due to increased minimum wages and generally increasing salaries and wages due to a competitive labor market and inflation. We expect payroll expense to increase in fiscal year 2023. In response to persistent consumer inflationary pressures and adverse weather conditions in the Western United States during the first half of fiscal year 2023, we are currently developing a company-wide plan to reduce expenses, with increased focus on financial discipline and rigor throughout the organization.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.1	68.0
Gross profit	29.9	32.0
Selling, general, and administrative expenses	37.0	31.0
(Loss) income from operations	(7.1)	1.0
Interest expense	0.8	0.2
(Loss) income before income taxes	(7.9)	0.8
Income tax (benefit) expense	(2.0)	0.1
Net (loss) income	(5.9)%	0.7%
Adjusted EBITDA	(2.1)%	4.2%

The following table shows our net sales during the periods presented by department:

		Thirteen Weeks Ended
		April 29,	April 30,
Department	Product Offerings	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	8.9%	10.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.0%	6.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.1%	10.4%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.7%	6.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.2%	60.3%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.1%	5.3%
Total		100.0%	100.0%

Thirteen Weeks Ended April 29, 2023 Compared to Thirteen Weeks Ended April 30, 2022

Net Sales and Same Store Sales. Net sales decreased by $42.0 million, or 13.6%, to $267.5 million during the 13 weeks ended April 29, 2023 compared to $309.5 million in the corresponding period of fiscal year 2022. Our net sales decreased primarily due to lower demand across all product categories resulting from extended winter conditions in the Western United States compared to the prior year leading to decreased outdoor participation and the continued impact of consumer inflationary pressures and recessionary concerns, partially offset by our opening of 11 new stores since April 30, 2022. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $15.5 million to net sales. E-commerce driven sales comprised more than 15% of total sales for the 13 weeks ended April 29, 2023. Same store sales decreased by 17.8% during the 13 weeks ended April 29, 2023 compared to the corresponding 13-week period of fiscal year 2022, primarily as a result of the same factors noted above for net sales.

Our Hunting and Shooting, Camping, Fishing, Optics, Electronics and Accessories, Apparel and Footwear departments saw net sales decreases of $17.7 million, $9.6 million, $7.6 million, $2.7 million, $2.6 million and $1.7 million, respectively, in the first quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. Within our Hunting and Shooting department, our firearm and ammunition categories saw decreases of $1.6 million and $16.9 million or 1.9% and 27.1%, respectively, in the first quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. The decrease in our ammunition category was primarily driven by a normalization of sales in this category during the first quarter of fiscal year 2023 compared to the pull forward of ammunition sales in the first quarter of fiscal year 2022 as we returned to normal in-stocks for ammunition during that period. This was partially offset by our opening of 11 new stores since April 30, 2022.

With respect to same store sales, during the 13 weeks ended April 29, 2023, our Camping, Fishing, Optics, Electronics and Accessories, Apparel, Hunting and Shooting and Footwear departments saw decreases of 31.6%, 28.9%, 20.9%, 16.3%, 13.8% and 12.2%, respectively, compared to the corresponding period of fiscal year 2022, as we continued to feel the impact of consumer inflationary pressures and recessionary concerns. As of April 29, 2023, we had 122 stores included in our same store sales calculation.

Gross Profit. Gross profit decreased by $19.1 million, or 19.3%, to $80.0 million during the 13 weeks ended April 29, 2023 compared to $99.1 million for the corresponding period of fiscal year 2022. As a percentage of net sales, gross profit decreased to 29.9% during the 13 weeks ended April 29, 2023, compared to 32.0% for the corresponding period of fiscal year 2022, primarily driven by a reduction in sales mix in our Camping and Fishing departments, which carry a higher margin profile and lower comparable product margins, mainly in ammunition.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $2.9 million, or 3.0%, to $99.0 million during the 13 weeks ended April 29, 2023 from $96.1 million for the corresponding period of fiscal year 2022. This increase was primarily the result of increases in rent, depreciation and new store pre-opening expenses of $2.4 million, $1.4 million, and $1.3 million, respectively, during the 13 weeks ended April 29, 2023 primarily related to the opening of 11 new stores since April 30, 2022. Additionally, we incurred $1.1 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer, Jon Barker in April 2023, the engagement of a search firm to identify director candidates and candidates for Chief Executive Officer, and fees paid to a communications firm related to our recent board and management changes. These increases were offset by a $1.5 million decrease in each of other operating and payroll expenses. These decreases were primarily driven by reduced marketing expenses and increased operational efficiencies across our retail stores. As a percentage of net sales, selling, general, and administrative expenses increased to 37.0% of net sales in the first quarter of fiscal year 2023, compared to 31.0% of net sales in the first quarter of fiscal year 2022, as a result of the same factors that drove the increase in selling, general, and administrative expenses.

Interest Expense. Interest expense increased by $1.4 million, or 233.3%, to $2.0 million during the 13 weeks ended April 29, 2023 from $0.6 million for the corresponding period of fiscal year 2022. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility and higher interest rates during the first quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022.

Income Taxes. We recognized an income tax benefit of $5.4 million during the 13 weeks ended April 29, 2023 compared to an income tax expense of $0.4 million during the comparable 13-week period of fiscal year 2022. Our effective tax rates during the 13 weeks ended April 29, 2023 and April 30, 2022 were 25.5% and 18.1%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis. For example, weather conditions have been a significant headwind for us in the first half of fiscal year 2023, especially in the western half of the United States. A combination of unusually high amounts of rain and snow is influencing the timing of the spring fishing and camping seasons, likely pushing these to later than normal.

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of April 29, 2023, we had cash and cash equivalents of $3.0 million and working capital, consisting of current assets less current liabilities, of $100.0 million. As of January 28, 2023, we had cash and cash equivalents of $2.4 million and working capital, consisting of current assets less current liabilities, of $130.1 million.

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to opening and acquiring new store locations. For both the short-term and the long-term, our primary sources of cash are borrowings under our $350.0 million senior secured revolving credit facility, operating cash flows and short and long-term debt financings from other banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations are primarily for opening and acquiring new store locations, along with our general operating expenses and other expenses discussed below.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. During fiscal 2021, we used cash to increase our inventory levels after the increased demand during the pandemic reduced our inventory. We returned to more historical levels of inventory purchases during fiscal 2022 and expect our inventory purchases will continue to stabilize in fiscal 2023.

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. Our expected operating lease payments for the remainder of fiscal year 2023 are $53.0 million and our total committed lease payments are $457.4 million as of April 29, 2023. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. For the 13 weeks ended April 29, 2023, we incurred approximately $19.6 million in capital expenditures, net of $3.2 million in tenant allowances, primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures, net of tenant allowances, between $48 million and $56 million for fiscal year 2023 (inclusive of amounts spent during the 13 weeks ended April 29, 2023) primarily to refurbish some of our existing stores and to open 15 new stores in fiscal year 2023. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of April 29, 2023, $162.6 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after April 29, 2023 our interest payments would be approximately $7.7 million for the remainder of fiscal year 2023 based on the interest rate as of April 29, 2023. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of April 29, 2023, we had repurchased 6,895,209 shares of our common stock for $65.4 million, utilizing cash on hand and available borrowings under our revolving credit facility. In addition, as of April 29, 2023, $9.6 million remained available to us for repurchases of outstanding shares of our common stock pursuant to the share repurchase program.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
	(in thousands)
Cash flows used in operating activities	$(36,985)	$(16,843)
Cash flows used in investing activities	(22,757)	(12,001)
Cash provided by financing activities	60,393	29,531
Cash at end of period	3,040	57,705

Net cash used in operating activities was $37.0 million for the 13 weeks ended April 29, 2023, compared to net cash used in operating activities of $16.8 million for the corresponding period of fiscal year 2022, a change of approximately $20.2 million. The increase in our cash flows used in operating activities was primarily driven by increased inventory levels due to our addition of 11 new stores since April 30, 2022.

Net cash used in investing activities was $22.8 million for the 13 weeks ended April 29, 2023, compared to $12.0 million for the corresponding period of fiscal year 2022, an increase of approximately $10.8 million, which was primarily driven by capital expenditures related to the construction of new stores and the refurbishment of existing stores we incurred during the 13 weeks ended April 29, 2023.

Net cash provided by financing activities was $60.4 million for the 13 weeks ended April 29, 2023, compared to net cash provided by financing activities of $29.5 million for the corresponding period of fiscal year 2022, a change of approximately $30.9 million. The increase in cash provided by financing activities was primarily the result of an increase in borrowings under our revolving credit facility.

Indebtedness

We maintain our $350.0 million revolving credit facility, with $162.6 million outstanding as of April 29, 2023. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. As of April 29, 2023, we had $150.5 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of April 29, 2023, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

There have been no significant changes to our critical accounting estimates as described in “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Fiscal 2022 Form 10-K.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses and director and officer transition costs. Net (loss) income is the most comparable GAAP financial measure to Adjusted EBITDA. Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net income, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	April 29,	April 30,
	2023	2022
	(dollars in thousands)
Net (loss) income	$(15,639)	$1,998
Interest expense	2,047	567
Income tax (benefit) expense	(5,367)	441
Depreciation and amortization	8,782	7,411
Stock-based compensation expense (1)	1,250	1,358
Pre-opening expenses (2)	2,256	951
Director and officer transition costs (3)	1,113	222
Adjusted EBITDA	$(5,558)	$12,948

Net sales	$267,529	$309,505
Net (loss) income margin	(5.9)%	0.6%
Adjusted EBITDA margin (4)	(2.1)%	4.2%

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
(3)
Expenses incurred relating to departure of directors and officers and the recruitment of directors and key members of our senior management team. For the 13 weeks ended April 29, 2023, we incurred $1.1 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer, Jon Barker, in April 2023, the engagement of a search firm to identify director candidates and candidates for Chief Executive Officer, and fees paid to a communications firm related to our recent board and management changes.
(4)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility carry a floating interest rate tied to Term SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at April 29, 2023, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.7 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of April 29, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended April 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our risk factors from those set forth in our Fiscal 2022 Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2022, we announced that our board of directors authorized a share repurchase program to allow for our repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. During the 13 weeks ended April 29, 2023 , we repurchased a total of 97,500 shares of our common stock for $0.7 million, utilizing cash on hand and our senior secured revolving credit facility.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the 13 weeks ended April 29, 2023 (dollars in thousands, except share and per share data):

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May yet Be Purchased Under the Program
January 29, 2023 to February 28, 2023	—	N/A	—	$10,252
February 29, 2023 to March 30, 2023	—	N/A	—	$10,252
March 31, 2023 to April 29, 2023	97,500	$7.13	97,500	$9,557
Total	97,500	$7.13	97,500	$9,557

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1+	Retention Agreement, dated April 27, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 2, 2023).

10.2*	Sportsman’s Warehouse Holdings, Inc. Directors’ Compensation Policy (as amended March 14, 2023, effective June 7, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: May 31, 2023	By:	/s/Joseph P. Schneider
Joseph P. Schneider
Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: May 31, 2023	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)