Form 10-Q
period 2023-07-29
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2023-09-07
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 29, 2023

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of August 30, 2023 was 37,385,485.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our second fiscal quarters ended July 29, 2023 and July 30, 2022 both consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2023 and the second quarter of fiscal year 2022, respectively. Fiscal year 2023 contains 53 weeks of operations and will end on February 3, 2024. Fiscal year 2022 contained 52 weeks of operations and ended on January 28, 2023.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2023” refer to our fiscal year ending February 3, 2024; (ii) “fiscal year 2022” refer to our fiscal year ended January 28, 2023; and (iii) “fiscal year 2021” refer to our fiscal year ended January 29, 2022.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (this “10-Q”) contains statements that constitute forward-looking statements as that term is defined by the Private Securities Litigation Reform Act of 1995. These statements concern our business, operations and financial performance and condition as well as our plans, objectives and expectations for our business operations and financial performance and condition, which are subject to risks and uncertainties. All statements other than statements of historical fact included in this 10-Q are forward-looking statements. These statements may include words such as “aim,” “anticipate,” “assume,” “believe,” “can,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “likely,” “may,” “objective,” “plan,” “positioned,” “potential,” “predict,” “should,” “target,” “will,” “would” and other words and terms of similar meaning in connection with any discussion of the timing or nature of future operating or financial performance or other events or trends. For example, all statements we make relating to our plans and objectives for future operations, growth or initiatives and strategies are forward-looking statements.

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
•
our entrance into new markets or operations in existing markets, including our plans to open additional stores in future periods, which may not be successful;
•
our implementation of a plan to reduce expenses in response to adverse macroeconomic conditions, including an increased focus on financial discipline and rigor throughout our organization; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, rising interest rates, economic slowdowns, recessions or market corrections, liquidity concerns at, and failures of, banks and other financial institutions, and tightening credit markets on our operations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	July 29,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$2,893	$2,389
Accounts receivable, net	2,774	2,053
Income tax receivable	5,246	—
Merchandise inventories	457,160	399,128
Prepaid expenses and other	26,615	22,326
Total current assets	494,688	425,896
Operating lease right of use asset	302,002	268,593
Property and equipment, net	197,759	162,586
Goodwill	1,496	1,496
Definite lived intangibles, net	359	389
Total assets	$996,304	$858,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$75,435	$61,948
Accrued expenses	91,307	99,976
Income taxes payable	—	932
Operating lease liability, current	47,864	45,465
Revolving line of credit	203,059	87,503
Total current liabilities	417,665	295,824
Long-term liabilities:
Deferred income taxes	7,151	9,544
Operating lease liability, noncurrent	298,774	260,479
Total long-term liabilities	305,925	270,023
Total liabilities	723,590	565,847

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,381 and 37,541 shares issued and outstanding, respectively	374	375
Additional paid-in capital	79,887	79,743
Accumulated earnings	192,453	212,995
Total stockholders' equity	272,714	293,113
Total liabilities and stockholders' equity	$996,304	$858,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net sales	$309,495	$351,021	$577,024	$660,526
Cost of goods sold	208,678	233,482	396,163	443,896
Gross profit	100,817	117,539	180,861	216,630

Selling, general, and administrative expenses	102,334	97,023	201,337	193,108
(Loss) income from operations	(1,517)	20,516	(20,476)	23,522
Interest expense	3,527	767	5,574	1,334
(Loss) income before income taxes	(5,044)	19,749	(26,050)	22,188
Income tax (benefit) expense	(1,756)	5,135	(7,123)	5,576
Net (loss) income	$(3,288)	$14,614	$(18,927)	$16,612
(Loss) earnings per share:
Basic	$(0.09)	$0.35	$(0.50)	$0.39
Diluted	$(0.09)	$0.35	$(0.50)	$0.38
Weighted average shares outstanding:
Basic	37,498	41,962	37,546	42,950
Diluted	37,498	42,194	37,546	43,180

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended July 29, 2023 and July 30, 2022
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at April 30, 2022	44,121	$441	—	$—	—	$—	$90,362	$224,877	$315,680
Repurchase of treasury stock	—	—	—	—	5,348	(52,057)	—	—	(52,057)
Vesting of restricted stock units	30	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2)	—	(2)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—	—	—	525		526
Stock-based compensation	—	—	—	—	—	—	1,091	—	1,091
Net income	—	—	—	—	—	—	—	14,614	14,614
Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852

Balance at April 29, 2023	37,686	$377	—	$—	—	$—	$79,340	$196,866	$276,583
Repurchase of treasury stock	—	—	—	—	431	(2,052)	—	—	(2,052)
Retirement of treasury stock	(431)	(4)	—	—	(431)	2,052	(923)	(1,125)	—
Vesting of restricted stock units	53	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(112)	—	(112)
Issuance of common stock for cash per employee stock purchase plan	73	1	—	—	—	—	456	—	457
Stock-based compensation	—	—	—	—	—	—	1,126	—	1,126
Net loss	—	—	—	—	—	—	—	(3,288)	(3,288)
Balance at July 29, 2023	37,381	$374	—	$—	—	$—	$79,887	$192,453	$272,714

For the Twenty-Six Weeks Ended July 29, 2023 and July 30, 2022
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders
	Common Stock		common stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	5,348	(52,057)	—	—	(52,057)
Vesting of restricted stock units	271	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,847)	—	(1,847)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—			525		526
Stock based compensation	—	—	—	—	—	—	2,449	—	2,449
Net income	—	—	—	—	—	—	—	16,612	16,612
Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852

Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	529	(2,748)	—	—	(2,748)
Retirement of treasury stock	(529)	(5)	—	—	(529)	2,748	(1,128)	(1,615)	—
Vesting of restricted stock units	296	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,557)	—	(1,557)
Issuance of common stock for cash per employee stock purchase plan	73	1	—	—	—	—	456	—	457
Stock based compensation	—	—	—	—	—	—	2,376	—	2,376
Net income	—	—	—	—	—	—	—	(18,927)	(18,927)
Balance at July 29, 2023	37,381	$374	—	$—	—	$—	$79,887	$192,453	$272,714

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(18,927)	$16,612
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	17,719	15,137
Amortization of deferred financing fees	76	108
Amortization of definite lived intangible	30	36
Noncash lease expense	12,615	16,027
Deferred income taxes	(2,393)	(770)
Stock-based compensation	2,376	2,449
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(720)	26
Operating lease liabilities	(5,330)	(15,276)
Merchandise inventories	(58,032)	(50,822)
Prepaid expenses and other	(4,368)	1,500
Accounts payable	11,832	38,269
Accrued expenses	(7,028)	(10,681)
Income taxes payable and receivable	(6,178)	(4,648)
Net cash (used in) provided by operating activities	(58,328)	7,967
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(51,971)	(22,588)
Net cash used in investing activities	(51,971)	(22,588)
Cash flows from financing activities:
Net borrowings on line of credit	115,556	24,726
Decrease in book overdraft	(904)	(7,221)
Proceeds from issuance of common stock per employee stock purchase plan	456	525
Payments to acquire treasury stock	(2,748)	(52,057)
Payment of withholdings on restricted stock units	(1,557)	(1,844)
Payment of deferred financing costs	—	(508)
Net cash provided by (used in) financing activities	110,803	(36,379)
Net change in cash and cash equivalents	504	(51,000)
Cash and cash equivalents at beginning of period	2,389	57,018
Cash and cash equivalents at end of period	$2,893	$6,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,343	$1,220
Income taxes, net of refunds	1,448	10,993

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$46,081	$23,972
Purchases of property and equipment included in accounts payable and accrued expenses	$9,601	$5,409

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of July 29, 2023, the Company operated 140 stores in 31 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 28, 2023 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company's condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended July 29, 2023 are not necessarily indicative of the results to be obtained for the fiscal year ending February 3, 2024. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on April 13, 2023 (the “Fiscal 2022 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2022 Form 10-K. Except for the changes below, the Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

(3) Revenue Recognition

Revenue recognition accounting policy

The Company operates solely as an outdoor retailer, which includes both retail stores and an e-commerce platform, and offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends credit for immaterial purchases to certain municipalities.

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

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognizes revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 35% using historical rates and future expectations.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of July 29, 2023 and January 28, 2023:

	July 29, 2023	January 28, 2023
Right of return assets, which are included in prepaid expenses and other	$2,327	$1,951
Estimated gift card contract liability, net of breakage	(25,447)	(29,174)
Estimated loyalty contract liability, net of breakage	(4,309)	(5,383)
Sales return liabilities, which are included in accrued expenses	(3,473)	(2,912)

During the 13 and 26 weeks ended July 29, 2023, the Company recognized approximately $359 and $799 in gift card breakage and approximately $992 and $1,930 in loyalty reward breakage. During the 13 and 26 weeks ended July 30, 2022, the Company recognized approximately $351 and $785 in gift card breakage and approximately $991 and $1,595 in loyalty reward breakage. During the 13 and 26 weeks ended July 29, 2023, the Company recognized revenue of $4,157 and $14,213 relating to contract liabilities that existed at January 28, 2023.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 26 weeks ended July 29, 2023 and July 30, 2022, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 29,	July 30,	July 29,	July 30,
Department	Product Offerings	2023	2022	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	16.0%	16.9%	12.8%	14.0%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.8%	7.1%	6.9%	7.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	14.4%	13.4%	12.0%	12.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8%	6.7%	6.7%	6.5%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.9%	50.5%	56.1%	55.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.1%	5.4%	5.5%	5.4%
Total		100.0%	100.0%	100.0%	100.0%

(4)
Property and Equipment

Property and equipment consisted of the following as of July 29, 2023 and January 28, 2023:

	July 29,	January 28,
	2023	2023
Furniture, fixtures, and equipment	$153,802	$138,004
Leasehold improvements	184,507	170,494
Construction in progress	42,647	20,875
Total property and equipment, gross	380,956	329,373
Less accumulated depreciation and amortization	(183,197)	(166,787)
Total property and equipment, net	$197,759	$162,586

(5) Accrued Expenses

Accrued expenses consisted of the following as of July 29, 2023 and January 28, 2023:

	July 29,	January 28,
	2023	2023
Book overdraft	$15,348	$20,723
Unearned revenue	33,407	41,203
Accrued payroll and related expenses	12,867	15,820
Sales and use tax payable	6,375	5,896
Accrued construction costs	735	1,469
Other	22,575	14,865
Total accrued expenses	$91,307	$99,976

(6) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

The Company determines whether a contract is or contains a lease at contract inception. As the rate implicit in the lease is not readily determinable in most of the Company’s leases, the Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of lease payments. The Company’s incremental borrowing rate for a lease is the rate of interest it would have to pay on a collateralized basis to borrow an amount equal to the lease payments under similar terms. The operating lease asset also includes any fixed lease payments made and includes lease incentives and incurred initial direct costs. Operating lease expense for fixed lease payments is recognized on a straight-line basis over the lease term. The Company’s lease terms may include options to extend or terminate the lease. Additionally, the Company’s leases do not contain any material residual guarantees or material restrictive covenants.

During the 13 and 26 weeks ended July 29, 2023, the Company recorded a non-cash increase of $8,193 and $46,081 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Operating lease expense	$16,129	$14,550	$31,717	$28,945
Variable lease expense	5,735	4,760	11,228	9,062
Short-term lease expense	348	314	609	584
Total lease expense	$22,212	$19,624	$43,554	$38,591

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
Operating cash flows from operating leases	$(33,984)	$(31,351)

	As of July 29,	As of July 30,
	2023	2022
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$46,081	$23,972
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.83	5.75
Weighted-average discount rate - operating leases	7.78%	8.16%

In accordance with ASC 842, maturities of operating lease liabilities as of July 29, 2023 were as follows:

Operating
Year Ending:	Leases
2023 (remainder)	$36,017
2024	70,747
2025	64,184
2026	59,130
2027	51,585
Thereafter	177,399
Undiscounted cash flows	$459,062
Reconciliation of lease liabilities:
Present values	$346,638
Lease liabilities - current	47,864
Lease liabilities - noncurrent	298,774
Lease liabilities - total	$346,638
Difference between undiscounted and discounted cash flows	$112,424

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

As of July 29, 2023 and January 28, 2023, the Company had $217,308 and $96,892, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $14,248 and $9,389 as of July 29, 2023 and January 28, 2023, respectively. As of July 29, 2023, the Company had $95,725 available for borrowing, subject to certain borrowing base restrictions and stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

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

As of July 29, 2023 and January 28, 2023, the Credit Agreement had $581 and $657, respectively, in deferred financing fees. During the 13 and 26 weeks ended July 29, 2023, the Company recognized $38 and $76 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 26 weeks ended July 30, 2022, the Company recognized $46 and $108 of non-cash interest expense with respect to the amortization of deferred financing fees.

During the 13 and 26 weeks ended July 29, 2023, gross borrowings under the Revolving Line of Credit were $388,889 and $746,235, respectively. During the 13 and 26 weeks ended July 30, 2022, gross borrowing under the Company’s prior revolving line of credit were $379,778 and $752,494, respectively. During the 13 and 26 weeks ended July 29, 2023, gross paydowns under the Revolving Line of Credit were $337,384 and $631,182. During the 13 and 26 weeks ended July 30, 2022, gross paydowns under the Company’s prior revolving line of credit were $387,886 and $725,525, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of July 29, 2023, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax benefit of $1,756 and income tax expense of $5,135, respectively, in the 13 weeks ended July 29, 2023 and July 30, 2022. The Company recognized income tax benefit of $7,123 and income tax expense of $5,576, respectively, in the 26 weeks ended July 29, 2023 and July 30, 2022. The Company’s effective tax rate during the 26 weeks ended July 29, 2023 and July 30, 2022 was 27.3% and 25.1%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(9) Stockholders’ Equity

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Net (loss) income	$(3,288)	$14,614	$(18,927)	$16,612
Weighted average shares of common stock outstanding:
Basic	37,498	41,962	37,546	42,950
Dilutive effect of common stock equivalents	—	232	—	230
Diluted	37,498	42,194	37,546	43,180
Basic (loss) earnings per share	$(0.09)	$0.35	$(0.50)	$0.39
Diluted (loss) earnings per share	$(0.09)	$0.35	$(0.50)	$0.38
Restricted stock units considered anti-dilutive and excluded in the calculation	570	166	359	150

Repurchase Program

On March 24, 2022 the Company announced that its Board of Directors had authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $0.01 par value per share, commencing on March 31, 2022. On March 15, 2023, the Company's Board of Directors extended the term of the Repurchase Program through March 31, 2024. During the 13 weeks ended July 29, 2023, the Company repurchased approximately 0.4 million shares of its common stock for $2.1 million, utilizing cash on hand and available borrowings under its Revolving Line of Credit. During the 26 weeks ended July 29, 2023, the Company repurchased approximately 0.5 million shares of its common stock for $2.7 million, utilizing cash on hand and available borrowings under its Revolving Line of Credit. The Company has retired all repurchased stock.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended July 29, 2023, the Company recognized total stock-based compensation expense of $1,126 and $2,376, respectively. During the 13 and 26 weeks ended July 30, 2022, the Company recognized total stock-based compensation expense of $1,091 and $2,449, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of July 29, 2023, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,388. As of July 29, 2023, there were 989 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 800 shares of common stock were authorized. During the 13 weeks ended July 29, 2023, 73 shares were issued under the ESPP and, as of July 29, 2023, the number of shares available for issuance was 197.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended July 29, 2023, the Company did not issue any nonvested performance-based stock awards to employees. During the 26 weeks ended July 29, 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended July 30, 2022, the Company issued 47 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $9.65 per share. During the 26 weeks ended July 30, 2022, the Company issued 188 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $10.88 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2022, 2023, and 2024 performance targets for total revenue growth and adjusted earnings per share. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 376, and the “target” number of shares subject to the award is 188 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(64)	11.28
Vested	(221)	6.20
Balance at July 29, 2023	64	$9.67

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(89)	5.47
Vested	(168)	3.49
Balance at July 30, 2022	418	$8.31

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended July 29, 2023, the Company issued 153 and 675 nonvested stock units, respectively, to employees and directors of the Company at an average value of $5.79 and $7.64 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	675	7.64
Forfeitures	(231)	10.99
Vested	(240)	10.20
Balance at July 29, 2023	925	$9.66

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	418	10.82
Forfeitures	(139)	11.41
Vested	(260)	8.19
Balance at July 30, 2022	948	$12.18

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I., Item 1A. of our Fiscal 2022 Form 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I. of this 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected or achieved for any future period.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 140 stores in 31 states, totaling approximately 5.2 million gross square feet. We also operate an e-commerce platform at www.sportsmans.com. We do not incorporate the information on or accessible through our website into this 10-Q, and you should not consider any information on or accessible through our website as part of this 10-Q.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

During the COVID-19 pandemic we experienced increases in net sales compared to pre-pandemic levels, primarily driven by historically high sales in certain product categories, particularly firearms and ammunition. However, while our net sales and same store sales for fiscal year 2023 remain elevated as compared to pre-COVID periods, we have experienced steady decreases in net sales and same store sales during fiscal year 2023 from the COVID-driven peak levels in fiscal year 2021.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions, rising interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict. Starting in the second half of 2022 and continuing into the second quarter of 2023, our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we intend to take steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, such as the ongoing impact of the COVID-19 pandemic, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, rising interest rates, tightening of credit markets, liquidity concerns at, and failures of, banks and other financial institutions and potential disruptions from the ongoing Russia-Ukraine conflict;
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

Opening new stores and acquiring store locations is also an important part of our growth strategy. During fiscal year 2022, we opened nine stores and we currently plan to open 15 new stores in fiscal year 2023, of which we had opened 9 stores as of July 29, 2023. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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
•
expanding our omni-channel capabilities through larger assortment and inventory, expanded content and expertise and better user experience; and
•
growing our loyalty and credit card programs.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory. In the back half of 2023 we expect continued pressure on our gross margins driven by reduced traffic in our stores and our efforts to reduce inventory.

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

We expect that our selling, general, and administrative expenses will increase in future periods due to our continuing growth. In addition, we have experienced increased salaries and wages due to increased minimum wages, a competitive labor market and inflation. We have experienced increased salaries and wages in fiscal year 2023. In response to persistent consumer inflationary pressures and adverse weather conditions in the Western United States during the first half of fiscal year 2023, we have implemented a company-wide plan to reduce expenses, with increased focus on financial discipline and rigor throughout the organization. We expect this plan may result in up to $25 million in annualized cost savings.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.4	66.5	68.7	67.2
Gross profit	32.6	33.5	31.3	32.8
Selling, general, and administrative expenses	33.1	27.6	34.9	29.2
(Loss) income from operations	(0.5)	5.9	(3.6)	3.6
Interest expense	1.1	0.2	1.0	0.2
(Loss) income before income taxes	(1.6)	5.7	(4.6)	3.4
Income tax (benefit) expense	(0.6)	1.5	(1.3)	0.8
Net (loss) income	(1.0)%	4.2%	(3.3)%	2.5%
Adjusted EBITDA	4.2%	8.7%	1.3%	6.6%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		July 29,	July 30,	July 29,	July 30,
Department	Product Offerings	2023	2022	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	16.0%	16.9%	12.8%	14.0%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.8%	7.1%	6.9%	7.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	14.4%	13.4%	12.0%	12.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.8%	6.7%	6.7%	6.5%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	49.9%	50.5%	56.1%	55.1%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.1%	5.4%	5.5%	5.4%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended July 29, 2023 Compared to Thirteen Weeks Ended July 30, 2022

Net Sales and Same Store Sales. Net sales decreased by $41.5 million, or 11.8%, to $309.5 million during the 13 weeks ended July 29, 2023 compared to $351.0 million in the corresponding period of fiscal year 2022. Our net sales decreased primarily due to the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across all product categories. This decrease was partially offset by our opening of 14 new stores since July 30, 2022. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $16.6 million to net sales. E-commerce driven sales comprised more than 15% of total sales for the 13 weeks ended July 29, 2023. Same store sales decreased by 16.1% during the 13 weeks ended July 29, 2023 compared to the corresponding 13-week period of fiscal year 2022, primarily as a result of the factors discussed above that impacted net sales.

Our Hunting and Shooting, Camping, Apparel, Fishing, Footwear, and Optics, Electronics and Accessories departments saw net sales decreases of $22.9 million, $9.6 million, $4.0 million, $2.4 million, $2.3 million and $2.2 million, respectively, in the second quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. Within our Hunting and Shooting department, our firearm and ammunition categories saw decreases of $3.8 million and $15.9 million or 5.4% and 26.6%, respectively, in the second quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. The decrease in our firearm category was due to a softening in demand related to the impact of consumer inflationary pressures. However, when compared to the adjusted NICS data, a key indicator of firearm sales, we continue to outperform this industry measure. We believe this demonstrates that although sales decreased year over year, we are gaining market share from our competitors in the firearm category.

The decrease in our ammunition category was primarily driven by the continued normalization of sales during the second quarter of fiscal year 2023 compared to the pull forward of ammunition sales that occurred during the second quarter of fiscal year 2022 as we returned to normal in-stocks for ammunition during that period. This was partially offset by our opening of 14 new stores since July 30, 2022.

With respect to same store sales, during the 13 weeks ended July 29, 2023, our Apparel, Camping, Hunting and Shooting, Optics, Electronics and Accessories, Footwear and Fishing departments saw decreases of 20.7%, 19.4%, 17.5%, 14.5%, 13.8% and 11.1%, respectively, compared to the corresponding period of fiscal year 2022 , as a result of a decline in store traffic and the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. As of July 29, 2023, 126 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $16.7 million, or 14.2%, to $100.8 million during the 13 weeks ended July 29, 2023 compared to $117.5 million for the corresponding period of fiscal year 2022. As a percentage of net sales, gross profit decreased to 32.6% during the 13 weeks ended July 29, 2023, compared to 33.5% for the corresponding period of fiscal year 2022, primarily driven by reduced product margins in our ammunition category within our Hunting and Shooting department and in our Camping and Apparel departments, as the margins from ammunition sales begin to normalize and as we increase promotional efforts to drive customer participation.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $5.3 million, or 5.5%, to $102.3 million during the 13 weeks ended July 29, 2023, compared to $97.0 million for the corresponding period of fiscal year 2022. This increase was primarily the result of increases in rent, depreciation and new store pre-opening expenses of $2.6 million, $1.2 million, and $1.6 million, respectively, during the 13 weeks ended July 29, 2023 primarily related to the opening of 14 new stores since July 30, 2022. We incurred $0.8 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer in April 2023, professional fees for the engagement of a search firm to identify director candidates and candidates for a new Chief Executive Officer and fees for a communications firm related to our recent board and management changes. Additionally, we incurred $0.9 million of severance expenses related to the implementation of our cost reduction plan and $0.7 million related to a one-time legal settlement and related fees and expenses. These increases were partially offset by a $1.8 million decrease in payroll expenses. While we have experienced increased salaries and wages due to increased minimum wages, a competitive labor market and inflation, our total payroll expenses decreased due to increased operational efficiencies across our retail stores. On a per store basis, our payroll and other operating expenses were down approximately 11% and 8%, respectively, compared to the corresponding period of fiscal year 2022. As a percentage of net sales, selling, general, and administrative expenses increased to 33.1% of net sales in the second quarter of fiscal year 2023, compared to 27.6% of net sales in the second quarter of fiscal year 2022, as a result of the factors discussed above.

Interest Expense. Interest expense increased by $2.8 million, or 350.0%, to $3.5 million during the 13 weeks ended July 29, 2023, compared to $0.8 million for the corresponding period of fiscal year 2022. Interest expense increased primarily because of increased borrowings on our revolving credit facility and higher interest rates during the second quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022.

Income Taxes. We recognized an income tax benefit of $1.8 million during the 13 weeks ended July 29, 2023 compared to an income tax expense of $5.1 million during the corresponding period of fiscal year 2022. Our effective tax rates during the 13 weeks ended July 29, 2023 and July 30, 2022 were 34.8% and 26.0%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended July 29, 2023 Compared to Twenty-Six Weeks Ended July 30, 2022

Net Sales and Same Store Sales. Net sales decreased by $83.5 million, or 12.6%, to $577.0 million during the 26 weeks ended July 29, 2023 compared to $660.5 million in the corresponding period of fiscal year 2022. Our net sales decreased primarily due to extended winter conditions in the Western United States, leading to decreased outdoor participation. Additionally, net sales declined from the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across all product categories. This decrease was partially offset by our opening of 14 new stores since July 30, 2022. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $32.1 million to net sales. E-commerce driven sales comprised more than 15% of total sales for the 26 weeks ended July 29, 2023. Same store sales decreased by 16.9% during the 26 weeks ended July 29, 2023 compared to the corresponding 26-week period ended July 30, 2022, primarily as a result of the factors discussed above that impacted net sales.

Our Hunting and Shooting, Camping, Fishing, Apparel, Optics, Electronics and Accessories and Footwear departments saw net sales decreases of $40.5 million, $19.2 million, $10.1 million, $6.6 million, $4.9 million and $4.0 million, respectively, in the 26 weeks ended July 29, 2023 compared to the corresponding period of fiscal year 2022. Within our Hunting and Shooting department, our firearm and ammunition categories saw decreases of $5.4 million and $32.8 million or 3.6% and 26.8%, respectively, in the 26 weeks ended July 29, 2023 compared to the corresponding period of fiscal year 2022. The decrease in our firearm category was due to a softening in demand related to the impact of consumer inflationary pressures. However, when compared to the adjusted NICS data, a key indicator of firearm sales, we continued to outperform this industry measure. We believe this demonstrates that although sales decreased year over year, we are gaining market share from our competitors in the firearm category. The decrease in our ammunition category was primarily driven by the continued normalization of sales during the 26 weeks ended July 29, 2023 compared to the pull forward of ammunition sales that occurred during the 26-week period ended July 30, 2022 as we returned to normal in-stocks for ammunition during that period. This was partially offset by our opening of 14 new stores since July 30, 2022.

With respect to same store sales, during the 26 weeks ended July 29, 2023, our Camping, Apparel, Fishing, Optics, Electronics and Accessories, Hunting and Shooting and Footwear departments saw decreases of 23.8%, 18.7%, 18.3%, 17.3%, 15.6% and 13.1%, respectively, compared to the corresponding period of fiscal year 2022, as a result of a decline in store traffic and the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. As of July 29, 2023, 126 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $35.8 million, or 16.5%, to $180.9 million during the 26 weeks ended July 29, 2023 compared to $216.6 million for the corresponding period of fiscal year 2022. As a percentage of net sales, gross profit decreased to 31.3% during the 26 weeks ended July 29, 2023, compared to 32.8% for the corresponding period of fiscal year 2022, primarily driven by a shift in sales mix into more product categories with lower margin, such as our firearm products, and reduced sales from product categories with higher margins, such as products in our Camping and Fishing departments. During the 26 weeks ended July 29, 2023, we experienced a general reduction in margin in many of our product categories due to increased promotional efforts to drive customer participation. Also, our ammunition margins have begun to normalize to pre-pandemic levels, placing further pressure on margins within that product category.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $8.2 million, or 4.3%, to $201.3 million during the 26 weeks ended July 29, 2023, compared to $193.1 million for the corresponding period of fiscal year 2022. This increase was primarily the result of increases in rent, depreciation and new store pre-opening expenses of $5.0 million, $2.6 million, and $2.9 million, respectively, during the 26 weeks ended July 29, 2023 primarily related to the opening of 14 new stores since July 30, 2022. We incurred $1.9 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer in April 2023, professional fees for the engagement of a search firm to identify director candidates and candidates for a new Chief Executive Officer and fees for a communications firm related to our recent board and management changes. Additionally, we incurred $0.9 million of severance expenses related to the implementation of our cost reduction plan and $0.7 million related to a one-time legal settlement and related fees and expenses. These increases were partially offset by a $3.3 million decrease in payroll expenses driven by increased operational efficiencies across our retail stores. On a per store basis, our payroll and other operating expenses were down approximately 11% and 5%, respectively, compared to the corresponding period of fiscal year 2022. As a percentage of net sales, selling, general, and administrative expenses increased to 34.9% of net sales in the 26 weeks ended July 29, 2023 compared to 29.2% of net sales in the corresponding period of fiscal year 2022, as a result of the factors discussed above.

Interest Expense. Interest expense increased by $4.2 million, or 323.1%, to $5.6 million during the 26 weeks ended July 29, 2023, compared to $1.3 million for the corresponding period of fiscal year 2022. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility and higher interest rates during the 26 weeks ended July 29, 2023 compared to the corresponding period of fiscal year 2022.

Income Taxes. We recognized an income tax benefit of $7.1 million during the 26 weeks ended July 29, 2023 compared to an income tax expense of $5.6 million during the comparable 26-week period ended July 30, 2022. Our effective tax rates during the 26 weeks ended July 29, 2023 and July 30, 2022 were 27.3% and 25.1%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Due to the openings of hunting season across the country and consumer holiday buying patterns, net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern.

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

Weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis. For example, weather conditions have been a significant headwind for us in the first half of fiscal year 2023, especially in the western half of the United States. A combination of unusually high amounts of rain and snow influenced the timing of the spring fishing and camping seasons, pushing them to later than normal.

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of July 29, 2023, we had cash and cash equivalents of $2.9 million and working capital, consisting of current assets less current liabilities, of $77.0 million. As of January 28, 2023, we had cash and cash equivalents of $2.4 million and working capital, consisting of current assets less current liabilities, of $130.1 million.

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

These purchase orders do not contain any termination payments or other penalties if cancelled. During fiscal year 2021, we used cash to increase our inventory levels after the increased demand during the pandemic reduced our inventory. We returned to more historical levels of inventory purchases during fiscal 2022 and, to date our inventory purchases have continued to stabilize in fiscal 2023.

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. Our expected operating lease payments for the remainder of fiscal year 2023 are $36.0 million and our total committed lease payments are $459.0 million as of July 29, 2023. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. For the 26 weeks ended July 29, 2023, we incurred approximately $44.1 million in capital expenditures, net of $7.9 million in tenant allowances, primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures, net of tenant allowances, between $48 million and $56 million for fiscal year 2023 (inclusive of amounts spent during the 26 weeks ended July 29, 2023) primarily to refurbish some of our existing stores and to open 15 new stores in fiscal year 2023. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of July 29, 2023, $217.3 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after July 29, 2023 our interest payments would be approximately $7.2 million for the remainder of fiscal year 2023 based on the interest rate as of July 29, 2023. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of July 29, 2023, we had repurchased 7,326,507 shares of our common stock for $67.5 million, utilizing cash on hand and available borrowings under our revolving credit facility. As of July 29, 2023, $7.5 million remained available to us for repurchases of outstanding shares of our common stock pursuant to the share repurchase program.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	July 29,	July 30,
	2023	2022
	(in thousands)
Cash flows (used in) provided by operating activities	$(58,328)	$7,967
Cash flows used in investing activities	(51,971)	(22,588)
Cash provided by (used in) financing activities	110,803	(36,379)
Cash at end of period	2,893	6,018

Net cash used in operating activities was $58.3 million for the 26 weeks ended July 29, 2023, compared to net cash provided by operating activities of $8.0 million for the corresponding period of fiscal year 2022, a change of approximately $66.3 million. The increase in our cash flows used in operating activities was primarily driven by a net loss of $19.0 million in the 26 weeks ended July 29, 2023 compared to net income of $16.6 million for the corresponding period of fiscal year 2022 and increased inventory levels due to our addition of 14 new stores since July 30, 2022.

Net cash used in investing activities was $52.0 million for the 26 weeks ended July 29, 2023, compared to $22.6 million for the corresponding period of fiscal year 2022, an increase of approximately $29.4 million, which was primarily driven by capital expenditures related to the construction of new stores and the refurbishment of existing stores incurred during the 26 weeks ended July 29, 2023. As of the fiscal period ended July 29, 2023, net cash used by capital expenditures related to the construction of new stores represents approximately 85% of estimated fiscal year 2023 net cash use for new store construction.

Net cash provided by financing activities was $110.8 million for the 26 weeks ended July 29, 2023, compared to net cash used in financing activities of $36.4 million for the corresponding period of fiscal year 2022, a change of approximately $147.2 million. The increase in cash provided by financing activities was primarily the result of increased borrowings under our revolving credit facility.

Indebtedness

We maintain our $350.0 million revolving credit facility, with $217.3 million outstanding as of July 29, 2023. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). As of July 29, 2023, we had $95.7 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

Borrowings under the revolving credit facility bear interest based on either the base rate or Term SOFR (as defined by the credit agreement governing the revolving credit facility), at our option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the credit agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the revolving credit facility.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of July 29, 2023, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

There have been no significant changes to our critical accounting estimates as described in “Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Fiscal 2022 Form 10-K.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, pre-opening expenses, director and officer transition costs, cost related to the implementation of our cost reduction plan and a one-time legal settlement and related fees and expenses. Net (loss) income is the most comparable GAAP financial measure to Adjusted EBITDA. Adjusted EBITDA excludes pre-opening expenses because we do not believe these expenses are indicative of the underlying operating performance of our stores. The amount and timing of pre-opening expenses are dependent on, among other things, the size of new stores opened and the number of new stores opened during any given period. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net income, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2023	2022	2023	2022
	(dollars in thousands)
Net (loss) income	$(3,288)	$14,614	$(18,927)	$16,612
Interest expense	3,527	767	5,574	1,334
Income tax (benefit) expense	(1,756)	5,135	(7,123)	5,576
Depreciation and amortization	8,967	7,762	17,749	15,173
Stock-based compensation expense (1)	1,126	1,091	2,376	2,449
Pre-opening expenses (2)	2,188	553	4,444	1,504
Director and officer transition costs (3)	773	704	1,887	925
Cost reduction plan (4)	865	—	865	—
Legal settlement (5)	687	—	687	—
Adjusted EBITDA	$13,089	$30,626	$7,532	$43,573

Net sales	$309,495	$351,021	$577,024	$660,526
Net (loss) income margin	(1.0)%	4.2%	(3.3)%	2.5%
Adjusted EBITDA margin (4)	4.2%	8.7%	1.3%	6.6%

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
(3)
Expenses incurred relating to departure of directors and officers and the recruitment of directors and key members of our senior management team. For the 26 weeks ended July 29, 2023, we incurred $1.9 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer in April 2023, professional fees for the engagement of a search firm to identify director candidates and candidates for Chief Executive Officer and fees for a communications firm related to our recent board and management changes.
(4)
Severance expenses paid as part of our cost reduction plan implemented during the 13 weeks ended July 29, 2023.
(5)
Represents a one-time legal settlement and related fees and expenses.
(6)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility carry a floating interest rate tied to Term SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at July 29, 2023, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $2.2 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of July 29, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may be involved in legal proceedings arising in the ordinary course of business. We believe there is no pending or threatened litigation that could have, individually or in the aggregate, a material adverse effect on our financial position, results of operations or cash flows.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered Sales of Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2022, we announced that our board of directors authorized a share repurchase program to allow for our repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. During the 13 weeks ended July 29, 2023 , we repurchased a total of 431,300 shares of our common stock for $2.1 million, utilizing cash on hand and borrowings under our senior secured revolving credit facility.

The following table sets forth certain information relating to the purchases of our common stock by us and any affiliated purchasers within the meaning of Rule 10b-18(a)(3) under the Exchange Act during the 13 weeks ended July 29, 2023 (in thousands, except share and per share data):

Period	Total # of Shares Purchased	Average Price Paid per Share	Total # of Shares Purchased as Part of a Publicly Announced Program	Maximum Dollar Value of Shares that May yet Be Purchased Under the Program
April 30, 2023 to May 29, 2023	—	$—	—	$9,557
May 30, 2023 to June 28, 2023	431,300	$4.76	431,300	$7,504
June 29, 2023 to July 29, 2023	—	$—	—	$7,504
Total	431,300	$4.76	431,300	$7,504

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 1, 2023, our board of directors approved, effective immediately, an amendment and restatement of our Second Amended and Restated Bylaws (as so amended and restated, the “Third Amended and Restated Bylaws”) to make certain clarifying changes, including that (i) only the board of directors may call a special meeting of the stockholders and (ii) stockholders may continue to nominate director candidates for a certain period of time if the number of directors to be elected at an annual meeting is increased after the time period for which nominations would otherwise be due and there is no public announcement made at least ten (10) days before the last day a stockholder may deliver a notice of nomination in accordance with our bylaws.

The foregoing description is a summary of the changes effected by the adoption of the Third Amended and Restated Bylaws and is qualified in its entirety by reference to the Third Amended and Restated Bylaws filed as Exhibit 3.2 hereto.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2023).

3.2*	Third Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc.

10.1*	Sportsman's Warehouse Holdings, Inc. Non-Employee Directors’ Compensation Policy (as amended August 23, 2023, effective August 23, 2023.

10.2*	Form of Director Restricted Stock Unit Award Agreement (Deferred Settlement).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 7, 2023	By:	/s/Joseph P. Schneider
Joseph P. Schneider
Interim President and Interim Chief Executive Officer
(Principal Executive Officer)

Date: September 7, 2023	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)