Form 10-Q
period 2023-10-28
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2023-12-07
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 28, 2023

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of December 1, 2023 was 37,412,194.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our third fiscal quarters ended October 28, 2023 and October 29, 2022 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2023 and the third quarter of fiscal year 2022, respectively. Fiscal year 2023 contains 53 weeks of operations and will end on February 3, 2024. Fiscal year 2022 contained 52 weeks of operations and ended on January 28, 2023.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	October 28,	January 28,
	2023	2023
Assets
Current assets:
Cash and cash equivalents	$2,915	$2,389
Accounts receivable, net	3,105	2,053
Income tax receivable	622	—
Merchandise inventories	446,324	399,128
Prepaid expenses and other	29,615	22,326
Total current assets	482,581	425,896
Operating lease right of use asset	296,328	268,593
Property and equipment, net	199,555	162,586
Goodwill	1,496	1,496
Definite lived intangibles, net	344	389
Total assets	$980,304	$858,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$83,296	$61,948
Accrued expenses	88,851	99,976
Income taxes payable	—	932
Operating lease liability, current	48,254	45,465
Revolving line of credit	185,388	87,503
Total current liabilities	405,789	295,824
Long-term liabilities:
Deferred income taxes	2,880	9,544
Operating lease liability, noncurrent	299,379	260,479
Total long-term liabilities	302,259	270,023
Total liabilities	708,048	565,847

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,411 and 37,541 shares issued and outstanding, respectively	374	375
Additional paid-in capital	80,760	79,743
Accumulated earnings	191,122	212,995
Total stockholders' equity	272,256	293,113
Total liabilities and stockholders' equity	$980,304	$858,960

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net sales	$340,569	$359,720	$917,593	$1,020,246
Cost of goods sold	237,384	238,898	633,547	682,794
Gross profit	103,185	120,822	284,046	337,452

Selling, general, and administrative expenses	100,113	102,322	301,450	295,430
Income (loss) from operations	3,072	18,500	(17,404)	42,022
Interest expense	3,944	1,187	9,518	2,521
(Loss) income before income taxes	(872)	17,313	(26,922)	39,501
Income tax expense (benefit)	459	4,436	(6,664)	10,012
Net (loss) income	$(1,331)	$12,877	$(20,258)	$29,489
(Loss) earnings per share:
Basic	$(0.04)	$0.34	$(0.54)	$0.71
Diluted	$(0.04)	$0.33	$(0.54)	$0.71
Weighted average shares outstanding:
Basic	37,393	38,414	37,500	41,438
Diluted	37,393	38,681	37,500	41,672

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended October 28, 2023 and October 29, 2022
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at July 30, 2022	44,215	$442	—	$—	5,348	$(52,057)	$91,976	$239,491	$279,852
Repurchase of treasury stock	—	—	—	—	1,193	(10,354)	—	—	(10,354)
Retirement of treasury stock	(6,541)	(65)			(6,541)	62,411	(13,738)	(48,608)	—
Vesting of restricted stock units	23	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(146)	—	(146)
Stock-based compensation	—	—	—	—	—	—	1,077	—	1,077
Net income	—	—	—	—	—	—	—	12,877	12,877
Balance at October 29, 2022	37,697	$377	—	$—	—	$—	$79,169	$203,760	$283,306

Balance at July 29, 2023	37,381	$374	—	$—	—	$—	$79,887	$192,453	$272,714
Repurchase of treasury stock	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	30	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(92)	—	(92)
Issuance of common stock for cash per employee stock purchase plan	—	—	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	—	—	—	965	—	965
Net loss	—	—	—	—	—	—	—	(1,331)	(1,331)
Balance at October 28, 2023	37,411	$374	—	$—	—	$—	$80,760	$191,122	$272,256

For the Thirty-Nine Weeks Ended October 28, 2023 and October 29, 2022
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders
	Common Stock		common stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	6,541	(62,411)	—	—	(62,411)
Retirement of treasury stock	(6,541)	(65)	—	—	(6,541)	62,411	(13,738)	(48,608)	—
Vesting of restricted stock units	294	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,993)	—	(1,993)
Issuance of common stock for cash per employee stock purchase plan	64	1	—	—			525		526
Stock based compensation	—	—	—	—	—	—	3,526	—	3,526
Net income	—	—	—	—	—	—	—	29,489	29,489
Balance at October 29, 2022	37,697	$377	—	$—	—	$—	$79,169	$203,760	$283,306

Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	529	(2,748)	—	—	(2,748)
Retirement of treasury stock	(529)	(5)	—	—	(529)	2,748	(1,128)	(1,615)	—
Vesting of restricted stock units	326	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,649)	—	(1,649)
Issuance of common stock for cash per employee stock purchase plan	73	1	—	—	—	—	456	—	457
Stock based compensation	—	—	—	—	—	—	3,341	—	3,341
Net income	—	—	—	—	—	—	—	(20,258)	(20,258)
Balance at October 28, 2023	37,411	$374	—	$—	—	$—	$80,760	$191,122	$272,256

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2023	2022
Cash flows from operating activities:
Net (loss) income	$(20,258)	$29,489
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation of property and equipment	28,367	22,961
Amortization of deferred financing fees	114	146
Amortization of definite lived intangible	45	51
Noncash lease expense	24,493	21,169
Deferred income taxes	(6,664)	(1,486)
Stock-based compensation	3,341	3,526
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(1,051)	252
Operating lease liabilities	(10,539)	(18,580)
Merchandise inventories	(47,196)	(98,596)
Prepaid expenses and other	(7,403)	3,135
Accounts payable	26,081	68,327
Accrued expenses	(4,413)	(11,369)
Income taxes payable and receivable	(1,554)	(4,516)
Net cash (used in) provided by operating activities	(16,637)	14,509
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(71,170)	(38,477)
Net cash used in investing activities	(71,170)	(38,477)
Cash flows from financing activities:
Net borrowings on line of credit	97,885	39,010
Decrease in book overdraft	(5,611)	(5,113)
Proceeds from issuance of common stock per employee stock purchase plan	456	525
Payments to acquire treasury stock	(2,748)	(62,411)
Payment of withholdings on restricted stock units	(1,649)	(1,993)
Payment of deferred financing costs	—	(508)
Net cash provided by (used in) financing activities	88,333	(30,490)
Net change in cash and cash equivalents	526	(54,458)
Cash and cash equivalents at beginning of period	2,389	57,018
Cash and cash equivalents at end of period	$2,915	$2,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$8,551	$2,349
Income taxes, net of refunds	1,554	16,014

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$52,314	$46,050
Purchases of property and equipment included in accounts payable and accrued expenses	$3,583	$7,223

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of October 28, 2023, the Company operated 145 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 28, 2023 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company's condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended October 28, 2023 are not necessarily indicative of the results to be obtained for the fiscal year ending February 3, 2024. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2023 filed with the SEC on April 13, 2023 (the “Fiscal 2022 Form 10-K”).

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

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognizes revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 20% using historical rates and future expectations.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of October 28, 2023 and January 28, 2023:

	October 28, 2023	January 28, 2023
Right of return assets, which are included in prepaid expenses and other	$2,631	$1,951
Estimated gift card contract liability, net of breakage	(25,738)	(29,174)
Estimated loyalty contract liability, net of breakage	(4,271)	(5,383)
Sales return liabilities, which are included in accrued expenses	(3,927)	(2,912)

During the 13 and 39 weeks ended October 28, 2023, the Company recognized approximately $338 and $1,137 in gift card breakage and approximately $583 and $2,513 in loyalty reward breakage. During the 13 and 39 weeks ended October 29, 2022, the Company recognized approximately $333 and $1,118 in gift card breakage and approximately $829 and $2,425 in loyalty reward breakage. During the 13 and 39 weeks ended October 28, 2023, the Company recognized revenue of $2,974 and $17,187 relating to contract liabilities that existed at January 28, 2023.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 39 weeks ended October 28, 2023 and October 29, 2022, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 28,	October 29,	October 28,	October 29,
Department	Product Offerings	2023	2022	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.1%	12.6%	12.1%	13.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.9%	10.5%	8.4%	8.2%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.4%	6.8%	10.3%	10.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.7%	7.2%	7.1%	6.7%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	55.8%	54.9%	56.0%	55.0%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.1%	8.0%	6.1%	6.4%
Total		100.0%	100.0%	100.0%	100.0%

(4)
Property and Equipment

Property and equipment consisted of the following as of October 28, 2023 and January 28, 2023:

	October 28,	January 28,
	2023	2023
Furniture, fixtures, and equipment	$164,924	$138,004
Leasehold improvements	221,348	170,494
Construction in progress	7,128	20,875
Total property and equipment, gross	393,400	329,373
Less accumulated depreciation and amortization	(193,845)	(166,787)
Total property and equipment, net	$199,555	$162,586

(5) Accrued Expenses

Accrued expenses consisted of the following as of October 28, 2023 and January 28, 2023:

	October 28,	January 28,
	2023	2023
Book overdraft	$15,112	$20,723
Unearned revenue	34,459	41,203
Accrued payroll and related expenses	10,070	15,820
Sales and use tax payable	9,177	5,896
Accrued real estate tax payable	4,681	2,714
Accrued construction costs	371	1,469
Other	14,981	12,151
Total accrued expenses	$88,851	$99,976

(6) Leases

At the inception of the lease, the Company’s operating leases have lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

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

During the 13 and 39 weeks ended October 28, 2023, the Company recorded a non-cash increase of $6,233 and $52,314 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Operating lease expense	$16,448	$14,729	$48,165	$43,674
Variable lease expense	5,474	4,635	16,702	13,697
Short-term lease expense	385	337	994	921
Total lease expense	$22,307	$19,701	$65,861	$58,292

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2023	2022
Operating cash flows from operating leases	$(51,849)	$(47,402)

	As of October 28,	As of October 29,
	2023	2022
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$52,314	$46,050
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.83	5.83
Weighted-average discount rate - operating leases	7.76%	8.06%

In accordance with ASC 842, maturities of operating lease liabilities as of October 28, 2023 were as follows:

Operating
Fiscal Year Ending:	Leases
2023 (remainder)	$18,129
2024	71,934
2025	65,851
2026	60,797
2027	53,252
Thereafter	188,817
Undiscounted cash flows	$458,780
Reconciliation of lease liabilities:
Present values	$347,633
Lease liabilities - current	48,254
Lease liabilities - noncurrent	299,379
Lease liabilities - total	$347,633
Difference between undiscounted and discounted cash flows	$111,147

The Company has excluded in the table above approximately $7.9 million of leases (undiscounted basis) that were entered into as of December 7, 2023. These leases will commence in 2025 with lease terms of 12 years.

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

As of October 28, 2023 and January 28, 2023, the Company had $202,047 and $96,892, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $16,659 and $9,389 as of October 28, 2023 and January 28, 2023, respectively. As of October 28, 2023, the Company had $110,985 available for borrowing, subject to certain borrowing base restrictions and stand-by commercial letters of credit of $1,967 under the terms of the Revolving Line of Credit.

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

As of October 28, 2023 and January 28, 2023, the Credit Agreement had $543 and $657, respectively, in deferred financing fees. During the 13 and 39 weeks ended October 28, 2023, the Company recognized $38 and $114 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 and 39 weeks ended October 29, 2022, the Company recognized $38 and $146 of non-cash interest expense with respect to the amortization of deferred financing fees.

During the 13 and 39 weeks ended October 28, 2023, gross borrowings under the Revolving Line of Credit were $358,266 and $1,104,501, respectively. During the 13 and 39 weeks ended October 29, 2022, gross borrowing under the Company’s prior revolving line of credit were $409,465 and $1,161,959, respectively. During the 13 and 39 weeks ended October 28, 2023, gross paydowns under the Revolving Line of Credit were $377,561 and $1,008,743. During the 13 and 39 weeks ended October 29, 2022, gross paydowns under the Company’s prior revolving line of credit were $396,192 and $1,121,716, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of October 28, 2023, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax expense of $459 and $4,436, respectively, in the 13 weeks ended October 28, 2023 and October 29, 2022. The Company’s effective tax rate during the 13 weeks ended October 28, 2023 and October 29, 2022 was -52.6% and 25.6%, respectively. The Company recognized income tax benefit of $6,664 and income tax expense of $10,012, respectively, in the 39 weeks ended October 28, 2023 and October 29, 2022. The Company’s effective tax rate during the 39 weeks ended October 28, 2023 and October 29, 2022 was 24.8% and 25.3%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net (loss) income	$(1,331)	$12,877	$(20,258)	$29,489
Weighted average shares of common stock outstanding:
Basic	37,393	38,414	37,500	41,438
Dilutive effect of common stock equivalents	—	267	—	234
Diluted	37,393	38,681	37,500	41,672
Basic (loss) earnings per share	$(0.04)	$0.34	$(0.54)	$0.71
Diluted (loss) earnings per share	$(0.04)	$0.33	$(0.54)	$0.71
Restricted stock units considered anti-dilutive and excluded in the calculation	483	136	354	171

Repurchase Program

On March 24, 2022 the Company announced that its Board of Directors had authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $0.01 par value per share, commencing on March 31, 2022. On March 15, 2023, the Company's Board of Directors extended the term of the Repurchase Program through March 31, 2024. During the 13 weeks ended October 28, 2023, the Company did not repurchase any shares of its common stock. During the 39 weeks ended October 28, 2023, the Company repurchased approximately 0.5 million shares of its common stock for $2.7 million, utilizing cash on hand and available borrowings under its Revolving Line of Credit. The Company has retired all repurchased stock.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended October 28, 2023, the Company recognized total stock-based compensation expense of $965 and $3,341, respectively. During the 13 and 39 weeks ended October 29, 2022, the Company recognized total stock-based compensation expense of $1,077 and $3,526, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of October 28, 2023, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 1,391. As of October 28, 2023, there were 901 unvested stock awards outstanding under the 2019 Plan.

Inducement Plan

On September 21, 2023, the Company's Board of Directors adopted and approved the Sportsman’s Warehouse Holdings, Inc. Inducement Plan (the “Inducement Plan”) to reserve 1,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company (or following a bona fide period of non-employment) as an inducement material to the individual's entering into employment with the Company in accordance with Nasdaq Marketplace Rule 5635(c)(4). The Inducement Plan provides for the grant of options, stock appreciation rights, restricted stock, stock bonuses, stock units, restricted stock units, performance stock, deferred shares, phantom stock, dividend equivalent rights and other cash or share-based awards. Awards granted under the Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s Board of Directors. As of October 28, 2023, the number of shares available for awards under the Inducement Plan was 1,000. As of October 28, 2023, there were no unvested stock awards outstanding under the Inducement Plan.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 800 shares of common stock were authorized. During the 13 weeks ended October 28, 2023, no shares were issued under the ESPP and, as of October 28, 2023, the number of shares available for issuance was 197.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended October 28, 2023, the Company did not issue any nonvested performance-based stock awards to employees. During the 39 weeks ended October 28, 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended October 29, 2022, the Company did not issue nonvested performance-based stock awards to employees. During the 39 weeks ended October 29, 2022, the Company issued 188 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $10.88 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2022, 2023, and 2024 performance targets for total revenue growth and adjusted earnings per share. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 376, and the “target” number of shares subject to the award is 188 as reported below. Following the end of the performance period (fiscal years 2022, 2023, and 2024), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(64)	11.28
Vested	(221)	6.20
Balance at October 28, 2023	64	$9.67

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(169)	7.93
Vested	(168)	3.49
Balance at October 29, 2022	338	$7.75

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended October 28, 2023, the Company issued 79 and 754 nonvested stock units, respectively, to employees and directors of the Company at an average value of $3.96 and $7.25 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12 month period with one twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	754	7.25
Forfeitures	(314)	10.45
Vested	(324)	10.31
Balance at October 28, 2023	837	$9.10

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	424	10.81
Forfeitures	(173)	11.12
Vested	(317)	9.40
Balance at October 29, 2022	863	$12.07

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 145 stores in 32 states, totaling approximately 5.4 million gross square feet. We also operate an e-commerce platform at www.sportsmans.com. We do not incorporate the information on or accessible through our website into this 10-Q, and you should not consider any information on or accessible through our website as part of this 10-Q.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

During the COVID-19 pandemic we experienced increases in net sales compared to pre-pandemic levels, primarily driven by historically high sales in certain product categories, particularly firearms and ammunition. However, while our net sales and same store sales for fiscal year 2023 remain elevated as compared to pre-COVID periods, we have experienced decreases in net sales and same store sales during fiscal year 2023 from the COVID-driven peak levels in fiscal year 2021.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, liquidity concerns at, and failures of, banks and other financial institutions, rising interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict and the Israel-Hamas war. Starting in the second half of 2022 and continuing into the third quarter of 2023, our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we have begun to take steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings. We currently do not plan to open any new stores during fiscal year 2024.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, such as the ongoing impact of the COVID-19 pandemic, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, rising interest rates, tightening of credit markets, liquidity concerns at, and failures of, banks and other financial institutions and potential disruptions from the ongoing Russia-Ukraine conflict and Israel-Hamas war;
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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products, which could significantly affect our operations and financial results. State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022 a state court judge in Oregon temporarily blocked the enforcement of such legislation pending trial, and a decision is expected before calendar year end. The measure is also being challenged in a related case in federal court and is currently on appeal in the U.S. Court of Appeals for the Ninth Circuit. We currently operate eight stores in the State of Oregon.

Opening new stores and acquiring store locations is also an important part of our growth strategy. During fiscal year 2022, we opened nine stores, and we currently plan to open 15 new stores in fiscal year 2023, of which we had opened 14 stores as of October 28, 2023. We currently do not plan to open any new stores during fiscal year 2024. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. During 2023, we commenced an effort to reduce our inventory. We have initiated various strategic promotional efforts as part of this plan. While these efforts are decreasing our gross margins, the inventory reduction plan is progressing as planned. We intend to continue this effort during the remainder of fiscal year 2023 and expect our gross margins to be reduced by 600 to 800 points in the fourth quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Adjusted EBITDA

We define Adjusted EBITDA as net income plus interest expense, income tax expense, depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions and our cost reduction plan, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	69.7	66.4	69.0	66.9
Gross profit	30.3	33.6	31.0	33.1
Selling, general, and administrative expenses	29.4	28.4	32.9	29.0
Income (loss) from operations	0.9	5.2	(1.9)	4.1
Interest expense	1.2	0.3	1.0	0.2
(Loss) income before income taxes	(0.3)	4.9	(2.9)	3.9
Income tax expense (benefit)	0.1	1.2	(0.7)	1.0
Net (loss) income	(0.4)%	3.7%	(2.2)%	2.9%
Adjusted EBITDA	4.8%	7.7%	2.1%	6.8%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		October 28,	October 29,	October 28,	October 29,
Department	Product Offerings	2023	2022	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.1%	12.6%	12.1%	13.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	10.9%	10.5%	8.4%	8.2%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	7.4%	6.8%	10.3%	10.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.7%	7.2%	7.1%	6.7%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	55.8%	54.9%	56.0%	55.0%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.1%	8.0%	6.1%	6.4%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended October 28, 2023 Compared to Thirteen Weeks Ended October 29, 2022

Net Sales and Same Store Sales. Net sales decreased by $19.2 million, or 5.3%, to $340.6 million during the 13 weeks ended October 28, 2023 compared to $359.7 million in the corresponding period of fiscal year 2022. Our net sales decreased primarily due to the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories. This decrease was partially offset by our opening of 15 new stores since October 29, 2022 and increased demand in certain categories as a result of social unrest. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $23.7 million to net sales. E-commerce driven sales comprised more than 15% of total sales for the 13 weeks ended October 28, 2023. Same store sales decreased by 11.4% during the 13 weeks ended October 28, 2023 compared to the corresponding 13-week period of fiscal year 2022, primarily as a result of the factors discussed above that impacted net sales.

Our Fishing and Footwear departments saw net sales increases of $0.7 million and $0.5 million, respectively, in the third quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022 primarily driven by our promotional efforts to reduce inventory in these areas. Our Camping, Hunting and Shooting, Optics, Electronics and Accessories and Apparel departments saw net sales decreases of $7.8 million, $7.3 million, $4.7 million and $0.8 million, respectively, in the third quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. Within our Hunting and Shooting department, our firearm category saw an increase of $1.8 million or 2.8% while our ammunition category saw a decrease of $2.6 million or 4.7%, in the third quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022. The increase in our firearm category was due to the opening of 15 new stores since October 29, 2022 and increased demand in certain categories as a result of social unrest.

The decrease in our ammunition category was primarily due to the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. This was partially offset by our opening of 15 new stores since October 29, 2022.

With respect to same store sales, during the 13 weeks ended October 28, 2023, our Camping, Optics, Electronics and Accessories, Hunting and Shooting, Apparel, Fishing and Footwear departments saw decreases of 21.6%, 19.2%, 10.6%, 7.6%, 5.8% and 4.1%, respectively, compared to the corresponding period of fiscal year 2022 , as a result of a decline in store traffic and the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. As of October 28, 2023, 129 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $17.6 million, or 14.6%, to $103.2 million during the 13 weeks ended October 28, 2023 compared to $120.8 million for the corresponding period of fiscal year 2022. As a percentage of net sales, gross profit decreased to 30.3% during the 13 weeks ended October 28, 2023, compared to 33.6% for the corresponding period of fiscal year 2022, primarily driven by reduced product margins in our ammunition category within our Hunting and Shooting department, as the margins from ammunition sales begin to normalize, and driven by lower margins in our Apparel and Footwear departments, resulting from our increased promotional efforts to drive additional customer traffic online and to our stores and to reduce inventory.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $2.2 million, or 2.2%, to $100.1 million during the 13 weeks ended October 28, 2023, compared to $102.3 million for the corresponding period of fiscal year 2022. This decrease was primarily the result of decreases in payroll and other operating expenses of $6.2 million and $2.2 million, respectively, during the 13 weeks ended October 28, 2023 primarily related to our ongoing expense cutting efforts. These decreases were partially offset by increases of $2.8 million and $2.6 million in depreciation and rent expenses, respectively, during the 13 weeks ended October 28, 2023 primarily the result of opening 15 new stores since October 29, 2022. We incurred $1.2 million in Chief Executive Officer transitional expenses during the 13 weeks ended October 28, 2023, due to the retirement of our Chief Executive Officer in April 2023. Additionally, we incurred $0.4 million of severance expenses related to the implementation of our cost reduction plan.

On a per store basis, our payroll and other operating expenses were down approximately 22% and 19%, respectively, compared to the corresponding period of fiscal year 2022. As a percentage of net sales, selling, general, and administrative expenses increased to 29.4% of net sales in the third quarter of fiscal year 2023, compared to 28.4% of net sales in the third quarter of fiscal year 2022, as a result of the factors discussed above. New store pre-opening expenses decreased by $0.4 million to $1.0 million during the 13 weeks ended October 28, 2023 compared to $1.4 million in the corresponding period of fiscal year 2022.

Interest Expense. Interest expense increased by $2.8 million, or 233%, to $3.9 million during the 13 weeks ended October 28, 2023, compared to $1.2 million for the corresponding period of fiscal year 2022. Interest expense increased primarily because of increased borrowings on our revolving credit facility and higher interest rates during the third quarter of fiscal year 2023 compared to the corresponding period of fiscal year 2022.

Income Taxes. We recognized income tax expense of $0.5 million during the 13 weeks ended October 28, 2023 compared to an income tax expense of $4.4 million during the corresponding period of fiscal year 2022. Our effective tax rates during the 13 weeks ended October 28, 2023 and October 29, 2022 were -52.6% and 25.6%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended October 28, 2023 Compared to Thirty-Nine Weeks Ended October 29, 2022

Net Sales and Same Store Sales. Net sales decreased by $102.7 million, or 10.1%, to $917.6 million during the 39 weeks ended October 28, 2023 compared to $1,020.2 million in the corresponding period of fiscal year 2022. Our net sales decreased primarily from the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across all product categories. Additionally, net sales declined due to extended winter conditions in the Western United States, leading to decreased outdoor participation. This decrease was partially offset by our opening of 15 new stores since October 29, 2022 and increased demand in certain categories as a result of social unrest. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $55.8 million to net sales. E-commerce driven sales comprised more than 15% of total sales for the 39 weeks ended October 28, 2023. Same store sales decreased by 15.0% during the 39 weeks ended October 28, 2023 compared to the corresponding 39-week period ended October 29, 2022, primarily as a result of the factors discussed above that impacted net sales.

Our Hunting and Shooting, Camping, Optics, Electronics and Accessories Fishing, Apparel, and Footwear departments saw net sales decreases of $47.8 million, $26.9 million, $9.6 million, $9.4 million, $7.4 million and $3.6 million, respectively, in the 39 weeks ended October 28, 2023 compared to the corresponding period of fiscal year 2022. Within our Hunting and Shooting department, our firearm and ammunition categories saw decreases of $3.5 million and $35.5 million or 1.6% and 19.9%, respectively, in the 39 weeks ended October 28, 2023 compared to the corresponding period of fiscal year 2022. The decrease in our firearm category was due to a softening in demand related to the impact of consumer inflationary pressures. The decrease in our ammunition category was driven by the continued normalization of sales during the 39 weeks ended October 28, 2023 compared to the pull forward of ammunition sales that occurred during the 39-week period ended October 29, 2022 as we returned to normal in-stocks for ammunition during that period and the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. This was partially offset by our opening of 15 new stores since October 29, 2022 and increased demand in certain categories as a result of social unrest.

With respect to same store sales, during the 39 weeks ended October 28, 2023, our Camping, Optics, Electronics and Accessories, Fishing, Hunting and Shooting, Apparel and Footwear departments saw decreases of 23.1%, 18.1%, 15.3%, 13.8%, 13.7% and 9.7%, respectively, compared to the corresponding period of fiscal year 2022, as a result of a decline in store traffic and the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending. As of October 28, 2023, 129 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $53.4 million, or 15.8%, to $284.0 million during the 39 weeks ended October 28, 2023 compared to $337.5 million for the corresponding period of fiscal year 2022. As a percentage of net sales, gross profit decreased to 31.0% during the 39 weeks ended October 28, 2023, compared to 33.1% for the corresponding period of fiscal year 2022, primarily driven by reduced product margins in our ammunition category within our Hunting and Shooting department, as the margins from ammunition sales begin to normalize and lower margins in our Apparel and Footwear departments, resulting from our increased promotional efforts to drive additional customer traffic online and to our stores and to reduce inventory.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $6.0 million, or 2.0%, to $301.5 million during the 39 weeks ended October 28, 2023, compared to $295.4 million for the corresponding period of fiscal year 2022. This increase was primarily the result of increases in rent and depreciation expenses of $7.6 million and $5.4 million, respectively, during the 39 weeks ended October 28, 2023 primarily related to the opening of 15 new stores since October 29, 2022. We incurred $3.1 million in transitional expenses after the retirement of our Chief Executive Officer in April 2023. Additionally, we incurred $1.2 million of severance expenses related to the implementation of our cost reduction plan and $0.7 million related to a one-time legal settlement and related fees and expenses. These increases were partially offset by a decreases of $9.5 million and $3.7 million in payroll and other operating expenses, respectively, driven by our ongoing cost cutting measures and increased operational efficiencies across our retail stores.

On a per store basis, our payroll and other operating expenses were down approximately 15% and 14%, respectively, compared to the corresponding period of fiscal year 2022. As a percentage of net sales, selling, general, and administrative expenses increased to 32.9% of net sales in the 39 weeks ended October 28, 2023 compared to 29.0% of net sales in the corresponding period of fiscal year 2022, as a result of the factors discussed above. New store pre-opening expenses increased by $2.5 million to $5.4 million during the 39 weeks ended October 28, 2023 compared to $2.9 million in the corresponding period of fiscal year 2022.

Interest Expense. Interest expense increased by $7.0 million, or 280.0%, to $9.5 million during the 39 weeks ended October 28, 2023, compared to $2.5 million for the corresponding period of fiscal year 2022. Interest expense increased primarily as a result of increased borrowings on our revolving credit facility and higher interest rates during the 39 weeks ended October 28, 2023 compared to the corresponding period of fiscal year 2022.

Income Taxes. We recognized an income tax benefit of $6.7 million during the 39 weeks ended October 28, 2023 compared to an income tax expense of $10.0 million during the comparable 39-week period ended October 29, 2022. Our effective tax rates during the 39 weeks ended October 28, 2023 and October 29, 2022 were 24.8% and 25.3%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Weather conditions affect outdoor activities and the demand for related apparel and equipment. Customers’ demand for our products, and, therefore, our net sales, can be significantly impacted by weather patterns on a local, regional and national basis. For example, weather conditions were a significant headwind for us in the first half of fiscal year 2023, especially in the western half of the United States. A combination of unusually high amounts of rain and snow influenced the timing of the spring fishing and camping seasons, pushing them to later than normal.

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of October 28, 2023, we had cash and cash equivalents of $2.9 million and working capital, consisting of current assets less current liabilities, of $76.8 million. As of January 28, 2023, we had cash and cash equivalents of $2.4 million and working capital, consisting of current assets less current liabilities, of $130.1 million.

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

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. Our inventory reduction during the 13 weeks ended October 28, 2023, was driven by our strategic promotional efforts, primarily related to apparel and footwear and the execution to lower our overall operating costs. While it is weighing on our gross margins, moving this inventory is progressing as planned. We will continue this effort during the remainder of fiscal year 2023 and expect our gross margins to be reduced by 600 to 800 basis points in the fourth quarter of fiscal year 2023 when compared to the corresponding period of fiscal year 2022.

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of October 28, 2023 our expected operating lease payments for the remainder of fiscal year 2023 are $18.1 million and our total committed lease payments are $458.8 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. For the 39 weeks ended October 28, 2023, we incurred approximately $54.1 million in capital expenditures, net of $17.1 million in tenant allowances, primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures, net of tenant allowances, between $56 million and $60 million for fiscal year 2023 (inclusive of amounts spent during the 39 weeks ended October 28, 2023) primarily to refurbish some of our existing stores and to open 15 new stores in fiscal year 2023. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of October 28, 2023, $202.0 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after October 28, 2023 our interest payments would be approximately $3.5 million for the remainder of fiscal year 2023 based on the interest rate as of October 28, 2023. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of October 28, 2023, we had repurchased 7,326,507 shares of our common stock for $67.5 million, utilizing cash on hand and available borrowings under our revolving credit facility. As of October 28, 2023, $7.5 million remained available to us for repurchases of outstanding shares of our common stock pursuant to the share repurchase program.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	October 28,	October 29,
	2023	2022
	(in thousands)
Cash flows (used in) provided by operating activities	$(16,637)	$14,509
Cash flows used in investing activities	(71,170)	(38,477)
Cash provided by (used in) financing activities	88,333	(30,490)
Cash at end of period	2,915	2,560

Net cash used in operating activities was $16.6 million for the 39 weeks ended October 28, 2023, compared to net cash provided by operating activities of $14.5 million for the corresponding period of fiscal year 2022, a change of approximately $31.1 million. The increase in our cash flows used in operating activities was primarily driven by a net loss of $20.3 million in the 39 weeks ended October 28, 2023 compared to net income of $29.5 million for the corresponding period of fiscal year 2022.

Net cash used in investing activities was $71.2 million for the 39 weeks ended October 28, 2023, compared to $38.5 million for the corresponding period of fiscal year 2022, an increase of approximately $32.7 million, which was primarily driven by capital expenditures related to the construction of new stores and the refurbishment of existing stores incurred during the 39 weeks ended October 28, 2023. As of the fiscal period ended October 28, 2023, net cash used by capital expenditures related to the construction of new stores represents nearly all of the estimated fiscal year 2023 net cash use for new store construction.

Net cash provided by financing activities was $88.3 million for the 39 weeks ended October 28, 2023, compared to net cash used in financing activities of $30.5 million for the corresponding period of fiscal year 2022, a change of approximately $118.8 million. The increase in cash provided by financing activities was primarily the result of increased borrowings under our revolving credit facility.

Indebtedness

We maintain our $350.0 million revolving credit facility, with $202.0 million outstanding as of October 28, 2023. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). As of October 28, 2023, we had $111.0 million available for borrowing, subject to certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of October 28, 2023, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, director and officer transition costs, cost related to the implementation of our cost reduction plan and a one-time legal settlement and related fees and expenses. Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. Net (loss) income is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net income, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
	(dollars in thousands)
Net (loss) income (1)	$(1,331)	$12,877	$(20,258)	$29,489
Interest expense	3,944	1,187	9,518	2,521
Income tax expense (benefit)	459	4,436	(6,664)	10,012
Depreciation and amortization	10,663	7,839	28,412	23,012
Stock-based compensation expense (2)	965	1,077	3,341	3,526
Director and officer transition costs (3)	1,180	289	3,067	1,214
Cost reduction plan (4)	351	—	1,216	—
Legal settlement (5)	—	—	687	—
Adjusted EBITDA	$16,231	$27,705	$19,319	$69,774

Net sales	$340,569	$359,720	$917,593	$1,020,246
Net (loss) income margin	(0.4)%	3.6%	(2.2)%	2.9%
Adjusted EBITDA margin (6)	4.8%	7.7%	2.1%	6.8%

(1)
Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. For the 13 and 39 weeks ended October 28, 2023 we incurred $1.0 million and $5.4 million, respectively, in new store pre-opening expenses compared to $1.4 million and $2.9 million, respectively, for the 13 and 39 weeks ended October 29, 2022.
(2)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under the Sportsman's Warehouse Holdings, Inc. 2019 Performance Incentive Plan and the Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan.
(3)
Expenses incurred relating to departure of directors and officers and the recruitment of directors and key members of our senior management team. For the 39 weeks ended October 28, 2023, we incurred $3.1 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer in April 2023, professional fees for the engagement of a search firm to identify director candidates and candidates for Chief Executive Officer and an executive signing bonus and relocation reimbursement.
(4)
Severance expenses paid as part of our cost reduction plan implemented during the 39 weeks ended October 28, 2023.
(5)
Represents a one-time legal settlement and related fees and expenses.
(6)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility carry a floating interest rate tied to Term SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at October 28, 2023, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $2.0 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of October 28, 2023.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2023).

3.2

Third Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit (incorporated by reference to Exhibit 3.2 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on September 7, 2023).

10.1*	Form of Restricted Stock Unit Award Agreement (CEO) under the Sportsman’s Warehouse Holdings, Inc. Inducement Plan.

10.2*	Form of Restricted Stock Unit Award Agreement (VP and Above) under the Sportsman’s Warehouse Holdings, Inc. Inducement Plan.

10.3

Employment Agreement, dated September 22, 2023, between the Company and Paul Stone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2023).

10.4

Employee Confidential Information and Inventions Assignment Agreement, dated September 22, 2023, between the Company and Paul Stone (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2023).

10.5	Sportsman’s Warehouse Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2023).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Description of Capital Stock of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 26, 2023)

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 7, 2023	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 7, 2023	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)