Form 10-K
period 2024-02-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2024-04-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 3, 2024

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

As of July 29, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant's common stock on The Nasdaq

Global Select Market on such date, was approximately $225 million. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 22, 2024 was 37,625,006.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2024 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2023 fiscal year ended February 3, 2024, are incorporated by reference into Part III of this Annual Report on Form 10-K.

iii

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2023” refer to our fiscal year ended February 3, 2024; (ii) “fiscal year 2022” refer to our fiscal year ended January 28, 2023; and (iii) “fiscal year 2021” refer to our fiscal year ended January 29, 2022.

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
•
our implementation of a plan to reduce expenses in response to adverse macroeconomic conditions, including an increased focus on financial discipline and rigor throughout our organization; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, rising interest rates, economic slowdowns, and recessions or market corrections.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I, Item 1A., Risk Factors,” “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and

iv

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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 146 stores across 32 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 75,000 gross square feet, with an average size of approximately 37,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our value engineered store layout requires lower initial cash investments to build out and our stores generally require less square footage than the stores of our large retail competitors. We also have the largest assortment and offering of firearms available online for in-store purchase and buy-online-pickup-in-store when compared to the offerings of our major competitors. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 35,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), margins and returns on invested capital across a range of store sales volumes. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

Comprehensive Locally Relevant Merchandise Serving the Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

•
Locally Relevant Merchandise: We carry over 22,000 stock-keeping units (“SKUs”) on average in a single store, out of Sportsman’s Warehouse’s total current offering of over 160,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.
•
Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday low prices. Approximately 44% of our unit sales and 20% of our dollar sales during fiscal year 2023 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our broad array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value. We also carry the largest omni-channel hunting and shooting sports offering of any retailer.
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

Flexible and Adaptable Real Estate Strategy. We believe that our store model, combined with our rigorous site selection process, is a competitive advantage that enables us to better address the needs of markets of varying sizes and geographies. Our stores vary in size from approximately 7,500 to 75,000 gross square feet. We have had success with leasing existing sites, constructing new build-to-suit sites and purchasing existing stores and converting them to the Sportsman’s Warehouse brand. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets after the first 24 month period after opening the new store. Our typical new store requires an average net investment of approximately $2.9 million, consisting of capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $1.8 million. We target a pre-tax return on invested capital after the first 24 month period after opening of over 40% excluding initial inventory cost (or over 20% including initial inventory cost). We do not currently plan to open new stores in fiscal year 2024 and we are currently evaluating our short-term strategy related to opening new stores. As of the end of fiscal year 2023, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 9.9%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 63% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

Significant New Store Growth Opportunity within Existing and New Markets. As of February 3, 2024, we operated 146 stores across 32 states, primarily in the Western United States and Alaska. We believe our leadership position in the Western United States and our continued expansion in other geographical regions of the United States, combined with our existing scalable infrastructure, provides a strong foundation for continued expansion within our core markets as well as expanding into new geographies. We believe that we are the largest, fastest growing public, pure-play outdoor specialty retailer in our space.

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

Continuing to Enhance Our Operating Margins. We believe our store base allows us to take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, expanding product offerings in our private label program, including our proprietary Rustic RidgeTM and KillikTM apparel lines, and continuing marketing initiatives in our higher-margin apparel and footwear departments.

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

Expanding Our Store Base. Over the last three fiscal years, we have opened an average of 11 stores per year. We do not plan to open any new stores in fiscal year 2024 as we re-evaluate our short-term growth strategy. Our current longer-term plans will continue to include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, omni-channel capabilities, information technology, loss prevention and employee training, is capable of sustaining our current growth plans without significant additional capital investment, although we may determine to invest in our existing infrastructure to prepare for future growth.

Strategic Acquisitions. While our primary long-term strategy for expansion is through organic store opening, we believe we can use strategic acquisitions as an additional source of growth, as we did with the 12 stores we acquired from Dick’s Sporting Goods in fiscal 2019 and 2020. We target acquisitions that will be accretive to our margins and profitability, provide content, private label expansion, or capabilities that would deliver efficiencies in operations and customer acquisition retention. We have a proven track record of successfully executing around strategic acquisitions and will continue to look for complementary targets.

Our Stores

We operate 146 stores across 32 states as of February 3, 2024. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 37,000 gross square feet.

The following table lists the location by state of our 146 stores open as of February 3, 2024:

	Number of Stores		Number of Stores
California	17	New Mexico	3
Washington	14	North Carolina	3
Utah	12	South Carolina	3
Arizona	10	Kentucky	2
Colorado	9	New York	2
Oregon	8	Tennessee	2
Pennsylvania	7	West Virginia	2
Wyoming	7	Wisconsin	2
Florida	6	Arkansas	1
Idaho	6	Iowa	1
Alaska	5	Louisiana	1
Michigan	4	Minnesota	1
Nevada	4	Mississippi	1
Virginia	4	Nebraska	1
Indiana	3	North Dakota	1
Montana	3	Ohio	1

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

In 2021, we started making a commitment to refurbishing our older stores, with 31 stores refurbished to date. Our goal is to keep these stores fresh with updated lifestyle type graphics, improving the flow of our merchandise and store to our customer, enhance our technological capabilities within the stores to ensure we are meeting the needs of every customer, and make the stores more energy efficient. We do not currently have any store refurbishments planned for fiscal year 2024.

The retail stores and the distribution center have loss prevention employees who monitor approximately 50 cameras at each store and 250 cameras at the distribution center. These cameras are observed locally and centrally at our headquarters in our dedicated surveillance room. Our sophisticated systems are a key factor in our shrink rates of less than 1.5% and an important component of our comprehensive compliance program.

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

Members of our real estate team spend considerable time and utilize sophisticated tools in evaluating prospective sites before bringing a proposal to our Real Estate Committee. Our Real Estate Committee, which is comprised of members of our senior management, including our Chief Executive Officer, Chief Financial Officer, and Chief Retail Officer, approves all prospective locations before a lease is signed.

Our typical store location ranges in size from 7,500 to 75,000 gross square feet. Our net investment to open a new store is approximately $2.9 million, consisting of capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $1.8 million. After the first 24 month period after opening a new store, we typically have a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 40% excluding initial inventory cost (or over 20% including initial inventory cost). We do not plan to open any stores in fiscal year 2024 and are currently evaluating our short-term strategy related to opening new stores.

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

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We are also highly engaged with hundreds of thousands of social media followers on our Facebook and Instagram pages. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We leverage technology that aggregates customer location, browsing behavior and purchase history to present a personalized shopping experience. We gather thousands of feedback data points near real-time from our customers and measure the customer satisfaction (“CSAT”) as an item of our performance measurement from various surveys on the website and leverage direct customer feedback to improve our online shopping experience. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2023, our website received more than 119 million visits with e-commerce driven sales in excess of 18% of total sales, which we believe demonstrates our position as a leading resource for outdoor products and product education.

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

We believe we offer a wider selection of hard goods than many of our key competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2023, sales of consumable goods accounted for approximately 44.0% of our unit sales and 20.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Weatherby, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories. During fiscal year 2023, private label offerings accounted for approximately 4.5% of our total sales with special make-up offerings accounting for an additional 2.2% of our total sales. This combined total of 6.7% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

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

Hunting and Shooting has historically been the largest contributor to our sales. Hunting and Shooting department products are generally sold at significantly higher price points than other merchandise, but often have lower margin percentages. Camping is our second largest department, and we believe family-oriented camping equipment in particular is a product category with high growth opportunity. We view Apparel sales as an important opportunity, given its high gross margins and appeal to a broad, growing demographic.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal year Ended
		February 3,	January 28,	January 29,
Department	Product Offerings	2024	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.2%	12.5%	13.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.8%	9.3%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	8.9%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.2%	7.3%	6.8%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	54.9%	54.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.5%	7.1%	7.5%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 11.2% of our net sales during fiscal year 2023. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports, Rustic Ridge Tents and Lost Creek Coolers.

Apparel. Apparel represented approximately 8.8% of our net sales during fiscal year 2023 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia and Sitka. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label t-shirts.

Fishing. Fishing represented approximately 8.9% of our net sales during fiscal year 2023 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, RoundRocks Fly Supply Co., Orvis and Shimano.

Footwear. Footwear represented approximately 7.2% of our net sales during fiscal year 2023 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Crispi, Danner, Keen, Merrell, and Hey Dude.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 57.4% of our net sales during fiscal year 2023. Products such as ammunition, firearms cleaning supplies, firearms, firearms safety and storage and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Browning, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 6.5% of our net sales during fiscal year 2023. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty and Co-Branded Credit Card Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of February 3, 2024, we had more than 4.4 million participants in our loyalty program and approximately 53% of our revenue is generated from our loyalty customers.

Customers may obtain a loyalty program card when making a purchase in-store or online. After obtaining a card, the customer must register on our website in order to redeem loyalty rewards. Customers earn one point for each dollar spent, with the exception of certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, the customer is entitled to a $1.00 credit in loyalty rewards. Customers may choose to redeem loyalty rewards against purchases online and in-stores. The rewards points expire after 12 months of dormancy.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2023, we purchased merchandise from approximately 1,100 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. We believe our current distribution center is sufficient to meet our needs for at least the next two years. The distribution center supports replenishment for all stores. We use preferred carriers for replenishment to our retail stores. The majority of our direct-to-consumer e-commerce orders are fulfilled by our 146 retail stores with additional orders fulfilled by our distribution center. We ship merchandise to our e-commerce customers via small parcel delivery. Our experienced distribution management team leads a staff of approximately 500 employees at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth. We use Warehouse Management System (“WMS”) technology from Korber, to manage all activities. The system is highly adaptable and can be easily changed to accommodate new business requirements. For example, our WMS enabled us to support full omni-channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have developed customized radio frequency and voice-directed processes to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain appropriate in-stock levels. This balance allows us to effectively manage inventory and maximize sales in stores.

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

Our regional and national advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our advertising medium is typically digital advertising and newspaper inserts (primarily multi-page color inserts during key shopping periods such as the Christmas season and Father’s Day) supplemented with modest amounts of email, radio and national television ads. We proactively modify the timing and content of our message to match local and regional preferences, changing seasons, weather patterns and topography of a given region. Additionally, we sponsor several regional television and radio programs. Our total marketing expense for fiscal year 2023 was approximately $20.9 million.

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

Information Technology

Business-critical information technology (“IT”) systems include the following: supply chain, merchandise, point-of-sale (“POS”), WMS, e-commerce, loss prevention and financial and payroll. Our IT infrastructure is designed to be able to access real-time data from any store or channel. The network infrastructure is designed to allow us to quickly and cost effectively add new stores to the wide area network (“WAN”). Our critical systems are backed up via offsite storage and are supported by backup generators, allowing us to remain operational in the event of a power failure. Each of our locations have redundant network connections reducing the potential for network outages.

We have implemented software for all of our major business-critical systems. Key operating systems include enterprise resource planning (“ERP”), system application processing (“SAP”) Commerce for our e-commerce channel, and Java point of sale (“JPOS”) for in-store functionality, and WMS. Our physical infrastructure is also built on products from vendors such as Cisco, Dell, Oracle Sun and VMWare. Originally designed with the goal of being able to run a significantly larger retail business, our IT systems are designed to be scalable to support our growth.

Furthermore, we have incorporated reporting tools that are designed to enable our management to more effectively monitor our financial and operational performance to drive financial results by leveraging a range of data insights that is both more granular and more comprehensive than our previous tools. Real-time sales data is available to district, store and departments managers. In addition, our reporting tools generate custom-created reports that provide our team with on-demand access to the data relevant to their area of responsibility.

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

Our Market and Competition

Our Market

We compete in the large, growing and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line multi-activity retailers. We believe, based on the 2022 U.S. Fish and Wildlife national survey published in September of 2023 and conducted once every five years, that U.S. outdoor activities and sporting goods retail sales total over $170 billion annually. The U.S. outdoor activities and sporting goods sector is comprised of three primary categories—equipment, apparel and footwear—with each category containing distinct product sets to support a variety of activities, including hunting, fishing, camping and shooting, as well as other sporting goods activities.

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

Within the retail sporting goods sector, we operate primarily in the outdoor equipment, apparel and footwear segment, which includes hunting and shooting, fishing, camping, hiking, and boating. We believe that participation in these activities remains high and continues to grow. According to the 2022 U.S. Fish and Wildlife national survey, anglers and hunters spent more than $60 billion on equipment in 2022, which is approximately 40% higher than the amount reported in the 2016 survey. Additionally, the number of participating anglers and hunters increased by approximately 11% and 25%, respectively, from 2016 to 2022.

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

Competition

We believe that the principal competitive factors in our industry are product selection, including locally relevant offerings, value pricing, convenient locations, technical services and customer service. Some of our competitors have a larger number of stores, and some of them have a greater market presence, name recognition and financial, distribution, marketing and other resources than we have. We believe that we compete effectively with our competitors with our distinctive branded selection and superior customer service, as well as our commitment to understanding and providing merchandise that is relevant to our targeted customer base. We cater to the outdoor enthusiast and believe that we have both an in-depth knowledge of the technical outdoor customer and a “grab and go” store environment that is uniquely conducive to their need for value and convenience. We believe that our flexible store format, combined with our low-cost, high-service model, also allows us to enter and serve smaller markets that our larger competitors cannot penetrate as effectively. In addition, certain barriers, including legal restrictions, exist on the sale of our product offerings that comprise a portion of our revenue, such as firearms, ammunition, certain cutlery, propane and reloading powder, and create a structural barrier to competition from many online retailers. Finally, over the last few years several big box retailers have either fully exited, or significantly reduced their exposure to the hunting and shooting sports categories as federal, state and local laws became more restrictive. Given our strong position in the hunting and shooting sports market, we believe we are well positioned to meet the needs of consumers seeking products in these large categories.

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

There are almost 50,000 Type 01 FFLs in the United States today, of which only approximately 5,200 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that almost 90% of the market is fragmented among small independent retailers. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

We experience moderate seasonal fluctuations in our net sales and operating results as a result of holiday spending and the opening of hunting seasons. While our sales are more balanced throughout the year compared to many retailers, historically, our sales are moderately higher in the third and fourth fiscal quarters than in the other quarterly periods. On average, over the last three fiscal years, we have generated approximately 26.3% and 27.8% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

In September 2004, Congress declined to renew the Assault Weapons Ban of 1994 (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. Various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which restrictions apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases; Washington recently passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on all gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

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

Several states have immunity statues in place similar to the PLCAA. However, California, New Jersey and New York recently enacted state legislation that could allow firearm dealers, manufacturers, or importers to be held liable for improper marketing or sales as defined in the legislation.

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

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CPRA”) (collectively, “CCPA”), industry standards, such as the Payment Card Industry Data Security Standard (“PCI DSS”), and wiretapping laws. The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA applies to personal data of consumers, business representative, and employees who are California residents, imposes specific obligations on covered businesses, provides for fines of up to $7,500 per intentional violation, and allows private litigants affected by certain data breaches to recover significant statutory damages.

In addition, numerous other U.S. states, such as Virginia, Colorado, Connecticut, and Utah, have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

Human Capital

We appreciate the importance of retention, growth and development of our employees. We strive to provide competitive compensation and benefits packages, opportunities for advancement, and extensive training programs and learning opportunities for our employees.

As of February 3, 2024, we had approximately 5,400 total employees. Of our total employees, approximately 200 were based at our corporate headquarters in West Jordan, Utah, approximately 370 employees were located at our distribution center and approximately 4,830 were store employees. As of February 3, 2024, we had approximately 2,100 full-time employees and approximately 3,300 part-time employees, who are primarily store employees. None of our employees are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages.

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

One of our unique assets is a designated training room located at our headquarters. Our training room is used frequently for company-wide training programs and by vendors to stage training demonstrations for new products. Training room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is particularly interactive, permitting vendor representatives to present a uniform message simultaneously to all employees, while allowing managers and sales staff in individual stores to ask questions and provide real-time feedback on products. This system increases vendors’ product knowledge reach and provides more effective training to our employees. Training room sessions are especially important for technical products, with numerous design features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs.

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, acquisition, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the United States, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New

Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In California, Connecticut and New York, mandatory screening of ammunition purchases is now required, as well as electronic recordkeeping that will be audited by the state. In addition, several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, acquisition, possession or use of firearms, ammunition and shooting-related products.

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

Risks Related to Our Retail Operations

Our retail-based business model is impacted by general economic and market conditions, such as rising interest rates and inflationary pressures, and ongoing economic, market and financial uncertainties that may cause a decline in consumer spending that may adversely affect our business, operations, liquidity, financial results and stock price.

During fiscal year 2023 we saw decreased revenue and operated at a net loss as a result of inflationary pressures on our consumers discretionary spending, as well as, increased interest rates and higher energy costs and fuel prices. As a retail business that depends on consumer discretionary spending, we may continue to be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, fluctuations in home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns, adverse or unseasonal weather conditions and uncertainty related to any health crisis. We experienced an increase in sales in fiscal year 2021 due to the pandemic and related events, although this increase in sales did not continue into fiscal year 2022 or fiscal year 2023. If we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, whether as a result of a pandemic, evolving macroeconomic conditions or geopolitical events, or otherwise, we may need additional liquidity to maintain our operations depending on how long these events impact our operations. Such events could adversely impact our sales and/or cause the temporary closure of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•
macroeconomic factors, such as political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, rising interest rates, tightening of credit markets, potential disruptions from the ongoing Russia-Ukraine conflict and Israel-Hamas war and pandemics;
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
•
the success of our omni-channel strategy and our e-commerce platform;•competition in the regional market of a store;
•
atypical weather;
•
new product introductions and changes in our product mix; and •changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.3% and 27.8% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

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

Freight costs represent a significant portion of the cost of our products. We have experienced highly variable transportation and logistics costs over the last four years. While moderating in fiscal year 2023, we believe dynamic conditions may continue in future fiscal years. Freight rates on our products are affected by a myriad of factors, including the global economy, petroleum prices, carrier labor relations, congestion at U.S. ports and ocean freight carrier capacity.

We have experienced supply chain disruptions and delays of the supply of products from our vendors, which have had an adverse impact on our net sales and profitability.

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

In fiscal year 2023, approximately 2.3% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas, adverse fluctuations of foreign currencies and geopolitical turmoil, such as the conflict between Russia and Ukraine and any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict. Any event causing a disruption or delay of imports from foreign locations would likely increase the cost or reduce the supply of merchandise available to us and would adversely affect our operating results.

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

In the ordinary course of business, we process personal data and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). These processing activities may subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws(e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). In the past few years, numerous

U.S. states—including California, Colorado, Connecticut, Utah and Virginia—have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA imposes obligations on covered businesses regarding their processing of personal data and provides for fines of up to $7,500 per intentional violation and a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, such as threats of class-action litigation alleging violations of wiretapping laws.

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

Obligations related to data privacy and security (and consumers’ data privacy expectations) are quickly changing, becoming increasingly stringent, creating regulatory uncertainty, and may be subject to differing applications and interpretations. Preparing for and complying with these obligations requires us to devote significant resources and may necessitate changes to our services, information technologies, systems, and practices and to those of any third parties that process personal data on our behalf.

Our employees and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We may at times be unsuccessful (or be perceived to have been unsuccessful) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties on whom we rely may be unsuccessful in complying with such obligations, which could negatively impact our business operations. If we or the third parties on whom we rely are unsuccessful, or are perceived to have been unsuccessful, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

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

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2022 and 2023, 55 and 56 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our employees are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage employees, but also the wages paid to our other hourly employees as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Risks Related to Our Business Strategy

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Over the long term, we intend to continue to expand by opening or acquiring stores in new markets, which may include small- to medium-sized markets and which may not have existing national outdoor sports retailers. As a result, we may have less familiarity with local customer preferences and encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open or acquire stores in new markets and operate them profitably, many of which are beyond our control, include:

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

If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences.

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

These threats include but are not limited to social-engineering attacks (including through deep fakes, which may increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI, telecommunications failures, earthquakes, fires, floods, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

In addition, we rely on third parties and their technologies to operate critical business systems to process sensitive data in a variety of contexts and to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties upon whom we rely experience a security incident or other interruption, we could experience adverse consequences. While we may be entitled to damages if these parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties upon which we rely). We may not, however, detect and remediate all such vulnerabilities or on a timely basis.

Further, we may experience delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could be exploited and result in a security incident.

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

Applicable data privacy and security obligations may require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, which can be costly and lead to adverse consequences.

If we (or a third party upon whom we rely) experience a security incident or are perceived to have experienced a security incident, we may experience adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our employees’, personnel’s, or vendors’ use of generative AI technologies.

Our computer hardware and software systems are vulnerable to damage from natural disasters, power loss or other events outside of our control that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from natural disasters, power loss, computer system failures, telecommunications failures, misappropriation and similar events, including those addressed in “Risks Related to Our Business Strategy—If our information technology systems, or those of third parties upon which we rely, or our data are or were compromised, we could experience adverse consequences.”

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

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future, we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. All of our debt outstanding under our credit agreement as of February 3, 2024 bears interest at a floating rate that uses the Secured Overnight Financing Rate ("SOFR") as the applicable reference rate to calculate the interest. Due to increased federal reserve rates we experienced higher interest rates in fiscal years 2022 and 2023. We anticipate that interest rates will remain elevated during fiscal year 2024.

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

Provisions of our bylaws, our certificate of incorporation and Delaware law may discourage, delay or prevent a merger or acquisition that stockholders may consider favorable, including transactions in which our stockholders might otherwise receive a premium for their shares. In addition, these provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace or remove our board of directors. These provisions include:

•
establishing a classified board of directors (which will be phased out by 2026);
•
providing that directors may be removed only for cause (which will be phased out in 2026 and allow for directors to be removed with or without cause);
•
not providing for cumulative voting in the election of directors;
•
requiring at least a supermajority vote of our stockholders to amend our bylaws or certain provisions of our certificate of incorporation;
•
eliminating the ability of stockholders to act by written consent in lieu of a meeting;

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

Further, our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also designate the U.S. federal courts as the exclusive forum for all claims arising under the Securities Act of 1933, as amended (the "Securities Act"). These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees and agents, which may discourage such lawsuits against us and our directors, officers, employees and agents.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended February 3, 2024, the closing price of our stock ranged from a high of $9.98 per share to a low of $3.33 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United States, including those resulting from natural disasters, health crises or pandemics, terrorist attacks, acts of war and responses to such events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We have implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our customers and employees.

Our Information Security Department and Security Management functions, led by our Chief Information Officer (“CIO”) and supported by our Director of Information Security and Compliance, (collectively, “Security Team”), help identify, assess and manage the Company’s cybersecurity threats and risks. The Security Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools in certain environments and systems, internal and external audits of certain environments and systems, conducting scans of certain threat environments, evaluating our and our industry’s risk profile, analyzing certain reports of threats and actors, conducting threat assessments for internal and external threats (including third party threat assessments) in certain environments, coordinating with law enforcement concerning select threats, subscribing to reports and services that identify cybersecurity threats, use of external intelligence feeds, conducting tabletop incident response exercises, evaluating certain threats reported to us, and conducting vulnerability assessments of certain environments and systems..

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example: incident response policy, vulnerability management policy, risk assessments, encryption of certain data, network security controls and data segregation for certain environments and systems, access controls for certain environments and systems (such as identity controls and quarterly user access reviews), physical security, systems monitoring for certain systems, vendor risk management program, system configuration standards, employee security awareness training, asset management, managed detection and response tools, penetration testing, cybersecurity insurance and dedicated cybersecurity staff.

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes. For example, the Security Team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact to our business.

We use third-party service providers to assist us from time to time to identify, assess and manage material risks from cybersecurity threats, including, for example: professional service firms including legal counsel, threat intelligence service providers, cybersecurity consultants, 24/7 cybersecurity monitoring software providers, managed cybersecurity service providers, penetration testing firms, dark web monitoring services and forensic investigators, managed detection and response providers, and external threat hunting partners.

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies and application providers. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes a risk assessment and security questionnaire for certain providers, review of security assessments for certain providers, and System and Organization Controls report reviews when determined necessary. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors in this Annual Report on Form 10-K.

Governance

Our board of directors addresses the Company’s cybersecurity risk management as part of its general oversight function. The board of directors’ audit committee is responsible for overseeing the Company’s cybersecurity risk management processes, including oversight and mitigation of risks from cybersecurity threats.

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our CIO and our Director of Information Security and Compliance, who has over 20 years of experience in the information technology industry and is a Certified Information Systems Security Professional (CISSP).

Our CIO is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities to relevant personnel. Our CIO, Director of Information Security and Compliance and the CFO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management, the CIO, the Chief Executive Officer and others. These individuals work with the Company’s incident response team, pursuant to a documented incident response plan, to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

The audit committee receives regular reports from the Security Team concerning the Company’s significant cybersecurity threats and risk and the processes the Company has implemented to address them. The audit committee also receives various reports, summaries or presentations related to cybersecurity threats, risk and mitigation.

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

We currently operate 146 retail stores in 32 states. See “Part I, Item 1, Business – Our Stores” for a breakdown of our retail stores by state. In total we have approximately 5.4 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to fifteen years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

See “Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 14, Commitments and Contingencies—Legal Matters” for information regarding our material legal proceedings, which information is incorporated by reference into this Item 3.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPWH.”

Holders

As of March 25, 2024, there were 202 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers, banks or other institutions on behalf of stockholders.

Dividend Policy

We did not pay any dividends in fiscal year 2023 or fiscal year 2022. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2022, our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. During the fourteen weeks ended February 3, 2024, we did not repurchase any shares of our common stock. As of February 3, 2024, we had repurchased 7,326,507 shares of our common stock for $67.5 million, utilizing cash on hand and available borrowings under our revolving credit facility. As of February 3, 2024, $7.5 million remained available to us for repurchases of outstanding shares of our common stock pursuant to the share repurchase program.

Stock Performance Graph

The stock price performance graph below shall not be deemed soliciting material or to be filed with the SEC or subject to Regulation 14A or 14C under the Exchange Act or to the liabilities of Section 18 of the Exchange Act, nor shall it be incorporated by reference into any past or future filing under the Securities Act or the Exchange Act, except to the extent we specifically request that it be treated as soliciting material or specifically incorporate it by reference into a filing under the Securities Act or the Exchange Act.

The following graph shows the cumulative total stockholder return of an investment of $100 in cash at market close on February 2, 2019 through February 3, 2024 for (i) our common stock (“SPWH”), (ii) the S&P 500 Retailing Industry Group Index (“S&P Retail”) and (iii) the Russell 2000 Index (“Russell 2000”). Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends. The stockholder return shown on the graph below is not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

Comparison of Total Shareholder Return
SPWH
S&P 500 Retail
Russell 2000
400
350
300
250
200
150
100
50
0
2/2/2019
2/1/2020
1/30/2021
1/29/2022
1/28/2023
2/3/2024

	Fiscal Years Ended
	February 2, 2019	February 1, 2020	January 30, 2021	January 29, 2022	January 28, 2023	February 3, 2024
SPWH	$100.00	$126.56	$342.19	$207.81	$183.20	$72.27
S&P Retail	100.00	119.51	167.91	176.76	145.13	202.14
Russell 2000	100.00	107.46	138.05	131.05	127.79	130.67

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 146 stores in 32 states, totaling approximately 5.4 million gross square feet. During fiscal year 2023, we increased our gross square footage by 10.1% through the opening of 15 store locations. We also operate an e-commerce platform at www.sportsmans.com.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

During the COVID-19 pandemic, we experienced increases in net sales compared to pre-pandemic levels, primarily driven by historically high sales in certain product categories, particularly firearms and ammunition. However, while our net sales and same store sales for fiscal year 2023 remained elevated as compared to pre-COVID periods, we experienced decreases in net sales and same store sales during fiscal year 2023 from the COVID-driven peak levels in fiscal year 2021.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict and the Israel-Hamas war. Starting in the second half of fiscal year 2022 and continuing through fiscal year 2023, our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we have taken steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings. We currently do not plan to open any new stores during fiscal year 2024.

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

Fiscal Year

We operate using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal years 2023, 2022 and 2021 ended on February 3, 2024, January 28, 2023 and January 29, 2022, respectively. Fiscal year 2023 contained 53 weeks of operation and each of fiscal years 2022 and 2021 contained 52 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, director and officer transition costs, expenses related to the implementation of our cost reduction plan and a one-time legal settlement and related fees and expenses that we do not believe are indicative of our ongoing expenses.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, rising interest rates, tightening of credit markets, and potential disruptions from the ongoing Russia-Ukraine conflict and Israel-Hamas war and pandemics;
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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products, which could significantly affect our operations and financial results. State, local and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, the State of Oregon passed legislation that will, among other things, impose complex permitting and training requirements for the purchases of firearms. As a result, sales of firearms in Oregon may be halted or substantially diminished until such permitting and training programs are developed by the state, which may take a significant amount of time. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. On December 6, 2022, a state court judge in Oregon temporarily blocked the enforcement of such legislation pending trial. The measure is also being challenged in a related case in federal court and is currently on appeal in the U.S. Court of Appeals for the Ninth Circuit. We currently operate eight stores in the State of Oregon.

Opening new stores and acquiring store locations is also an important part of our long-term growth strategy. During fiscal year 2022, we opened 9 new stores, and, during fiscal year 2023, we opened 15 new stores in fiscal year 2023. We currently do not plan to open any new stores during fiscal year 2024. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. During fiscal year 2023, we commenced an effort to reduce our inventory and initiated various strategic promotional efforts as part of this plan. While these efforts decreased our gross margins during fiscal year 2023, the inventory reduction plan progressed as planned. Gross margins in the fourth quarter of fiscal year 2023 were reduced by approximately 500 points compared to the corresponding period of fiscal year 2022. At the end of fiscal year 2023, we completed our inventory reduction plan and, in fiscal year 2024 expect our gross margins to return to rates more inline with historical numbers. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

In response to persistent consumer inflationary pressures and adverse weather conditions in the Western United States during the first half of fiscal year 2023, we implemented a company-wide plan to reduce expenses, with increased focus on financial discipline and rigor throughout the organization. This plan continues as expected and is anticipated to result in a minimum of $25 million in annualized cost savings during fiscal year 2024 when compared to expenses prior to the implementation of our cost reduction plan.

Income from Operations

Income from operations is gross profit less selling, general and administrative expenses. We use income from operations as an indicator of the productivity of our business and our ability to manage selling, general and administrative expenses.

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, director and officer transition costs, expenses related to the implementation of our cost reduction plan and a one-time legal settlement and related fees and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures."

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	70.2	67.1	67.4
Gross profit	29.8	32.9	32.6
Selling, general and administrative expenses	31.7	28.7	26.6
(Loss) income from operations	(1.9)	4.2	6.0
Merger termination payment	-	-	(3.7)
Interest expense	1.0	0.3	0.1
(Loss) income before income taxes	(2.9)	3.9	9.6
Income tax (benefit) expense	(0.7)	1.0	2.4
Net (loss) income	(2.2)%	2.9%	7.2%
Adjusted EBITDA	1.9%	7.0%	8.8%

The following table shows our percentage of net sales by department during the periods presented:

		Fiscal year Ended
		February 3,	January 28,	January 29,
Department	Product Offerings	2024	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.2%	12.5%	13.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.8%	9.3%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	8.9%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.2%	7.3%	6.8%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	54.9%	54.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.5%	7.1%	7.5%
Total		100.0%	100.0%	100.0%

Fiscal Year 2023 Compared to Fiscal Year 2022

Net Sales and Same Store Sales. Net sales decreased by $111.5 million, or 8.0%, to $1,288.0 million in fiscal year 2023 compared to $1,399.5 million in fiscal year 2022. Our net sales decreased primarily from the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across all product categories. Additionally, net sales declined due to extended winter conditions in the Western United States, leading to decreased outdoor participation. These headwinds were partially offset by our opening of 15 new stores in fiscal year 2023 and fiscal year 2023 containing 53 weeks as compared to 52 weeks for fiscal year 2022. Stores that were opened in fiscal year 2023 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $85.3 million to net sales. E-commerce driven sales comprised more than 18% of total sales in fiscal year 2023. Same store sales decreased by 14.4% for fiscal year 2023 compared to fiscal year 2022, primarily as a result of the factors discussed above that impacted net sales. As of February 3, 2024, we had 131 stores included in our same store calculation. As fiscal year 2023 contained 53 weeks of operations, we have excluded net sales during the 53rd week from our calculation of same store sales.

Our Camping, Hunting and Shooting, Apparel, Optics, Electronics and Accessories, Fishing and Footwear departments saw decreases in net sales of $31.6 million, $30.1 million, $17.0 million, $11.5 million, $9.5 million and $8.7 million, respectively, for fiscal year 2023 compared to fiscal year 2022. These decreases were primarily driven by the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across all product categories. Additionally, net sales declined due to extended winter conditions in the Western United States, leading to decreased outdoor participation. These headwinds were partially offset by our opening of 15 new stores in fiscal year 2023 and fiscal year 2023 containing 53 weeks as compared to 52 weeks for fiscal year 2022. Within our Hunting and Shooting department, sales from our firearms category increased by $1.5 million, or 0.5%, for fiscal year 2023 compared to fiscal year 2022. This increase in firearms sales was driven by the opening of new stores and fiscal year 2023 containing 53 weeks as compared to 52 weeks for fiscal year 2022. Within Hunting and Shooting, our ammunition category saw a decrease of $33.5 million, or 14.1%, for fiscal year 2023 compared to fiscal year 2022, which resulted from the drivers of decreased demand and inflationary pressures discussed above partially offset by our opening of new stores and fiscal year 2023 containing 53 weeks as compared to 52 weeks for fiscal year 2022.

With respect to same store sales, our Camping, Apparel, Optics, Electronics and Accessories, Fishing, Footwear and Hunting and Shooting departments saw decreased same store sales of 22.7%, 18.6%, 16.8%, 15.1%, 14.0% and 11.2%, respectively. Firearms and ammunition same store sales, included within our Hunting and Shooting department, decreased by 8.2% and 21.2%, respectively, for fiscal year 2023 compared to fiscal year 2022. As fiscal year 2023 contained 53 weeks of operations, we have excluded net sales during the 53rd week from our calculation of same store sales.

Gross Profit. Gross profit decreased by $76.8 million, or 16.7%, to $383.4 million for fiscal year 2023 from $460.2 million for fiscal year 2022. As a percentage of net sales, gross profit decreased to 29.8% for fiscal year 2023 compared to 32.9% for fiscal year 2022. These decreases were primarily driven by reduced product margins in our ammunition category within our Hunting and Shooting department, lower margins in our Apparel and Footwear departments, resulting from our increased promotional efforts to reduce inventory and decreases in net sales and same store sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6.6 million, or 1.6%, to $408.8 million for fiscal year 2023 from $402.2 million for fiscal year 2022. This increase was primarily due to increases in rent and depreciation expenses of $11.5 million and $7.2 million, driven by the opening of 15 new store locations during fiscal year 2023. We incurred $4.8 million in executive transitional expenses after the retirement of our Chief Executive Officer in April 2023. Additionally, we incurred $1.2 million of severance expenses related to the implementation of our cost reduction plan and $0.7 million related to a one-time legal settlement and related fees and expenses. These increases were partially offset by a decreases of $12.8 million and $4.8 million in payroll and other operating expenses, respectively, driven by our ongoing cost cutting measures and increased operational efficiencies across our retail stores.

On a per store basis, our payroll and other operating expenses were down approximately 16% and 14%, respectively, compared to fiscal year 2022. As a percentage of net sales, selling, general, and administrative expenses increased to 31.7% of net sales during fiscal year 2023 compared to 28.7% of net sales in fiscal year 2022, as a result of the factors discussed above. New store pre-opening expenses increased by $2.1 million to $5.8 million during fiscal year 2023 compared to $3.7 million in fiscal year 2022.

Interest Expense. Interest expense increased by $8.7 million, or 206.8%, to $12.9 million in fiscal year 2023 from $4.2 million for fiscal year 2022. Interest expense increased primarily as a result increased borrowings on our revolving credit facility and higher interest rates for fiscal year 2023 compared to fiscal year 2022.

Income Taxes. We recorded an income tax benefit of $9.2 million for fiscal year 2023 compared to income tax expense of $13.4 million for fiscal year 2022. Our effective tax rate decreased to 24.1% during fiscal year 2023 compared to 24.8% in fiscal year 2022.

Fiscal Year 2022 Compared to Fiscal Year 2021

Net Sales and Same Store Sales. Net sales decreased by $106.6 million, or 7.1%, to $1,399.5 million in fiscal year 2022 compared to $1,506.1 million in fiscal year 2021. Our net sales decreased primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal year 2021 driven by the COVID-19 economic stimulus package (the American Rescue Plan) and social unrest and were impacted by current year consumer inflationary pressures and recessionary concerns. These headwinds were partially offset by our opening of nine new stores since January 29, 2022. Stores that were opened in fiscal year 2022 and stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $86.5 million to net sales. E-commerce driven sales comprised more than 15% of total sales in fiscal year 2022. Same store sales decreased by 12.2% for fiscal year 2022 compared to fiscal year 2021, primarily driven by decreased consumer demand as described above. Same store sales increased by 27.6% during fiscal year 2022 compared to the pre-pandemic fiscal year 2019. As of January 28, 2023, we had 122 stores included in our same store calculation.

Our Apparel department saw an increase of $3.9 million in net sales during fiscal year 2022 compared to fiscal year 2021 primarily due to the opening of nine new stores since January 29, 2022. Our Hunting and Shooting, Fishing, Camping, Optics, Electronics, Accessories and other, and Footwear departments saw decreases in net sales of $47.0 million, $27.0 million, $22.1 million, $17.5 million and $1.1 million, respectively, for fiscal year 2022 compared to fiscal year 2021 primarily due to lower demand across most product categories as we anniversaried the increased demand during the first half of fiscal year 2021 driven by the American Rescue Plan and social unrest and were impacted by current year consumer inflationary pressures and recessionary concerns. Within our Hunting and Shooting department, sales from our ammunition category were relatively flat, with an increase of $0.1 million, in sales of ammunition for fiscal year 2022 compared to fiscal year 2021. This increase in ammunition sales was driven by the opening of new stores. Within Hunting and Shooting, our firearms category saw a decrease of $41.7 million, or 12.2%, for fiscal year 2022 compared to fiscal year 2021, which resulted from decreased demand and inflationary pressures discussed above.

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

Interest Expense. Interest expense increased by $2.8 million, or 204.0%, to $4.2 million in fiscal year 2022 from $1.4 million for fiscal year 2021. Interest expense increased primarily as a result of increased borrowing on our revolving credit facility and higher interest rates for fiscal year 2022 compared to fiscal year 2021.

Other Income. Other income decreased by $55.0 million in fiscal year 2022 from $55.0 million for fiscal year 2021 due to the receipt of a $55.0 million payment in connection with the termination of the Merger Agreement with Great Outdoors Group, LLC in fiscal year 2021.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of February 3, 2024, we had cash and cash equivalents of $3.1 million and working capital, consisting of current assets less current liabilities, of $65.4 million.

Our primary cash requirements are for seasonal working capital needs, capital expenditures related to ongoing operational needs and new system investments. For both the short-term and the long-term, our primary sources of cash are borrowings under our $350.0 million senior secured revolving credit facility, operating cash flows and short and long-term debt financings from other banks and financial institutions. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond.

Material Cash Requirements

Our material cash requirements from known contractual and other obligations are primarily for general operating expenses and other expenses discussed below.

Purchase Obligations. In the ordinary course of business, we enter into arrangements with vendors to purchase merchandise in advance of expected delivery. We or the vendor can generally terminate the purchase orders at any time. These purchase orders do not contain any termination payments or other penalties if cancelled. During 2023, we executed our inventory reduction plan, which resulted in less cash expenditures for merchandise inventory in 2023. While it weighed on our gross margins, moving this inventory progressed as planned reducing our gross margins by approximately 500 basis points during the fourth quarter of fiscal year 2023 when compared to the corresponding period of fiscal year 2022.

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For fiscal year 2024, our expected operating lease payments will be $73.8 million and our total committed lease payments are $468.9 million as of February 3, 2024.

Capital Expenditures. For fiscal year 2023, we incurred approximately $60.3 million in capital expenditures, net of $19.6 million in tenant allowances, primarily related to the construction of new stores and the refurbishment of existing stores during the period. We expect capital expenditures net of tenant allowances, between $20 million and $25 million for fiscal year 2024 primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of February 3, 2024, $135.3 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after February 3, 2024, our interest payments would be approximately $9.4 million for fiscal year 2024 based on the interest rate as of February 3, 2024. See “—Indebtedness” below for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Share Repurchase Authorization. Our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March 31, 2024. We may repurchase shares of our common stock at any time or from time to time, without prior notice, subject to market conditions and other considerations. Our repurchases may be made through Rule 10b5-1 plans, accelerated share repurchase transactions, open market purchases, privately negotiated transactions, tender offers, block purchases or other transactions. We intend to fund repurchases under the repurchase program using cash on hand or available borrowings under our revolving credit facility. We have no obligation to repurchase any shares of our common stock under the share repurchase program and we may modify, suspend or discontinue it at any time. As of February 3, 2024, we had repurchased 7,326,507 shares of our common stock for $67.5 million, utilizing cash on hand and available borrowings under our revolving credit facility. As of February 3, 2024, $7.5 million remained available to us for repurchases of outstanding shares of our common stock pursuant to the share repurchase program.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 3,	January 28,
	2024	2023
	(in thousands)
Cash flows provided by operating activities	$52,266	$46,794
Cash flows used in investing activities	(79,895)	(60,588)
Cash provided by (used in) financing activities	28,381	(40,835)
Cash and cash equivalents at end of period	3,141	2,389

Net cash provided by operating activities was $52.3 million for fiscal year 2023, compared to net cash provided by operating activities of $46.8 million for fiscal year 2022, a change of approximately $5.5 million. The increase in our cash flows provided by operating activities was primarily the result of our inventory reduction plan implemented during 2023, which resulted in reduced inventory levels at the end of fiscal year 2023 compared to the end of fiscal year 2022.

Net cash used in investing activities was $79.9 million for fiscal year 2023 compared to $60.6 million for fiscal year 2022. For fiscal year 2023, we incurred capital expenditures related to the construction of new stores and the refurbishment of existing stores. Our cash flows used in investing activities in fiscal year 2022 primarily related to costs incurred in connection with opening new stores and the refurbishment of existing stores.

Net cash provided by financing activities was $28.4 million for fiscal year 2023 compared to net cash used in financing activities of $40.8 million for fiscal year 2022, a change of approximately $69.2 million. The increase in cash provided by financing activities was primarily driven by our share repurchase of $64.7 million of in fiscal year 2022 compared to only $2.7 million in fiscal year 2023.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $135.3 million outstanding as of February 3, 2024. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). As of February 3, 2024, we had $88.3 million available for borrowing, calculated based upon certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

Borrowings under the revolving credit facility bear interest based on either the base rate or Term SOFR (as defined by the credit agreement governing the revolving credit facility), at our option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the credit agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the revolving credit facility. The weighted average interest rate on the amounts outstanding under the revolving credit facility as of February 3, 2024 and January 28, 2023 was 7.01% and 5.86%, respectively.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of February 3, 2024, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow-moving inventory based on inventory productivity reports and by specific identification of obsolete or slow-moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of February 3, 2024, our cost of sales would have been correspondingly lower or higher by approximately $0.5 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, director and officer transition costs, expenses related to the implementation of our cost reduction plan and a one-time legal settlement and related fees and expenses. Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. Net (loss) income is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022

Net (loss) income (1)	$(28,997)	$40,518	$108,470
Interest expense	12,869	4,195	1,379
Income tax (benefit) expense	(9,209)	13,350	35,769
Depreciation and amortization	39,009	31,776	26,226
Stock-based compensation expense (2)	4,237	4,673	3,328
Acquisition costs (3)	—	—	9,733
Legal expense (4)	687	2,088	—
Cost reduction plan (5)	1,216	—	—
Executive transition costs (6)	4,763	1,329	—
Retention pay (7)	—	—	2,549
Merger termination payment (8)	—	—	(55,000)
Adjusted EBITDA	$24,575	$97,929	$132,454

Net sales	1,287,987	1,399,515	1,506,072
Net (loss) income margin (9)	(2.2)%	2.9%	7.2%
Adjusted EBITDA margin (9)	1.9%	7.0%	8.8%

(1)
Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. For fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022 we incurred $5.8 million, $3.7 million and $4.1 million, respectively, in new store pre-opening expenses.
(2)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under the Sportsman's Warehouse Holdings, Inc. 2019 Performance Incentive Plan and the Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan.
(3)
Expenses incurred related to the proposed merger with Great Outdoors Group, LLC. The merger agreement was terminated in December 2021.
(4)
For fiscal year 2023 represents a one-time legal settlement and related fees and expenses. For fiscal year 2022 an accrued settlement in relation to the closure of one of our stores in 2019.
(5)
Severance expenses paid as part of our cost reduction plan implemented during fiscal year 2023.
(6)
For fiscal year 2023, we incurred $4.8 million in expenses for employee retention bonuses after the retirement of our Chief Executive Officer in April 2023, professional fees for the engagement of a search firm to identify director candidates and candidates for Chief Executive Officer, an executive signing bonus and relocation reimbursement and certain costs related to recruitment for our senior management team. For fiscal year 2022, costs incurred for the recruitment and hiring of various key members of other senior management team members.
(7)
Expense relating to retention bonuses paid to certain senior employees in connection with the termination of the merger agreement with Great Outdoors Group, LLC.
(8)
Represents a one-time $55 million termination payment received in connection with the terminated merger with Great Outdoors Group, LLC.
(9)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility carry floating interest rates that are tied to SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at February 3, 2024, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.4 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sportsman’s Warehouse Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 3, 2024, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023, and the results of its operations and its cash flows for each of the three years in the period ended February 3, 2024, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 4, 2024 expressed an unqualified opinion.

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

Critical audit matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah

April 4, 2024

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

	February 3,	January 28,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$3,141	$2,389
Accounts receivable, net	2,119	2,053
Merchandise inventories	354,710	399,128
Prepaid expenses and other	20,078	22,326
Total current assets	380,048	425,896
Operating lease right of use asset	309,377	268,593
Property and equipment, net	194,452	162,586
Goodwill	1,496	1,496
Deferred tax asset	505	—
Definite lived intangibles, net	327	389
Total assets	$886,205	$858,960

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$56,122	$61,948
Accrued expenses	83,665	99,976
Income taxes payable	126	932
Operating lease liability, current	48,693	45,465
Revolving line of credit	126,043	87,503
Total current liabilities	314,649	295,824
Long-term liabilities:
Deferred income taxes	—	9,544
Operating lease liability, noncurrent	307,000	260,479
Total long-term liabilities	307,000	270,023
Total liabilities	621,649	565,847

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,529 and 37,541 shares issued and outstanding, respectively	375	375
Additional paid-in capital	81,798	79,743
Retained earnings	182,383	212,995
Total stockholders' equity	264,556	293,113
Total liabilities and stockholders' equity	$886,205	$858,960

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Net sales	$1,287,987	$1,399,515	$1,506,072
Cost of goods sold	904,574	939,275	1,015,775
Gross profit	383,413	460,240	490,297

Selling, general and administrative expenses	408,750	402,177	399,678
(Loss) income from operations	(25,337)	58,063	90,619
Other (income) expense:
Merger termination payment	—	—	(55,000)
Interest expense	12,869	4,195	1,380
(Loss) income before income taxes	(38,206)	53,868	144,239
Income tax (benefit) expense	(9,209)	13,350	35,769
Net (loss) income	$(28,997)	$40,518	$108,470
(Loss) income per share:
Basic	$(0.77)	$1.00	$2.47
Diluted	$(0.77)	$1.00	$2.44
Weighted average shares outstanding:
Basic	37,489	40,489	43,827
Diluted	37,489	40,719	44,543

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 30, 2021	43,623	$436	—	$—	—	$—	$89,815	$114,409	$204,660
Vesting of restricted stock units	257	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,289)	—	(2,289)
Stock based compensation	—	—	—	—	—	—	3,328	—	3,328
Net income	—	—	—	—	—	—	—	108,470	108,470
Balance at January 29, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	6,797	(64,748)	—	—	(64,748)
Retirement of treasury stock	(6,797)	(68)	—	—	(6,797)	64,748	(14,278)	(50,402)	—
Vesting of restricted stock units	354	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,393)	—	(2,393)
Issuance of common stock for cash per employee stock purchase plan	104	1	—	—	—	—	893	—	894
Stock based compensation	—	—	—	—	—	—	4,673	—	4,673
Net income	—	—	—	—	—	—	—	40,518	40,518
Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	529	(2,748)	—	—	(2,748)
Retirement of treasury stock	(529)	(5)	—	—	(529)	2,748	(1,128)	(1,615)	—
Vesting of restricted stock units	375	4	—	—	—	—	(4)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,845)	—	(1,845)
Issuance of common stock for cash per employee stock purchase plan	142	1	—	—	—	—	795	—	796
Stock based compensation	—	—	—	—	—	—	4,237	—	4,237
Net (loss)	—	—	—	—	—	—	—	(28,997)	(28,997)
Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Cash flows from operating activities:
Net (loss) income	$(28,997)	$40,518	$108,470
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation of property and equipment	38,947	31,710	26,200
Amortization of deferred financing fees	154	184	251
Amortization of definite lived intangible	62	66	26
Noncash lease expense	17,099	28,582	31,536
Deferred income taxes	(10,049)	3,765	5,345
Stock-based compensation	4,237	4,673	3,328
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(67)	(116)	(1,356)
Operating lease liabilities	(8,134)	(25,336)	(26,479)
Merchandise inventories	44,418	(12,568)	(143,126)
Prepaid expenses and other	2,093	(46)	(7,093)
Accounts payable	1,786	(1,509)	(20,382)
Accrued expenses	(8,477)	(14,561)	(2,929)
Income taxes payable and receivable	(806)	(8,568)	4,583
Net cash provided by (used in) operating activities	52,266	46,794	(21,626)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(79,895)	(63,511)	(53,452)
Proceeds from sale-leaseback transactions	—	2,923	—
Net cash used in investing activities	(79,895)	(60,588)	(53,452)
Cash flows from financing activities:
Net borrowings on line of credit	38,540	21,449	66,054
Increase (Decrease) in book overdraft, net	(6,362)	4,471	2,806
Proceeds from issuance of common stock per employee stock purchase plan	796	894	—
Payment of withholdings on restricted stock units	(1,845)	(2,393)	(2,289)
Payments to acquire treasury stock	(2,748)	(64,748)	—
Payment of deferred financing costs	—	(508)	—
Net cash provided by (used in) financing activities	28,381	(40,835)	66,571
Net change in cash and cash equivalents	752	(54,629)	(8,507)
Cash and cash equivalents at beginning of period	2,389	57,018	65,525
Cash and cash equivalents at end of period	$3,141	$2,389	$57,018

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$12,092	$3,396	$1,380
Income taxes, net of refunds	1,646	18,154	25,841

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$58,000	$54,243	$39,437
Purchases of property and equipment included in accounts payable and accrued expenses	$334	$9,416	$3,821

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of February 3, 2024, the Company operated 146 stores in 32 states.

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

Fiscal Year

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal year 2023 ended February 3, 2024 and contained 53 weeks of operations. Fiscal year 2022 ended January 28, 2023 and contained 52 weeks of operations. Fiscal year 2021 ended January 29, 2022 and contained 52 weeks of operations.

Seasonality

The Company’s business is generally seasonal, with a moderately higher portion of total sales occurring during the third and fourth quarters of the fiscal year.

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

In accordance with the terms of a financing agreement (Note 7), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At February 3, 2024 and January 28, 2023, the combined balance in these accounts was $9,230 and $9,389, respectively. Accordingly, for fiscal year 2023 and fiscal year 2022 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 3, 2024 and January 28, 2023, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for credit losses based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At February 3, 2024 and January 28, 2023, the Company had no allowance for credit losses.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $8,827 and $9,436 at February 3, 2024 and January 28, 2023, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. There were no impairment charges relating to long-lived assets that were recorded during the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables, right of return assets, and miscellaneous deposits.

Leases

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has operating leases for the Company’s retail stores, distribution center, and corporate office. Operating leases are included in operating lease ROU assets and operating lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the Company's incremental borrowing rate (“IBR”) and then recording accretion over the lease term using the effective interest method. Operating lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Operating lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

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

See Note 5 for further discussion on leases.

Revenue Recognition

Revenue recognition accounting policy

The Company operates solely as an outdoor retailer, which includes both retail stores and an e-commerce platform, that offers a broad range of products in the United States and online. Generally, all revenues are recognized when control of the promised goods is transferred to customers, in an amount that reflects the consideration in exchange for those goods. Accordingly, the Company implicitly enters into a contract with customers to deliver merchandise inventory at the point of sale. Collectability is reasonably assured since the Company only extends immaterial credit for purchases to certain municipalities.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Right of return assets, which are included in prepaid expenses and other	$1,659	$1,951
Estimated gift card contract liability, net of breakage	(30,541)	(29,174)
Estimated loyalty contract liability, net of breakage	(4,340)	(5,383)
Sales return liabilities, which are included in accrued expenses	(2,476)	(2,912)

For the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company recognized $1,655, $1,573, and $1,606 in gift card breakage, respectively. For the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company recognized $3,125, $3,126, and $5,769, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended February 3, 2024 were recorded in cash provided by operating activities. For the fiscal years ended February 3, 2024, January 28, 2023 and January 29, 2022 the Company recognized $19,647, $20,656, and $17,167 of revenue related to the beginning contract liability from the previous year.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, was approximately:

		Fiscal year Ended
		February 3,	January 28,	January 29,
Department	Product Offerings	2024	2023	2022
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.2%	12.5%	13.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.8%	9.3%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.9%	8.9%	10.0%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	7.2%	7.3%	6.8%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	54.9%	54.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.5%	7.1%	7.5%
Total		100.0%	100.0%	100.0%

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

Health Insurance

The Company maintains for its employees a partially self-funded health insurance plan. The Company maintains stop-loss insurance through an insurance company with a $150 per person deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of February 3, 2024, and January 28, 2023, the Company estimated the IBNR for this plan to be $1,357 and $1,603, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of February 3, 2024, and January 28, 2023, the Company estimated the IBNR for this plan to be $1,450 and $1,297, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, net advertising expenses totaled $20,883, $23,816, and $20,537, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

Fair Value of Financial Instruments

As of February 3, 2024, and January 28, 2023, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022.

Share Retirement

The Company periodically repurchases and retires stock through a board authorized repurchase program. When shares are retired as part of this program the repurchased shares are returned to a status of authorized but unissued. The Company’s policy to account for the retired shares is to allocate the excess of the repurchase price over the par value of shares acquired to Additional Paid in Capital ("APIC") and Retained Earnings. The portion allocated to APIC is determined by dividing the number of retired shares by the number of shares issued as of the retirement date. This ratio is applied to the balance of APIC as of the retirement date. Any remaining amount of the excess of the repurchase price over the par value not allocated to APIC reduces Retained Earnings.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

(3) Property and Equipment

Property and equipment consisted of the following as of February 3, 2024 and January 28, 2023:

	February 3,	January 28,
	2024	2023
Furniture, fixtures, and equipment	$170,713	$138,004
Leasehold improvements	226,787	170,494
Construction in progress	1,367	20,875
Total property and equipment, gross	398,867	329,373
Less accumulated depreciation and amortization	(204,415)	(166,787)
Total property and equipment, net	$194,452	$162,586

Depreciation expense was $38,947, $31,710, and $26,200, for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

(4) Definite Lived Intangible Assets

Definite lived intangible assets consisted of the following as of February 3, 2024 and January 28, 2023:

	February 3, 2024
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(181)	269
Intellectual Property	8 years	100	(42)	58
Total		$550	(223)	327

	January 28, 2023
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(132)	318
Intellectual Property	8 years	100	(29)	71
Total		$550	(161)	389

Amortization expense for definite lived intangible asset was $62, $66, and $26, for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

(5) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

In the fiscal year ended February 3, 2024, the Company recorded a non-cash increase of $58,000, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company has certain retail locations at which the leases provide for variable payments for common area maintenance, property taxes, insurance and rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. The Company recognizes variable lease expense for these leases in the period incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Operating lease expense	$66,213	$58,562	$56,293
Variable lease expense	22,632	18,740	17,252
Short-term lease expense	1,194	1,200	1,325
Total lease expense	$90,039	$78,502	$74,870

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Operating cash flows from operating leases	$(69,972)	$(63,783)	$(59,502)
Cash paid for lease liabilities - operating leases	(69,972)	(63,783)	(59,502)

	As of February 3,	As of January 28,	As of January 29,
	2024	2023	2022
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$58,000	$54,243	$39,437
Terminated right-of-use assets and liabilities	—	—	—
Weighted-average remaining lease term - operating leases	5.85	5.75	5.83
Weighted-average discount rate - operating leases	7.72%	7.96%	8.29%

In accordance with ASC 842, maturities of operating lease liabilities as of February 3, 2024 were as follows:

Operating
Fiscal Year Endings:	Leases
2024	$73,828
2025	69,327
2026	64,555
2027	57,027
2028	50,015
Thereafter	154,173
Undiscounted cash flows	$468,925
Reconciliation of lease liabilities:
Present values	$355,693
Lease liabilities - current	48,693
Lease liabilities - noncurrent	307,000
Lease liabilities - total	$355,693
Difference between undiscounted and discounted cash flows	$113,232

The Company has excluded in the table above approximately $13.8 million of leases (undiscounted basis) that were entered into as of April 4, 2024. These leases will commence in 2025 with lease terms of 10 years.

(6) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at February 3, 2024 and January 28, 2023:

	February 3, 2024	January 28, 2023
Book overdraft	$14,361	$20,723
Unearned revenue	38,044	41,203
Accrued payroll and related expenses	10,507	15,820
Sales and use tax payable	5,170	5,896
Accrued construction costs	—	1,469
Other	15,583	14,865
Total accrued expenses	$83,665	$99,976

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

As of February 3, 2024, and January 28, 2023, the Company had $135,272 and $96,892, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $9,230 and $9,389 as of February 3, 2024 and January 28, 2023, respectively. As of February 3, 2024, the Company had $88.3 million available for borrowing, calculated based upon certain borrowing base restrictions, and stand-by commercial letters of credit of $2,012 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the revolving credit facility as of February 3, 2024 and January 28, 2023 was 7.01% and 5.86%, respectively.

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

As of February 3, 2024 and January 28, 2023, the Credit Agreement had $503 and $657, respectively in outstanding deferred financing fees. During fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the Company recognized $154, $184 and $251, respectively, of non-cash interest expense in relation to the amortization of deferred financing fees.

As of February 3, 2024, January 28, 2023, and January 29, 2022, gross borrowings under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,458,076, $1,558,928, and $1,731,998, respectively. As of February 3, 2024, January 28, 2023, and January 29, 2022, gross paydowns under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,432,841, $1,543,677, and $1,656,140, respectively.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of February 3, 2024, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Sale-Leaseback Transactions

During the fiscal year ended February 3, 2024, the Company did not complete any sale-leaseback transactions. In fiscal year 2022 the Company completed two sale-leaseback transactions the buildings associated to new store locations. For the sale-leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment. The total value of tenant allowances received under these transactions during fiscal year 2022 was $2,923. The Company did not have any sale-leaseback transactions during fiscal years 2021.

(9) Common Stock

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

The following table sets forth the computation of basic and diluted earnings per common share:

	Fiscal Year Ended
	February 3,	January 28,	January 29,
	2024	2023	2022
Net (loss) income	$(28,997)	$40,518	$108,470
Weighted-average shares of common stock outstanding:
Basic	37,489	40,489	43,827
Dilutive effect of common stock equivalents	—	230	716
Diluted	37,489	40,719	44,543
Basic (loss) earnings per share	$(0.77)	$1.00	$2.47
Diluted (loss) earnings per share	$(0.77)	$1.00	$2.44
Restricted stock units considered anti-dilutive and excluded in the calculation	354	244	38

(11) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $4,237, $4,673, and $3,328, during fiscal years 2023, 2022, and 2021, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of operations. As of February 3, 2024, and January 28, 2023, the Company had $5,985 and $7,537, respectively, remaining in unrecognized compensation costs, respectively.

Employee Stock Plans

As of February 3, 2024, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 2,113. As of February 3, 2024, there were 758 awards outstanding under the 2019 Plan. All shares granted during fiscal year 2023 were newly issued shares. All subsequent awards were, and all future awards are expected to be, granted under the 2019 Plan.

Inducement Plan

On September 21, 2023, the Company's Board of Directors adopted and approved the Sportsman’s Warehouse Holdings, Inc. Inducement Plan (the “Inducement Plan”) to reserve 1,000 shares of the Company’s common stock to be used exclusively for grants of awards to individuals that were not previously employees or directors of the Company (or following a bona fide period of non-employment) as an inducement material to the individual's entering into employment with the Company in accordance with Nasdaq Marketplace Rule 5635(c)(4). The Inducement Plan provides for the grant of options, stock appreciation rights, restricted stock, stock bonuses, stock units, restricted stock units, performance stock, deferred shares, phantom stock, dividend equivalent rights and other cash or share-based awards. Awards granted under the Inducement Plan must be approved by either a majority of the Company’s independent directors or the compensation committee of the Company’s Board of Directors. As of February 3, 2024, the number of shares available for awards under the Inducement Plan was 670. As of February 3, 2024, there were 330 unvested stock awards outstanding under the Inducement Plan.

Nonvested Performance-Based Stock Awards

During fiscal year 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(98)	10.94
Vested	(221)	6.20
Balance at February 3, 2024	30	$9.03

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	487	$5.13
Grants	188	10.88
Forfeitures	(194)	7.95
Vested	(168)	3.49
Balance at January 28, 2023	313	$7.72

Nonvested Stock Unit Awards

During the fiscal year 2023, the Company issued 1,219 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $6.34 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	1,219	6.34
Forfeitures	(449)	10.22
Vested	(433)	10.07
Balance at February 3, 2024	1,058	$7.13

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 29, 2022	929	$11.56
Grants	444	10.77
Forfeitures	(226)	11.15
Vested	(426)	9.94
Balance at January 28, 2023	721	$12.16

As of February 3, 2024, and January 28, 2023, the weighted average grant date fair value of the outstanding shares was $7.13 and $12.16, respectively.

(12) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 800 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2023, 2022, and 2021 was $214, $240, and $35, respectively.

(13) Income Taxes

For the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, the income tax provision consisted of the following:

	February 3,	January 28,	January 29,
	2024	2023	2022
Current:
Federal	$203	$6,853	$23,107
State	643	2,737	7,312
Total current	846	9,590	30,419
Deferred:
Federal	(8,251)	3,602	5,133
State	(1,804)	158	217
Total deferred	(10,055)	3,760	5,350
Total income tax provision	$(9,209)	$13,350	$35,769

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 3,	January 28,	January 29,
	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	4.1	4.1	4.1
Permanent items	(2.4)	1.1	0.1
Tax Credits	2.4	(1.7)	(0.6)
Other items	(1.0)	0.3	0.2
Effective income tax rate	24.1%	24.8%	24.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 3, 2024 and January 28, 2023, respectively, are presented below:

	February 3,	January 28,
	2024	2023
Deferred tax assets:
Accrued liabilities	$555	$928
Operating lease liability	89,279	76,792
Gift card liability	2,622	1,992
Goodwill	507	589
Intangible asset	635	781
Inventories	3,322	3,109
Sales return reserve	205	241
Stock-based compensation	778	993
Tax credits	791	—
Net operating losses	15,474	—
Loyalty program	1,089	1,351
Total gross deferred tax assets	$115,257	$86,776
Deferred tax liabilities:
Depreciation	$(35,872)	$(27,742)
ROU asset	(77,654)	(67,417)
Prepaid expenses	(1,226)	(1,161)
Total gross deferred tax liabilities	(114,752)	(96,320)
Net deferred tax asset	$505	$(9,544)

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

Management evaluates the realizability of the deferred tax assets and the need for additional valuation allowances quarterly. At February 3, 2024, based on current facts and circumstances, management believes that it is more likely than not that the Company will realize benefit for its deferred tax assets.

As of February 3, 2024, the Company had no unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal and state tax years that remain subject to examination are periods ended January 30, 2021 through January 28, 2023.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of operations. No interest or penalties were accrued for fiscal years 2023, 2022 or 2021.

(14) Commitments and Contingencies

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

On January 22, 2024, Jon Kogut filed a putative class action lawsuit against the Company and the members of its Board of Directors in the Delaware Court of Chancery (the “2024 Delaware Litigation”). The lawsuit asserts claims on behalf of a putative class comprised of all stockholders other than defendants and any current directors or officers of the Company and is captioned Kogut v. Bejar, et al., C.A. No. 2024-0055-MTZ (Del. Ch.). In his complaint, Mr. Kogut contends that certain provisions in the Company’s advance notice bylaws (the “Challenged Provisions”) are invalid and void and that the members of the Board have breached their fiduciary duty of loyalty by adopting and maintaining the Challenged Provisions. In addition to seeking declaratory, equitable, and injunctive relief, Mr. Kogut seeks an award of attorneys’ fees and other costs and expenses on behalf of the putative class.

(15) Retirement Plan

The Company sponsors a profit-sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors (the “Board”), the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $1,706, $1,343, and $1,974, for the fiscal years ended February 3, 2024, January 28, 2023, and January 29, 2022, respectively.

(16) Terminated Merger with Great Outdoors Group, LLC

On December 2, 2021, Sportsman’s Warehouse, Great Outdoors Group, LLC and Phoenix Merger Sub I, Inc. (“Merger Subsidiary”) entered into a Termination Agreement (the “Termination Agreement”) under which the parties agreed to terminate the merger agreement, dated December 21, 2020, among the same parties (the “merger Agreement”), effective immediately. Pursuant to the terms and conditions set forth in the Merger Agreement, Merger Subsidiary would have been merged with and into Sportsman’s Warehouse, with Sportsman’s Warehouse continuing as the surviving corporation in the Merger and a wholly-owned subsidiary of Great Outdoors Group, LLC (the “Merger”). The decision to terminate the Merger Agreement followed feedback from the Federal Trade Commission (“FTC”) that led the parties to believe that they would not have obtained FTC clearance to consummate the Merger. Under the Termination Agreement, Great Outdoors Group, LLC agreed to pay us the Parent Termination Fee (as defined in the Merger Agreement) of $55.0 million by wire transfer of immediately available funds concurrently with the execution of the Termination Agreement. The Company received the $55.0 million payment on December 2, 2021 included in other income (expense) in the consolidated statements of operations.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 3, 2024.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 3, 2024, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of February 3, 2024.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of February 3, 2024 appears in item 4 below.

3.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended February 3, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sportsman’s Warehouse Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 3, 2024, and our report dated April 4, 2024 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Salt Lake City, Utah

April 4, 2024

ITEM 9B. OTHER INFORMATION

On April 1, 2024, our Compensation Committee approved a cash-based long-term incentive program (the “Cash LTIP”) pursuant to which each of our executive officers and two other officers were granted the right to earn between 0% and 200% of a specified target cash award. The ultimate payout (if any) with respect to the award will be based on our Adjusted EBITDA Margin and Leverage Ratio (each as defined in the Cash LTIP) for fiscal years 2024, 2025, and 2026, with one-third of the target award corresponding to each of those three performance periods. Performance-based vesting of the one-third of the total target award that corresponds to each fiscal year’s performance period will be determined based as follows: (a) 50% of that portion of the target award will become eligible to vest based on our Adjusted EBITDA Margin for each of fiscal years 2024, 2025 or 2026, and (b) 50% of that portion of the target award will become eligible to vest based on our Leverage Ratio for each of fiscal years 2024, 2025 or 2026. Each year’s performance will be determined independently. No cash award will be paid with respect to any of the performance periods until the third anniversary of the date of grant, and the executive must remain in our service through that anniversary date in order to receive any payment under the Cash LTIP.

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2024 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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
1.
Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets – February 3, 2024 and January 28, 2023
•
Consolidated Statements of Operations– Years ended February 3, 2024, January 28, 2023, and January 29, 2022
•
Consolidated Statements of Stockholders’ Equity – Years ended February 3, 2024, January 28, 2023, and January 29, 2022
•
Consolidated Statements of Cash Flows – Years ended February 3, 2024, January 28, 2023, and January 29, 2022
•
Notes to Consolidated Financial Statements
2.
Exhibits: See Item 15(b) below.

(b)
Exhibits

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on June 8, 2023).

3.2	Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024.

4.1

Form of Specimen Common Stock Certificate of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.1 to Amendment No. 1 to the Company’s Registration Statement on Form S-1 filed on March 24, 2014).

4.2+	Description of Capital Stock of Sportsman’s Warehouse Holdings, Inc.

10.1

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

10.3

Guaranty, dated as of May 23, 2018, by and among Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.4

Security Agreement, dated as of May 23, 2018, by and among Sportsman’s Warehouse, Inc., Minnesota Merchandising Corp., Sportsman’s Warehouse Southwest, Inc. and Pacific Flyway, LLC, as Borrowers, and Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC,

Exhibit Number	Description

as Collateral Agent (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.5	Sportsman’s Warehouse Holdings, Inc. 2019 Performance Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on August 30, 2019).

10.6	Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 28, 2015).

10.7*	Form of Director Restricted Stock Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 9, 2020).

10.8*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.9*

Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2020-2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.10*+	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2023).

10.11*+	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2024).

10.12*	Form of Director Restricted Stock Unit Award Agreement (Deferred Settlement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 7, 2023).

10.13*+	Cash Long-Term Incentive Plan.

10.14*

Form of Restricted Unit Award Agreement (CEO) under the Sportsman's Warehouse Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 7, 2023).

10.15*

Form of Restricted Stock Unit Award Agreement (VP and Above) under the Sportsman’s Warehouse

Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly

Report on Form 10-Q filed on December 7, 2023).

10.16*	Sportsman’s Warehouse Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2023).

10.17*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.18*

Employment Agreement, dated September 22, 2023, between Sportsman’s Warehouse Holdings, Inc. and Paul Stone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2023).

10.19*

Employee Confidential Information and Inventions Assignment Agreement, dated September 22, 2023,

between Sportsman’s Warehouse Holdings, Inc. and Paul Stone (incorporated by reference to Exhibit

10.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2023).

Exhibit Number	Description

10.20*

Severance Agreement, dated September 26, 2021, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.21*

Sportsman’s Warehouse Holdings, Inc. Directors’ Compensation Policy (as amended March 14, 2023, effective June 7, 2023) (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 31, 2023).

10.22

Sportsman's Warehouse Holdings, Inc. Non-Employee Directors’ Compensation Policy (as amended August 23, 2023, effective August 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of Grant Thornton LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*+	Incentive Compensations Recoupment Policy

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024, formatted in Inline XBRL (included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement

+ Filed herewith

*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: April 4, 2024	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Paul Stone	President, Chief Executive	April 4, 2024
Paul Stone	Officer and Director
(Principal Executive Officer)

/s/Jeff White	Chief Financial Officer and Secretary	April 4, 2024
Jeff White	(Principal Financial and
Accounting Officer)

/s/Richard McBee	Director	April 4, 2024
Richard McBee

/s/Steven R. Becker	Director	April 4, 2024
Steven R. Becker

/s/Martha Bejar	Director	April 4, 2024
Martha Bejar

/s/Gregory P. Hickey	Director	April 4, 2024
Gregory P. Hickey

/s/Erica Fortune	Director	April 4, 2024
Erica Fortune

/s/Nancy A. Walsh	Director	April 4, 2024
Nancy A. Walsh

/s/Philip C. Williamson	Director	April 4, 2024
Philip C. Williamson

/s/Steven W. Sansom	Director	April 4, 2024
Steven W. Sansom