Form 10-Q
period 2024-05-04
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2024-06-05
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 4, 2024

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of May 31, 2024 was 37,747,635.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our first fiscal quarters ended May 4, 2024 and April 29, 2023 both consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2024 and the first quarter of fiscal year 2023, respectively. Fiscal year 2024 contains 52 weeks of operations and will end on February 1, 2025. Fiscal year 2023 contained 53 weeks of operations and ended on February 3, 2024.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2024” refer to our fiscal year ending February 1, 2025; (ii) “fiscal year 2023” refer to our fiscal year ended February 3, 2024; and (iii) “fiscal year 2022” refer to our fiscal year ended January 28, 2023.

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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I., Item 1A., Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (our “Fiscal 2023 Form 10-K”) and “Part I., Item 2., Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	May 4,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$2,168	$3,141
Accounts receivable, net	2,102	2,119
Merchandise inventories	391,643	354,710
Prepaid expenses and other	19,200	20,078
Total current assets	415,113	380,048
Operating lease right of use asset	319,636	309,377
Property and equipment, net	187,848	194,452
Goodwill	1,496	1,496
Deferred tax asset	5,972	505
Definite lived intangibles, net	312	327
Total assets	$930,377	$886,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$70,056	$56,122
Accrued expenses	84,444	83,665
Income taxes payable	68	126
Operating lease liability, current	49,351	48,693
Revolving line of credit	164,035	126,043
Total current liabilities	367,954	314,649
Long-term liabilities:
Operating lease liability, noncurrent	314,891	307,000
Total long-term liabilities	314,891	307,000
Total liabilities	682,845	621,649

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,632 and 37,529 shares issued and outstanding, respectively	376	375
Additional paid-in capital	82,839	81,798
Accumulated earnings	164,317	182,383
Total stockholders' equity	247,532	264,556
Total liabilities and stockholders' equity	$930,377	$886,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Net sales	$244,240	$267,529
Cost of goods sold	170,454	187,485
Gross profit	73,786	80,044

Selling, general, and administrative expenses	94,413	99,003
Income (loss) from operations	(20,627)	(18,959)
Interest expense	2,908	2,047
(Loss) income before income taxes	(23,535)	(21,006)
Income tax expense (benefit)	(5,469)	(5,367)
Net (loss) income	$(18,066)	$(15,639)
(Loss) earnings per share:
Basic	$(0.48)	$(0.42)
Diluted	$(0.48)	$(0.42)
Weighted average shares outstanding:
Basic	37,567	37,610
Diluted	37,567	37,610

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended May 4, 2024 and April 29, 2023
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	98	(696)	—	—	(598)
Retirement of treasury stock	(98)	(1)			(98)	696	(205)	(490)	(98)
Vesting of restricted stock units	243	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,445)	—	(1,445)
Stock-based compensation	—	—	—	—	—	—	1,250	—	1,250
Net income	—	—	—	—	—	—	—	(15,639)	(15,639)
Balance at April 29, 2023	37,686	$377	—	$—	—	$—	$79,340	$196,866	$276,583

Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	149	1	—	—	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(46)	—	—	—	—	—	(132)	—	(132)
Stock-based compensation	—	—	—	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	—	—	—	(18,066)	(18,066)
Balance at May 4, 2024	37,632	$376	—	$—	—	$—	$82,839	$164,317	$247,532

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(18,066)	$(15,639)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	10,377	8,767
Amortization of deferred financing fees	38	38
Amortization of definite lived intangible	15	15
Loss on asset dispositions	16	—
Noncash lease expense	(3,187)	3,548
Deferred income taxes	(5,467)	(1,050)
Stock-based compensation	1,174	1,250
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	18	(363)
Operating lease liabilities	1,477	(540)
Merchandise inventories	(36,933)	(70,361)
Prepaid expenses and other	839	786
Accounts payable	13,756	50,172
Accrued expenses	1,351	(9,176)
Income taxes payable and receivable	(58)	(4,432)
Net cash used in operating activities	(34,650)	(36,985)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(3,312)	(22,757)
Proceeds from sale of property and equipment	24	—
Net cash used in investing activities	(3,288)	(22,757)
Cash flows from financing activities:
Net borrowings on line of credit	37,992	62,747
Decrease in book overdraft	(895)	(213)
Payments to acquire treasury stock	—	(696)
Payment of withholdings on restricted stock units	(132)	(1,445)
Net cash provided by financing activities	36,965	60,393
Net change in cash and cash equivalents	(973)	651
Cash and cash equivalents at beginning of period	3,141	2,389
Cash and cash equivalents at end of period	$2,168	$3,040

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,688	$1,776
Income taxes, net of refunds	56	115

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$7,052	$37,888
Purchases of property and equipment included in accounts payable and accrued expenses	$834	$9,809

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 4, 2024, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 3, 2024 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company's condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 4, 2024 are not necessarily indicative of the results to be obtained for the fiscal year ending February 1, 2025. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on April 4, 2024 (the “Fiscal 2023 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2023 Form 10-K. The Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 4, 2024 and February 3, 2024:

	May 4, 2024	February 3, 2024
Right of return assets, which are included in prepaid expenses and other	$1,590	$1,659
Estimated gift card contract liability, net of breakage	(28,427)	(30,541)
Estimated loyalty contract liability, net of breakage	(4,448)	(4,340)
Sales return liabilities, which are included in accrued expenses	(2,373)	(2,476)

During the 13 weeks ended May 4, 2024, the Company recognized approximately $407 in gift card breakage and approximately $437 in loyalty reward breakage. During the 13 weeks ended April 29, 2023, the Company recognized approximately $440 in gift card breakage and approximately $938 in loyalty reward breakage. During the 13 weeks ended May 4, 2024, the Company recognized revenue of $8,977 relating to contract liabilities that existed at February 3, 2024.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 weeks ended May 4, 2024 and April 29, 2023, was approximately:

		Thirteen Weeks Ended
		May 4,	April 29,
Department	Product Offerings	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	9.2%	8.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.6%	7.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1%	9.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	6.7%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.9%	63.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.0%	5.1%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of May 4, 2024 and February 3, 2024:

	May 4,	February 3,
	2024	2024
Furniture, fixtures, and equipment	$173,203	$170,713
Leasehold improvements	228,175	226,787
Construction in progress	1,249	1,367
Total property and equipment, gross	402,627	398,867
Less accumulated depreciation and amortization	(214,779)	(204,415)
Total property and equipment, net	$187,848	$194,452

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 4, 2024 and February 3, 2024:

	May 4,	February 3,
	2024	2024
Book overdraft	$13,466	$14,361
Unearned revenue	36,022	38,044
Accrued payroll and related expenses	12,651	10,507
Sales and use tax payable	6,386	5,170
Accrued construction costs	322	—
Other	15,597	15,583
Total accrued expenses	$84,444	$83,665

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

During the 13 weeks ended May 4, 2024, the Company recorded a non-cash increase of $7,052 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Operating lease expense	$17,036	$15,588
Variable lease expense	6,228	5,493
Short-term lease expense	134	261
Total lease expense	$23,398	$21,342

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Operating cash flows from operating leases	$(18,518)	$(16,826)

	As of May 4,	As of April 29,
	2024	2023
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$7,052	$37,888
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	6.00	5.83
Weighted-average discount rate - operating leases	7.68%	7.80%

In accordance with ASC 842, maturities of operating lease liabilities as of May 4, 2024 were as follows:

Operating
Fiscal Year Ending:	Leases
2024 (remainder)	$56,112
2025	71,875
2026	67,508
2027	60,421
2028	53,408
Thereafter	168,269

Undiscounted cash flows	$477,593
Reconciliation of lease liabilities:
Present values	$364,242
Lease liabilities - current	49,351
Lease liabilities - noncurrent	314,891
Lease liabilities - total	$364,242
Difference between undiscounted and discounted cash flows	$113,351

The Company has excluded in the table above approximately $13.8 million of leases (undiscounted basis) that were entered into as of June 5, 2024. These leases will commence in 2025 with lease terms of up to 12 years.

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

As of May 4, 2024 and February 3, 2024, the Company had $176,149 and $135,272, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $12,114 and $9,230 as of May 4, 2024 and February 3, 2024, respectively. As of May 4, 2024, the Company had $78,585 available for borrowing, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,012 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the revolving credit facility as of May 4, 2024 and February 3, 2024 was 6.72% and 7.01%, respectively.

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

As of May 4, 2024 and February 3, 2024, the Credit Agreement had $465 and $503, respectively, in outstanding deferred financing fees. During the 13 weeks ended May 4, 2024, the Company recognized $38 of non-cash interest expense with respect to the amortization of deferred financing fees. During the 13 weeks ended April 29, 2023, the Company recognized $38 of non-cash interest expense with respect to the amortization of deferred financing fees.

During the 13 weeks ended May 4, 2024, gross borrowings under the Revolving Line of Credit were $307,715. During the 13 weeks ended April 29, 2023, gross borrowing under the Company’s revolving line of credit were $357,346. During the 13 weeks ended May 4, 2024, gross paydowns under the Revolving Line of Credit were $269,595. During the 13 weeks ended April 29, 2023, gross paydowns under the Company’s Revolving Line of Credit were $293,798.

Restricted Net Assets

The provisions of the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 4, 2024, from being used to pay any dividends without prior written consent from the financial institutions party to the Revolving Line of Credit.

(8) Income Taxes

The Company recognized income tax benefit of $5,469 and $5,367, respectively, in the 13 weeks ended May 4, 2024 and April 29, 2023. The Company’s effective tax rate during the 13 weeks ended May 4, 2024 and April 29, 2023 was 23.2% and 25.5%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(9) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Net (loss) income	$(18,066)	$(15,639)
Weighted average shares of common stock outstanding:
Basic	37,567	37,610
Dilutive effect of common stock equivalents	—	—
Diluted	37,567	37,610
Basic (loss) earnings per share	$(0.48)	$(0.42)
Diluted (loss) earnings per share	$(0.48)	$(0.42)
Restricted stock units considered anti-dilutive and excluded in the calculation	635	238

Repurchase Program

On March 24, 2022 the Company announced that its Board of Directors had authorized a share repurchase program (the “Repurchase Program”) to allow for the repurchase of up to $75.0 million of outstanding shares of the Company’s common stock, $0.01 par value per share, commencing on March 31, 2022. On March 15, 2023, the Company's Board of Directors extended the term of the Repurchase Program through March 31, 2024. During the 13 weeks ended May 4, 2024, the Company did not repurchase any shares of its common stock.

(10) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 4, 2024, the Company recognized total stock-based compensation expense of $1,174. During the 13 weeks ended April 29, 2023, the Company recognized total stock-based compensation expense of $1,250. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 4, 2024, the number of shares available for awards under the 2019 Performance Incentive Plan (the “2019 Plan”) was 349. As of May 4, 2024, there were 2,383 unvested stock awards outstanding under the 2019 Plan.

Inducement Plan

As of May 4, 2024, the number of shares available for awards under the Inducement Plan was 545. As of May 4, 2024, there were 455 unvested stock awards outstanding under the Inducement Plan.

Employee Stock Purchase Plan

The Company also maintains an Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 800 shares of common stock were authorized. During the 13 weeks ended May 4, 2024, no shares were issued under the ESPP and, as of May 4, 2024, the number of shares available for issuance was 128.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 4, 2024, the Company issued 874 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.09 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving a fiscal year 2024 performance target for earnings before interest, taxes, depreciation and amortization expenses. If a minimum threshold performance target is not achieved, no shares will vest. The maximum number of shares subject to the award is 874. Following the end of the performance period for fiscal year 2024, the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

During the 13 weeks ended April 29, 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	—	—
Vested	—	—
Balance at May 4, 2024	904	$3.29

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(64)	11.28
Vested	(221)	6.20
Balance at April 29, 2023	64	$9.67

Nonvested Stock Unit Awards

During the 13 weeks ended May 4, 2024, the Company issued 1,087 nonvested stock units to employees of the Company at an average value of $3.10 per share. The shares vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

During the 13 weeks ended April 29, 2023, the Company issued 522 nonvested stock units to employees of the Company at an average value of $8.20 per share. The shares vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,087	3.10
Forfeitures	(27)	9.46
Vested	(184)	8.42
Balance at May 4, 2024	1,934	$4.69

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	522	8.20
Forfeitures	(91)	12.55
Vested	(209)	10.64
Balance at April 29, 2023	943	$9.59

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I., Item 1A. of our Fiscal 2023 Form 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I. of this 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected or achieved for any future period.

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, rising interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict and the Israel-Hamas war. Our results may also be impacted by the upcoming presidential election this year. In fiscal year 2023 and continuing into the first quarter of fiscal year 2024 our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we have taken steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings. We currently do not plan to open any new stores during fiscal year 2024.

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

Opening new stores and acquiring store locations is also an important part of our long-term growth strategy. During fiscal year 2023, we opened 15 new stores. We currently do not plan to open any new stores during fiscal year 2024. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. During fiscal year 2023, we commenced an effort to reduce our inventory and initiated various strategic promotional efforts as part of this plan, which impacted our gross margins during fiscal year 2023. At the end of fiscal year 2023, we completed our inventory reduction plan. During the first quarter of fiscal year 2024 our gross margins have begun to return to rates more in line with historical numbers. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus interest expense (benefit), income tax expense (benefit), depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.8	70.1
Gross profit	30.2	29.9
Selling, general, and administrative expenses	38.6	37.0
Income (loss) from operations	(8.4)	(7.1)
Interest expense	1.2	0.8
(Loss) income before income taxes	(9.6)	(7.9)
Income tax expense (benefit)	(2.2)	(2.0)
Net (loss) income	(7.4)%	(5.9)%
Adjusted EBITDA	(3.6)%	(2.9)%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended
		May 4,	April 29,
Department	Product Offerings	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	9.2%	8.9%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.6%	7.0%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.1%	9.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	6.7%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.9%	63.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.0%	5.1%
Total		100.0%	100.0%

Thirteen Weeks Ended May 4, 2024 Compared to Thirteen Weeks Ended April 29, 2023

Net Sales and Same Store Sales. Net sales decreased by $23.3 million, or 8.7%, to $244.2 million during the 13 weeks ended May 4, 2024 compared to $267.5 million in the corresponding period of fiscal year 2023. Our net sales decreased primarily due to the impact of consumer inflationary pressures on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories. This decrease was partially offset by our opening of 11 new stores since April 29, 2023. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $15.6 million to net sales. E-commerce driven sales comprised more than 18% of total sales for the 13 weeks ended May 4, 2024. Same store sales decreased by 13.5% during the 13 weeks ended May 4, 2024 compared to the corresponding 13-week period of fiscal year 2023, primarily as a result of the factors discussed above that impacted net sales.

Our Fishing department saw a net sales increase of $2.6 million during the first quarter of fiscal year 2024 compared to the corresponding period of fiscal year 2023 primarily driven by our reset of fishing inventory and the opening of 11 new stores since April 29, 2023. Our Hunting and Shooting, Footwear, Apparel, Camping and Optics, Electronics, Accessories and Other departments saw net sales decreases of $12.9 million, $5.0 million, $5.0 million $1.5 million and $1.5 million, respectively, in the first quarter of fiscal year 2024 compared to the corresponding period of fiscal year 2023. Within our Hunting and Shooting department, sales from our firearm and ammunition categories saw decreases of $5.8 million or 7.3% and $5.0 million or 10.8%, respectively, during the first quarter of fiscal year 2024 compared to the corresponding period of fiscal year 2023. The decreases in the firearm and ammunition categories were primarily due to the impact of consumer inflationary pressures on discretionary spending. This was partially offset by our opening of 11 new stores since April 29, 2023.

With respect to same store sales, during the 13 weeks ended May 4, 2024, our Fishing department saw an increase of 4.1% compared to the corresponding period of fiscal year 2023. Our Footwear, Apparel, Hunting and Shooting, Optics, Electronics, Accessories and Other and Camping departments saw decreased same store sales of 31.5%, 31.1%, 12.9%, 11.3%, and 10.9%, respectively, compared to the corresponding period of fiscal year 2023 , as a result of a decline in store traffic and the impact of consumer inflationary pressures on discretionary spending. As of May 4, 2024, 135 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $6.3 million, or 7.8%, to $73.8 million during the 13 weeks ended May 4, 2024 compared to $80.0 million for the corresponding period of fiscal year 2023. As a percentage of net sales, gross profit increased to 30.2% during the 13 weeks ended May 4, 2024, compared to 29.9% for the corresponding period of fiscal year 2023, primarily driven by improved product mix and rate within our Fishing department.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $4.6 million, or 4.6%, to $94.4 million during the 13 weeks ended May 4, 2024, compared to $99.0 million for the corresponding period of fiscal year 2023. This decrease was primarily the result of decreases in payroll and pre-opening expenses of $5.0 million and $2.3 million, respectively, during the 13 weeks ended May 4, 2024 primarily related to our ongoing cost reduction efforts and decision to not open new stores during the current year. These decreases were partially offset by increases of $2.1 million and $1.6 million in rent and depreciation expenses, respectively, during the 13 weeks ended May 4, 2024 primarily as a result of opening 11 new stores since April 29, 2023.

On a per store basis, our payroll and other operating expenses decreased approximately 18% and 9%, respectively, compared to the corresponding period of fiscal year 2023. As a percentage of net sales, selling, general, and administrative expenses increased to 38.6% of net sales in the first quarter of fiscal year 2024, compared to 37.0% of net sales in the first quarter of fiscal year 2023, as a result of the factors discussed above.

Interest Expense. Interest expense increased by $0.9 million, or 45%, to $2.9 million during the 13 weeks ended May 4, 2024, compared to $2.0 million for the corresponding period of fiscal year 2023. Interest expense increased primarily because of increased borrowings on our revolving credit facility and higher interest rates during the first quarter of fiscal year 2024 compared to the corresponding period of fiscal year 2023.

Income Taxes. We recognized income tax benefit of $5.5 million during the 13 weeks ended May 4, 2024 compared to an income tax benefit of $5.4 million during the corresponding period of fiscal year 2023. Our effective tax rates during the 13 weeks ended May 4, 2024 and April 29, 2023 were 23.2% and 25.5%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Seasonality

Net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters because of the openings of hunting seasons across the country and consumer holiday buying patterns. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of May 4, 2024, we had cash and cash equivalents of $2.2 million and working capital, consisting of current assets less current liabilities, of $47.2 million. As of February 3, 2024, we had cash and cash equivalents of $3.1 million and working capital, consisting of current assets less current liabilities, of $65.4 million.

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to ongoing operational needs and new system investments. For both the short-term and the long-term, our primary sources of cash are borrowings under our $350.0 million senior secured revolving credit facility and operating cash flows. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of May 4, 2024, our expected operating lease payments for the remainder of fiscal year 2024 are $56.1 million and our total committed lease payments are $477.6 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 13 weeks ended May 4, 2024, we incurred approximately $3.3 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures, net of tenant allowances, between $20 million and $25 million for fiscal year 2024 (inclusive of amounts spent during the 13 weeks ended May 4, 2024) primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility. As of May 4, 2024, $176.1 million was outstanding under the revolving credit facility. Assuming no additional repayments or borrowings on our revolving credit facility after May 4, 2024, our interest payments would be approximately $8.8 million for the remainder of fiscal year 2024 based on the interest rate as of May 4, 2024. See below under “Indebtedness” for additional information regarding our revolving credit facility, including the interest rate applicable to any borrowing under such facility.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
	(in thousands)
Cash flows used in operating activities	$(34,650)	$(36,985)
Cash flows used in investing activities	(3,288)	(22,757)
Cash provided by financing activities	36,965	60,393
Cash at end of period	2,168	3,040

Net cash used in operating activities was $34.7 million for the 13 weeks ended May 4, 2024, compared to net cash used in operating activities of $37.0 million for the corresponding period of fiscal year 2023, a change of approximately $2.3 million. The decrease in our cash flows used in operating activities was primarily driven by reduced inventory build up during the 13 weeks ended May 4, 2024 compared to the corresponding period of fiscal year 2023.

Net cash used in investing activities was $3.3 million for the 13 weeks ended May 4, 2024, compared to $22.8 million for the corresponding period of fiscal year 2023, a decrease of approximately $19.5 million, which was primarily driven by reduced capital expenditures related to the construction of new stores and the refurbishment of existing stores during the 13 weeks ended May 4, 2024 compared to the corresponding period of fiscal year 2023.

Net cash provided by financing activities was $37.0 million for the 13 weeks ended May 4, 2024, compared to net cash provided by financing activities of $60.4 million for the corresponding period of fiscal year 2023, a change of approximately $23.4 million. The decrease in cash provided by financing activities was primarily the result of decreased borrowings under our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $176.1 million outstanding as of May 4, 2024. Borrowings under our revolving credit facility are subject to a borrowing base calculation. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). As of May 4, 2024, we had $78.6 million available for borrowing, calculated based upon certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

Borrowings under the revolving credit facility bear interest based on either the base rate or Term SOFR (as defined by the credit agreement governing the revolving credit facility), at our option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the credit agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the credit agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the credit agreement) plus 1.00%. The applicable margin for loans under the revolving credit facility, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. We are required to pay a commitment fee for the unused portion of the revolving credit facility, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the revolving credit facility. The weighted average interest rate on the amounts outstanding under the revolving credit facility as of May 4, 2024 and February 3, 2024 was 6.72% and 7.01%, respectively.

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

Our revolving credit facility requires us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreement governing our revolving credit facility contains customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The credit agreement also contains customary events of default. As of May 4, 2024, we were in compliance with all covenants under the credit agreement governing our revolving credit facility.

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

There have been no significant changes to our critical accounting estimates as described in “Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Fiscal 2023 Form 10-K.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense (benefit), income tax expense (benefit), depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. Net (loss) income is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net income, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 4,	April 29,
	2024	2023
	(dollars in thousands)
Net (loss) income (1)	$(18,066)	$(15,639)
Interest expense	2,908	2,047
Income tax benefit	(5,469)	(5,367)
Depreciation and amortization	10,392	8,782
Stock-based compensation expense (2)	1,174	1,250
Director and officer transition costs (3)	324	1,113
Adjusted EBITDA	$(8,737)	$(7,814)

Net sales	$244,240	$267,529
Net (loss) income margin	(7.4)%	(5.9)%
Adjusted EBITDA margin (4)	(3.6)%	(2.9)%

(1)
Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. For the 13 weeks ended April 29, 2023 we had $2.3 million in new store pre-opening expenses.
(2)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our 2019 Performance Incentive Plan, Inducement Plan and Employee Stock Purchase Plan.
(3)
Expenses incurred relating to the departure of directors and officers and the recruitment of directors and key members of our senior management team.
(4)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility carry a floating interest rate tied to SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at May 4, 2024, assuming the amount outstanding under our revolving credit facility would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.7 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) ) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 4, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended May 4, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 11, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

The pending lawsuit described in Note 11 of our unaudited interim consolidated financial statements is subject to inherent uncertainties, and the actual defense and disposition costs will depend upon unknown factors. The outcomes of the pending lawsuit are necessarily uncertain. We also could be forced to expend significant resources in the defense of the pending lawsuit, including substantial legal fees and costs.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our risk factors from those set forth in our Fiscal 2023 Form 10-K.

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

3.2

Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024.).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 5, 2023	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 5, 2023	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)