Form 10-Q
period 2024-11-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2024-12-11
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 2, 2024

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of December 6, 2024 was 37,957,282.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our third fiscal quarters ended November 2, 2024 and October 28, 2023 both consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2024 and the third quarter of fiscal year 2023, respectively. Fiscal year 2024 contains 52 weeks of operations and will end on February 1, 2025. Fiscal year 2023 contained 53 weeks of operations and ended on February 3, 2024.

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
•
our implementation of a plan to reduce expenses in response to adverse macroeconomic conditions, including an increased focus on financial discipline and rigor throughout our organization; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, elevated interest rates, economic slowdowns, and recessions or market corrections.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	November 2,	February 3,
	2024	2024
Assets
Current assets:
Cash and cash equivalents	$2,666	$3,141
Accounts receivable, net	1,447	2,119
Income tax receivable	523	—
Merchandise inventories	438,136	354,710
Prepaid expenses and other	19,745	20,078
Total current assets	462,517	380,048
Operating lease right of use asset	320,729	309,377
Property and equipment, net	175,181	194,452
Goodwill	1,496	1,496
Deferred tax asset	7,480	505
Definite lived intangibles, net	282	327
Total assets	$967,685	$886,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$112,690	$56,122
Accrued expenses	95,094	83,665
Income taxes payable	—	126
Operating lease liability, current	48,866	48,693
Revolving line of credit	130,042	126,043
Total current liabilities	386,692	314,649
Long-term liabilities:
Term loan, net	23,969	—
Operating lease liability, noncurrent	313,454	307,000
Total long-term liabilities	337,423	307,000
Total liabilities	724,115	621,649

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 37,957 and 37,529 shares issued and outstanding, respectively	379	375
Additional paid-in capital	85,144	81,798
Accumulated earnings	158,047	182,383
Total stockholders' equity	243,570	264,556
Total liabilities and stockholders' equity	$967,685	$886,205

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net sales	$324,261	$340,569	$857,235	$917,593
Cost of goods sold	221,173	237,384	590,343	633,547
Gross profit	103,088	103,185	266,892	284,046

Selling, general, and administrative expenses	99,973	100,113	288,727	301,450
Income (loss) from operations	3,115	3,072	(21,835)	(17,404)
Interest expense	3,317	3,944	9,408	9,518
Other losses	—	—	457	—
Loss before income taxes	(202)	(872)	(31,700)	(26,922)
Income tax expense (benefit)	162	459	(7,364)	(6,664)
Net loss	$(364)	$(1,331)	$(24,336)	$(20,258)
Loss per share:
Basic	$(0.01)	$(0.04)	$(0.65)	$(0.54)
Diluted	$(0.01)	$(0.04)	$(0.65)	$(0.54)
Weighted average shares outstanding:
Basic	37,869	37,393	37,729	37,500
Diluted	37,869	37,393	37,729	37,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended November 2, 2024 and October 28, 2023
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at July 29, 2023	37,381	$374	—	$—	—	$—	$79,887	$192,453	$272,714
Vesting of restricted stock units	30	—	—	—	—	—	—	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(92)	—	(92)
Stock-based compensation	—	—	—	—	—	—	965	—	965
Net loss	—	—	—	—	—	—	—	(1,331)	(1,331)
Balance at October 28, 2023	37,411	$374	—	$—	—	$—	$80,760	$191,122	$272,256

Balance at August 3, 2024	37,848	$378	—	$—	—	$—	$84,246	$158,411	$243,035
Vesting of restricted stock units	166	2	—	—	—	—	(2)	—	—
Payment of withholdings on restricted stock units	(57)	(1)	—	—	—	—	(147)	—	(148)
Stock-based compensation	—	—	—	—	—	—	1,047	—	1,047
Net loss	—	—	—	—	—	—	—	(364)	(364)
Balance at November 2, 2024	37,957	$379	—	$—	—	$—	$85,144	$158,047	$243,570

For the Thirty-Nine Weeks Ended November 2, 2024 and October 28, 2023
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders
	Common Stock		common stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	529	(2,748)	—	—	(2,748)
Retirement of treasury stock	(529)	(5)	—	—	(529)	2,748	(1,128)	(1,615)	—
Vesting of restricted stock units	326	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,649)	—	(1,649)
Issuance of common stock for cash per employee stock purchase plan	73	1	—	—			456		457
Stock based compensation	—	—	—	—	—	—	3,341	—	3,341
Net loss	—	—	—	—	—	—	—	(20,258)	(20,258)
Balance at October 28, 2023	37,411	$374	—	$—	—	$—	$80,760	$191,122	$272,256

Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	430	4	—	—	—	—	(4)	—	—
Payment of withholdings on restricted stock units	(103)	(1)	—	—	—	—	(296)	—	(297)
Issuance of common stock for cash per employee stock purchase plan	101	1	—	—	—	—	208	—	209
Stock based compensation	—	—	—	—	—	—	3,438	—	3,438
Net loss	—	—	—	—	—	—	—	(24,336)	(24,336)
Balance at November 2, 2024	37,957	$379	—	$—	—	$—	$85,144	$158,047	$243,570

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	November 2,	October 28,
	2024	2023
Cash flows from operating activities:
Net loss	$(24,336)	$(20,258)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	30,491	28,367
Amortization of discount on debt and deferred financing fees	217	114
Amortization of definite lived intangible	45	45
Loss on asset dispositions	501	—
Noncash lease expense	3,239	24,493
Deferred income taxes	(6,975)	(6,664)
Stock-based compensation	3,438	3,341
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	673	(1,051)
Operating lease liabilities	(7,964)	(10,539)
Merchandise inventories	(83,426)	(47,196)
Prepaid expenses and other	220	(7,403)
Accounts payable	56,128	26,081
Accrued expenses	9,727	(4,413)
Income taxes payable and receivable	(649)	(1,554)
Net cash used in operating activities	(18,671)	(16,637)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(11,305)	(71,170)
Proceeds from sale of property and equipment	55	—
Net cash used in investing activities	(11,250)	(71,170)
Cash flows from financing activities:
Net borrowings on line of credit	3,999	97,885
Borrowings on term loan	25,000	—
Increase (Decrease) in book overdraft	1,670	(5,611)
Proceeds from issuance of common stock per employee stock purchase plan	208	456
Payments to acquire treasury stock	—	(2,748)
Payment of withholdings on restricted stock units	(296)	(1,649)
Payment of deferred financing costs and discount on term loan	(1,135)	—
Net cash provided by financing activities	29,446	88,333
Net change in cash and cash equivalents	(475)	526
Cash and cash equivalents at beginning of period	3,141	2,389
Cash and cash equivalents at end of period	$2,666	$2,915

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,013	$8,551
Income taxes, net of refunds	260	1,554

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$14,620	$52,314
Purchases of property and equipment included in accounts payable and accrued expenses	$774	$3,583

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of November 2, 2024, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 3, 2024 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company's condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended November 2, 2024 are not necessarily indicative of the results to be obtained for the fiscal year ending February 1, 2025. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 3, 2024 filed with the SEC on April 4, 2024 (the “Fiscal 2023 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2023 Form 10-K. The Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has not elected early adoption and will implement this ASU beginning with its the fiscal period ending February 1, 2025.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of November 2, 2024 and February 3, 2024:

	November 2, 2024	February 3, 2024
Right of return assets, which are included in prepaid expenses and other	$2,321	$1,659
Estimated gift card contract liability, net of breakage	(26,885)	(30,541)
Estimated loyalty contract liability, net of breakage	(3,287)	(4,340)
Sales return liabilities, which are included in accrued expenses	(3,464)	(2,476)

During the 13 and 39 weeks ended November 2, 2024, the Company recognized approximately $329 and $1,099 in gift card breakage and approximately $1,263 and $3,086 in loyalty breakage, respectively. During the 13 and 39 weeks ended October 28, 2023, the Company recognized approximately $338 and $1,137 in gift card breakage and approximately $583 and $2,513 in loyalty breakage, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company recognized revenue of $2,820 and $15,656, respectively, relating to contract liabilities that existed at February 3, 2024.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 39 weeks ended November 2, 2024 and October 28, 2023, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 2,	October 28,	November 2,	October 28,
Department	Product Offerings	2024	2023	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.1%	12.5%	12.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.3%	10.9%	6.9%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.1%	7.4%	11.9%	10.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	7.7%	5.9%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.9%	55.8%	56.2%	56.0%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.9%	7.1%	6.6%	6.1%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of November 2, 2024 and February 3, 2024:

	November 2,	February 3,
	2024	2024
Furniture, fixtures, and equipment	$173,406	$170,713
Leasehold improvements	231,040	226,787
Construction in progress	1,694	1,367
Total property and equipment, gross	406,140	398,867
Less accumulated depreciation and amortization	(230,959)	(204,415)
Total property and equipment, net	$175,181	$194,452

(5) Accrued Expenses

Accrued expenses consisted of the following as of November 2, 2024 and February 3, 2024:

	November 2,	February 3,
	2024	2024
Book overdraft	$16,031	$14,361
Unearned revenue	34,080	38,044
Accrued payroll and related expenses	13,051	10,507
Sales and use tax payable	7,909	5,170
Accrued real estate tax payable	5,129	3,814
Accrued construction costs	31	—
Other	18,863	11,769
Total accrued expenses	$95,094	$83,665

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

During the 13 and 39 weeks ended November 2, 2024, the Company recorded non-cash increases of $1,939 and $14,620, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Operating lease expense	$17,226	$16,448	$51,385	$48,165
Variable lease expense	5,926	5,474	18,283	16,702
Short-term lease expense	93	385	327	994
Total lease expense	$23,245	$22,307	$69,995	$65,861

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirty-Nine Weeks Ended
	November 2,	October 28,
	2024	2023
Operating cash flows from operating leases	$55,885	$51,849

	As of November 2,	As of October 28,
	2024	2023
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$14,620	$52,314
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	5.92	5.83
Weighted-average discount rate - operating leases	7.61%	7.76%

In accordance with ASC 842, maturities of operating lease liabilities as of November 2, 2024 were as follows:

Operating
Fiscal Year Ending:	Leases
2024 (remainder)	$18,699
2025	72,751
2026	70,380
2027	63,761
2028	57,501
Thereafter	188,195
Undiscounted cash flows	$471,287
Reconciliation of lease liabilities:
Present values	$362,320
Lease liabilities - current	48,866
Lease liabilities - noncurrent	313,454
Lease liabilities - total	$362,320
Difference between undiscounted and discounted cash flows	$108,967

The Company has excluded in the table above approximately $7.9 million for a lease (undiscounted basis) that was entered into as of December 6, 2024. This lease will commence in 2025 with a lease term of 12 years.

(7) Long-Term Debt

Long-term debt consisted of the following as of November 2, 2024 and February 3, 2024:

	November 2,	February 3,
	2024	2024
Term loan	$25,000	$—
Less discount	(1,031)	—
	23,969	—
Less current portion, net of discount	—	—
Long-term portion	$23,969	$—

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

The Company incurred deferred financing costs and discounts related to the Term Loan of approximately $1,136. These costs offset the recorded carrying amount of the Term Loan on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of November 2, 2024 and February 3, 2024, the Company had $25,000 and $0, respectively, in outstanding loans under the Term Loan. As of November 2, 2024, the Company had $18,000 available for borrowing under the Term Loan, calculated based upon certain borrowing base restrictions.

The availability of loans under the Term Loan is subject to a borrowing base calculation based on eligible credit card receivables, eligible inventory, the revolving borrowing base determined under the Revolving Line of Credit, and reserves. The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of November 2, 2024 was 10.74%.

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

As of November 2, 2024 and February 3, 2024, the Company had $1,031 and $0, respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the 13 and 39 weeks ended November 2, 2024, the Company recognized $72 and $76, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts. During the 13 and 39 weeks ended October 28, 2023, the Company did not recognize any non-cash interest expense related to a Term Loan.

The scheduled minimum payments on outstanding long-term debt were as follows as of November 2, 2024:

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

As of November 2, 2024 and February 3, 2024, the Company had $145,684 and $135,272, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $15,642 and $9,230 as of November 2, 2024 and February 3, 2024, respectively. As of November 2, 2024, the Company had $130,064 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,000 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit) plus 0.50% or (4) the one-month Term SOFR (as defined in the Revolving Line of Credit) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The interest rate on the amounts outstanding under the Revolving Line of Credit as of November 2, 2024 and February 3, 2024 was 6.38% and 7.01%, respectively.

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

As of November 2, 2024 and February 3, 2024, the Company had $390 and $503, respectively, in outstanding deferred financing fees. During the 13 and 39 weeks ended November 2, 2024, the Company recognized $38 and $113, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees. During the 13 and 39 weeks ended October 28, 2023, the Company recognized $38 and $114, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 and 39 weeks ended November 2, 2024, gross borrowings under the Revolving Line of Credit were $355,522 and $970,999, respectively. During the 13 and 39 weeks ended October 28, 2023, gross borrowings under the Revolving Line of Credit were $358,266 and $1,104,501, respectively. During the 13 and 39 weeks ended November 2, 2024, gross paydowns under the Revolving Line of Credit were $357,050 and $969,226, respectively. During the 13 and 39 weeks ended October 28, 2023, gross paydowns under the Revolving Line of Credit were $377,561 and $1,008,743, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of November 2, 2024, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(9) Income Taxes

During the 13 and 39 weeks ended November 2, 2024, the Company recognized income tax expense of $162 and income tax benefit of $7,364, respectively. During the 13 and 39 weeks ended October 28, 2023, the Company recognized income tax expense of $459 and income tax benefit of $6,664, respectively. The Company's effective tax rate during the 13 and 39 weeks ended November 2, 2024 was -80.2% and 23.2%, respectively. The Company's effective tax rate during the 13 and 39 weeks ended October 28, 2023 was -52.6% and 24.8%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(10) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Net loss	$(364)	$(1,331)	$(24,336)	$(20,258)
Weighted average shares of common stock outstanding:
Basic	37,869	37,393	37,729	37,500
Dilutive effect of common stock equivalents	—	—	—	—
Diluted	37,869	37,393	37,729	37,500
Basic loss per share	$(0.01)	$(0.04)	$(0.65)	$(0.54)
Diluted loss per share	$(0.01)	$(0.04)	$(0.65)	$(0.54)
Restricted stock units considered anti-dilutive and excluded in the calculation	685	483	665	354

(11) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended November 2, 2024, the Company recognized total stock-based compensation expense of $1,047 and $3,438, respectively. During the 13 and 39 weeks ended October 28, 2023, the Company recognized total stock-based compensation expense of $965 and $3,341, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of November 2, 2024, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,740. As of November 2, 2024, there were 2,614 unvested stock awards outstanding under the 2019 Plan.

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

Employee Stock Purchase Plan

The Company also maintains an Amended and Rested Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended November 2, 2024, no shares were issued under the ESPP and, as of November 2, 2024, the number of shares available for issuance was 827.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended November 2, 2024, the Company did not issue any nonvested performance-based stock awards to employees. During the 39 weeks ended November 2, 2024, the Company issued 874 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.09 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving a fiscal year 2024 performance target for earnings before interest, taxes, depreciation and amortization expenses. If a minimum threshold performance target is not achieved, no shares will vest. The maximum number of shares subject to the award is 874. Following the end of the performance period for fiscal year 2024, the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee’s continued employment over the remaining service period.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	(121)	3.09
Vested	—	—
Balance at November 2, 2024	783	$3.32

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(64)	11.28
Vested	(221)	6.20
Balance at October 28, 2023	64	$9.67

Nonvested Stock Unit Awards

During the 13 weeks ended November 2, 2024, the Company did not issue any nonvested stock units to employees or directors. During the 39 weeks ended November 2, 2024, the Company issued 1,354 nonvested stock units to employees and directors at a weighted average grant date fair value of $3.12 per share.

During the 13 and 39 weeks ended October 28, 2023, the Company issued 79 and 754 nonvested stock units to employees and directors at a weighted average grant date fair value of $3.96 and $7.25 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12-month period with one-twelfth of the shares vesting each month.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,354	3.12
Forfeitures	(147)	6.12
Vested	(434)	7.31
Balance at November 2, 2024	1,831	$4.18

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	754	7.25
Forfeitures	(314)	10.45
Vested	(324)	10.31
Balance at October 28, 2023	837	$9.10

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

Global economic and business activities continue to face widespread macroeconomic uncertainties, including labor shortages, inflation and monetary supply shifts, elevated interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict and rising global political tensions. Our results may also be impacted by the upcoming change in the presidential administration. In fiscal year 2023 and continuing into fiscal year 2024 our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we have taken steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings. We currently do not plan to open any new stores for the remainder of fiscal year 2024 and we plan to open one new store in fiscal year 2025.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, elevated interest rates, tightening of credit markets, and potential disruptions from the ongoing Russia-Ukraine conflict and rising global political tensions;
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

Opening new stores and acquiring store locations is also an important part of our long-term growth strategy. During fiscal year 2023, we opened 15 new stores. We have not opened any new stores in fiscal year 2024 and do not plan to open any new stores for the remainder of fiscal year 2024. We plan to open one new store in fiscal year 2025. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. During fiscal year 2023, we commenced an effort to reduce our inventory and initiated various strategic promotional efforts as part of this plan, which impacted our gross margins during fiscal year 2023. At the end of fiscal year 2023, we completed our inventory reduction plan. For fiscal year 2024, high inflation has continued to adversely impact our gross margins. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.2	69.7	68.9	69.0
Gross profit	31.8	30.3	31.1	31.0
Selling, general, and administrative expenses	30.8	29.4	33.6	32.9
Income (loss) from operations	1.0	0.9	(2.5)	(1.9)
Interest expense	1.1	1.2	1.1	1.0
Other losses	0.0	0.0	0.1	0.0
Loss before income taxes	(0.1)	(0.3)	(3.7)	(2.9)
Income tax expense (benefit)	0.0	0.1	(0.9)	(0.7)
Net loss	(0.1)%	(0.4)%	(2.8)%	(2.2)%
Adjusted EBITDA	5.1%	4.8%	1.8%	2.1%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 2,	October 28,	November 2,	October 28,
Department	Product Offerings	2024	2023	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.1%	12.5%	12.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.3%	10.9%	6.9%	8.4%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	8.1%	7.4%	11.9%	10.3%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	7.7%	5.9%	7.1%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.9%	55.8%	56.2%	56.0%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.9%	7.1%	6.6%	6.1%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended November 2, 2024 Compared to Thirteen Weeks Ended October 28, 2023

Net Sales and Same Store Sales. Net sales decreased by $16.3 million, or 4.8%, to $324.3 million during the 13 weeks ended November 2, 2024 compared to $340.6 million in the corresponding period of fiscal year 2023. Our net sales decreased primarily due to the continued impact of consumer inflationary pressures on discretionary spending, resulting in a decline in store traffic and lower demand, particularly in ammunition, and across our Apparel and Footwear departments. This decrease was partially offset by net sales growth in our Fishing, Optics, Electronics, Accessories and Other and Camping departments. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $4.0 million to net sales. E-commerce driven sales comprised more than 18% of total sales for the 13 weeks ended November 2, 2024. Same store sales decreased by 5.7% during the 13 weeks ended November 2, 2024 compared to the corresponding 13-week period of fiscal year 2023, primarily as a result of inflationary pressures on consumer discretionary spending.

Our Optics, Electronics, Accessories and Other, Fishing and Camping departments saw net sales increases of $1.7 million, $1.0 million and $0.1 million, respectively, during the 13 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023 primarily driven by our reset of fishing inventory and the opening of 1 new store since October 28, 2023. Our Apparel, Footwear and Hunting and Shooting departments saw net sales decreases of $10.3 million, $6.6 million and $2.2 million, respectively, during the 13 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. Within our Hunting and Shooting department, our ammunition and firearm categories saw decreases of $5.9 million and $0.7 million or 10.7% and 1.1%, respectively, during the 13 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. The decreases in the firearm and ammunition categories were primarily due to the impact of consumer inflationary pressures on discretionary spending. This was partially offset by our opening of 1 new store since October 28, 2023.

With respect to same store sales, during the 13 weeks ended November 2, 2024, our Fishing and Optics, Electronics, Accessories and Other departments saw increases of 3.2% and 2.6%, respectively, compared to the corresponding period of fiscal year 2023. Our Apparel, Footwear, Hunting and Shooting and Camping departments saw same store sales decreases of 28.3%, 25.4%, 2.0% and 0.4%, respectively, during the 13 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. These changes were primarily driven by the items noted above for net sales. As of November 2, 2024, 145 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $0.1 million, or 0.1%, to $103.1 million during the 13 weeks ended November 2, 2024 compared to $103.2 million for the corresponding period of fiscal year 2023. As a percentage of net sales, gross profit increased to 31.8% during the 13 weeks ended November 2, 2024, compared to 30.3% for the corresponding period of fiscal year 2023, primarily driven by increased product margins in our Apparel and Footwear departments, partially offset by increased freight and shrink.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $0.1 million, or 0.1%, to $100 million during the 13 weeks ended November 2, 2024, compared to $100.1 million for the corresponding period of fiscal year 2023. This decrease was primarily the result of decreases in payroll, pre-opening and depreciation expenses of $0.9 million, $0.9 million and $0.7 million, respectively, during the 13 weeks ended November 2, 2024. These reductions were primarily related to increased operational efficiencies and the decision to not open new stores during the current fiscal year. The decreases were offset by an increase of $0.9 million in rent expense, primarily as a result of inflation, and a $1.8 million legal settlement during the 13 weeks ended November 2, 2024.

On a per store basis, our payroll expense decreased approximately 3% compared to the corresponding period of fiscal year 2023. On a per store basis, our other operating expenses increased approximately 2% compared to the corresponding period of fiscal year 2023 as we increased marketing spend to help drive sales. As a percentage of net sales, selling, general, and administrative expenses increased to 30.8% of net sales in the third quarter of fiscal year 2024, compared to 29.4% of net sales in the third quarter of fiscal year 2023, as a result of the factors discussed above.

Interest Expense. Interest expense decreased by $0.6 million, or 15.4%, to $3.3 million during the 13 weeks ended November 2, 2024, compared to $3.9 million for the corresponding period of fiscal year 2023. The decrease in interest expense was primarily driven by decreased gross borrowings under our revolving credit and term loan facilities partially offset by a higher weighted average interest rate during the third quarter of fiscal year 2024 compared to the corresponding period of fiscal year 2023.

Income Taxes. We recognized income tax expense of $0.2 million during the 13 weeks ended November 2, 2024 compared to an income tax expense of $0.5 million during the corresponding period of fiscal year 2023. Our effective tax rates during the 13 weeks ended November 2, 2024 and October 28, 2023 were -80.2% and -52.6%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended November 2, 2024 Compared to Thirty-Nine Weeks Ended October 28, 2023

Net Sales and Same Store Sales. Net sales decreased by $60.4 million, or 6.6%, to $857.2 million during the 39 weeks ended November 2, 2024 compared to $917.6 million in the corresponding period of fiscal year 2023. Our net sales decreased primarily due to the continued impact of consumer inflationary pressures on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories. This decrease was partially offset by same store sales growth in our Fishing department and our opening of 1 new store since October 28, 2023. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $30.8 million to net sales. E-commerce driven sales comprised more than 19% of total sales for the 39 weeks ended November 2, 2024. Same store sales decreased by 9.4% during the 39 weeks ended November 2, 2024 compared to the corresponding 39-week period of fiscal year 2023, primarily as a result of the factors discussed above that impacted net sales.

Our Fishing department saw a net sales increase of $7.6 million during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023 primarily driven by our reset of fishing inventory and the opening of 1 new store since October 28, 2023. Our Hunting and Shooting, Apparel, Footwear, Camping and Optics, Electronics, Accessories and Other departments saw net sales decreases of $31.4 million, $17.3 million, $14.4 million, $3.7 million and $1.2 million, respectively, during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. Within our Hunting and Shooting department, our ammunition and firearm categories saw decreases of $18.7 million and $12.6 million or 12.9% and 5.9%, respectively, during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. The decreases in the firearm and ammunition categories were primarily due to the impact of consumer inflationary pressures on discretionary spending. This was partially offset by our opening of 1 new store since October 28, 2023.

With respect to same store sales, during the 39 weeks ended November 2, 2024, our Fishing department saw an increase of 4.8% compared to the corresponding period of fiscal year 2023. Our Apparel, Footwear, Hunting and Shooting, Camping and Optics, Electronics, Accessories and Other departments saw same store sales decreases of 24.8%, 23.8%, 9.1%, 5.6% and 5.3%, respectively, during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023. These changes were primarily driven by the items noted above for net sales. As of November 2, 2024, 145 stores were included in our same store sales calculation.

Gross Profit. Gross profit decreased by $17.2 million, or 6.0%, to $266.9 million during the 39 weeks ended November 2, 2024 compared to $284 million for the corresponding period of fiscal year 2023. As a percentage of net sales, gross profit increased to 31.1% during the 39 weeks ended November 2, 2024, compared to 31.0% for the corresponding period of fiscal year 2023, primarily driven by increased product margins, versus last years Apparel and Footwear clearance events which put pressure on gross margin, partially offset by increased shrink.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $12.7 million, or 4.2%, to $288.7 million during the 39 weeks ended November 2, 2024, compared to $301.5 million for the corresponding period of fiscal year 2023. This decrease was primarily the result of decreases in payroll and pre-opening expenses of $11.6 million and $5.4 million, respectively, during the 39 weeks ended November 2, 2024 primarily related to our ongoing cost reduction efforts and decision to not open new stores during the current fiscal year. These decreases were partially offset by increases of $4.1 million and $2.1 million in rent and depreciation expenses, respectively, during the 39 weeks ended November 2, 2024 primarily as a result of opening 1 new store since October 28, 2023.

On a per store basis, our payroll and other operating expenses decreased approximately 13% and 5%, respectively, compared to the corresponding period of fiscal year 2023. As a percentage of net sales, selling, general, and administrative expenses increased to 33.6% of net sales during the 39 weeks ended November 2, 2024, compared to 32.9% of net sales in the third quarter of fiscal year 2023, primarily driven by lower net sales.

Interest Expense. Interest expense decreased by $0.1 million, or 1.1%, to $9.4 million during the 39 weeks ended November 2, 2024, compared to $9.5 million for the corresponding period of fiscal year 2023. The decrease in interest expense was primarily driven by decreased gross borrowings under our revolving credit and term loan facilities, partially offset by higher weighted average interest rates during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023.

Income Taxes. We recognized income tax benefit of $7.4 million during the 39 weeks ended November 2, 2024 compared to an income tax benefit of $6.7 million during the corresponding period of fiscal year 2023. Our effective tax rates during the 39 weeks ended November 2, 2024 and October 28, 2023 were 23.2% and 24.8%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of November 2, 2024, we had cash and cash equivalents of $2.7 million and working capital, consisting of current assets less current liabilities, of $75.8 million. We also had $148.1 million available for borrowing under our senior secured revolving credit facility and our term loan facility as of November 2, 2024, calculated based upon certain borrowing base restrictions for each of the revolving credit facility and term loan facility.

Our primary cash requirements are for seasonal working capital needs and capital expenditures related to ongoing operational needs and new system investments. For both the short-term and the long-term, our primary sources of cash are borrowings under our senior secured revolving credit facility, our term loan facility and operating cash flows. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility and term loan facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond. With no new stores planned for the remainder of fiscal year 2024, and only one new store planned for fiscal year 2025, we intend to prioritize the repayment of outstanding debt with any excess cash flow.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of November 2, 2024, our expected operating lease payments for the remainder of fiscal year 2024 and fiscal year 2025 are $18.7 million and $72.8 million, respectively. Our total committed lease payments are $471.3 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 39 weeks ended November 2, 2024, we incurred approximately $11.3 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures, net of tenant allowances, between $17 million and $20 million for fiscal year 2024 (inclusive of amounts spent during the 39 weeks ended November 2, 2024) primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of November 2, 2024, $145.7 million was outstanding under the revolving credit facility and $25.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility and our term loan facility after November 2, 2024, our interest payments would be approximately $3.0 million for the remainder of fiscal year 2024 and approximately $12.0 million for fiscal year 2025, in each case, based on the interest rate as of November 2, 2024. As of November 2, 2024, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was 7.02%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 2,	October 28,
	2024	2023
	(in thousands)
Cash flows used in operating activities	$(18,671)	$(16,637)
Cash flows used in investing activities	(11,250)	(71,170)
Cash provided by financing activities	29,446	88,333
Cash at end of period	2,666	2,915

Net cash used in operating activities was $18.7 million for the 39 weeks ended November 2, 2024, compared to net cash used in operating activities was $16.6 million for the corresponding period of fiscal year 2023, an increase of approximately $2.1 million. The increase in our cash flows used in operating activities was primarily driven by reduced net income during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023.

Net cash used in investing activities was $11.3 million for the 39 weeks ended November 2, 2024, compared to net cash used in investing activities was $71.2 million for the corresponding period of fiscal year 2023, a decrease of approximately $59.9 million, which was primarily driven by reduced capital expenditures related to the construction of new stores and the refurbishment of existing stores during the 39 weeks ended November 2, 2024 compared to the corresponding period of fiscal year 2023.

Net cash provided by financing activities was $29.4 million for the 39 weeks ended November 2, 2024, compared to net cash provided by financing activities was $88.3 million for the corresponding period of fiscal year 2023, a decrease of approximately $58.9 million. The decrease in cash provided by financing activities was primarily the result of decreased incremental borrowings under our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $145.7 million outstanding as of November 2, 2024. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). We additionally entered into a term loan credit facility on July 30, 2024 with an aggregate principal amount available of $45.0 million, with $25.0 million outstanding as of November 2, 2024. Borrowings under our revolving credit facility and term loan facility are subject to a borrowing base calculation. As of November 2, 2024, we had an aggregate amount of $148.1 million available for borrowing under our revolving credit facility and our term loan facility, calculated based upon certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of November 2, 2024, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense (benefit), income tax expense (benefit), depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. Net loss is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net loss, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 2,	October 28,	November 2,	October 28,
	2024	2023	2024	2023
	(dollars in thousands)
Net loss	$(364)	$(1,331)	$(24,336)	$(20,258)
Interest expense	3,317	3,944	9,408	9,518
Income tax expense (benefit)	162	459	(7,364)	(6,664)
Depreciation and amortization	9,984	10,663	30,536	28,412
Stock-based compensation expense (1)	1,047	965	3,438	3,341
Director and officer transition costs (2)	279	1,180	709	3,067
Cancelled contract (3)	205	—	911	—
Cost reduction plan (4)	—	351	—	1,216
Legal settlement (5)	1,750	—	1,750	687
Adjusted EBITDA	$16,380	$16,231	$15,052	$19,319

Net sales	$324,261	$340,569	$857,235	$917,593
Net loss margin	(0.1)%	(0.4)%	(2.8)%	(2.2)%
Adjusted EBITDA margin (6)	5.1%	4.8%	1.8%	2.1%

(1)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to employees under our equity incentive plan and employee stock purchase plan.
(2)
Expenses incurred relating to the departure of directors and officers and the recruitment of directors and key members of our senior management team.
(3)
Represents fees and expenses related to a settlement in the cancellation of a contract related to our information technology systems.
(4)
Severance expenses paid as part of our cost reduction plan implemented during the 13 weeks ended July 29, 2023.
(5)
Represents costs related to legal settlements and related fees and expenses.
(6)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. Borrowings under our revolving credit facility and our term loan carry floating interest rates tied to SOFR, the federal funds rate and the prime rate, and, therefore, our income and cash flows will be exposed to changes in interest rates to the extent that we do not have effective hedging arrangements in place. We historically have not used interest rate swap agreements to hedge the variable cash flows associated with the interest on our credit facilities. Based on a sensitivity analysis at November 2, 2024, assuming the amount outstanding under our revolving credit facility and term loan would be outstanding for a full year, a 100 basis point increase in interest rates would have increased our interest expense by $1.7 million. We do not use derivative financial instruments for speculative or trading purposes. However, this does not preclude our adoption of specific hedging strategies in the future.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 2, 2024.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended November 2, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 11, 2024	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 11, 2024	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)