Form 10-K
period 2025-02-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2025-04-02
CIK 1132105

w

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 1, 2025

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

i

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

As of August 3, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant's common stock on The Nasdaq

Global Select Market on such date, was approximately $76.5 million. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 24, 2025 was 38,120,087.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2025 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2024 fiscal year ended February 1, 2025, are incorporated by reference into Part III of this Annual Report on Form 10-K.

iii

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2024” refer to our fiscal year ended February 1, 2025; (ii) “fiscal year 2023” refer to our fiscal year ended February 3, 2024; and (iii) “fiscal year 2022” refer to our fiscal year ended January 28, 2023.

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
•
our retail-based business model which is impacted by general economic and market conditions, and economic, market and financial uncertainties that may cause a decline in consumer spending;
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

v

PART I

ITEM 1. BUSINESS

Overview

Sportsman’s Warehouse is an outdoor sporting goods retailer focused on meeting the everyday needs of the seasoned outdoor veteran, the first-time participant and everyone in between. Our mission is to provide outstanding gear and exceptional service to inspire outdoor memories. We strive to accomplish this goal by tailoring our deeply curated merchandise assortment to meet the seasonal needs of our local markets, offering everyday value pricing and providing friendly support from our knowledgeable and highly trained employees, who we refer to as "outfitters". We also offer an e-commerce experience, extensive in-store events and educational programming. These core strategies help position Sportsman’s Warehouse as the “local outdoor experts” and the preferred place to not only shop, but to also share outdoor-based experiences in the communities we support and serve. We are working to grow our loyal customer base in existing markets, increase our omni-channel presence in both new and existing markets to capture new customers, and build our brand awareness as the local destination for hunting and fishing, which we believe will drive our growth and profitability.

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 146 stores across 32 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 75,000 gross square feet, with an average size of approximately 37,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our value engineered store layout requires lower initial cash investments to build out and our stores generally require less square footage than the stores of our large retail competitors. We also have a large assortment and offering of firearms available online for in-store purchase and buy-online-pickup-in-store. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 35,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), margins and returns on invested capital across a range of store sales volumes. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

Our Competitive Strengths

We believe the following competitive strengths allow us to capitalize on the growth opportunity within the outdoor activities and sporting goods market:

Differentiated Shopping Experience for the Seasoned Outdoor Veteran, the First-Time Participant and Everyone in Between. We place great emphasis on providing an inviting and engaging store experience for customers of all experience levels. For the seasoned outdoor veteran, we offer a one-stop, convenient store layout that promotes “easy-in, easy-out” access to replenish supplies, learn about local conditions and test products. We also serve first-time participants and casual users who are interested in enjoying the outdoors but enter our store without a clear sense for the equipment needed for their chosen activity. Our highly trained outfitters, who often are local outdoor enthusiasts and users of the products we sell, engage and interact with our customers in order to educate them and equip them with the right gear. Our outfitters draw upon formal vendor sales training as well as first-hand experiences from using our products in local conditions. This selling approach allows us to offer a broad range of products and to deliver a shopping experience centered on the customer’s needs, which we believe results in increased customer loyalty, repeat visits and frequent referrals to other potential customers.

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store and online offerings and features, including the use of technology to provide fishing reports and social media sharing with local market information for customers, access to hunting and fishing licenses, indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we host a variety of in-store programs (such as ladies’ nights and local events), contests (such as free-to-enter big-game trophy contests), thousands of educational seminars (such as turkey frying, outdoor cooking, and firearm operation and safety). These programs are all designed to help our customers connect with the outdoors and build the skills necessary to maximize enjoyment of their chosen activities. As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which drives traffic and fosters a sense of community and customer loyalty.

Our in-store experience is further complimented by our e-commerce experience available on our website, sportsmans.com. We also offer the ability for our customers to buy our product on-line and pick up their order in any of our stores.

Comprehensive Locally Relevant Merchandise Serving the Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

•
Locally Relevant Merchandise: We carry approximately 25,000 stock-keeping units (“SKUs”) on average in a single store, out of Sportsman’s Warehouse’s total current offering of over 160,000 SKUs. Each store’s merchandise is tailored to meet local conditions and consumer demand, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.
•
Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best hard goods at everyday value prices. Approximately 46% of our unit sales and 20% of our dollar sales during fiscal year 2024 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our specially curated array of in-stock consumable goods appeals to a broad range of customers and drives repeat traffic as well as increased average ticket value. We also carry a large omni-channel hunting and shooting sports offering.
•
Strong Vendor Relationships: We believe our vendors find our brand-centric, high-service store concept to be unique among national specialty outdoor retailers. Our attractive store locations, consistent presentation of merchandise and thorough product training present a compelling opportunity for our vendors to offer their brands to local markets. As a result, we believe we are able to negotiate favorable terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through everyday value prices, enhanced access to certain products that are limited in production and special make-up products sold exclusively at Sportsman’s Warehouse.

Flexible and Adaptable Real Estate Strategy. We believe that our store model is a competitive advantage that enables us to better address the needs of markets of varying sizes and geographies. Our stores vary in size from approximately 7,500 to 75,000 gross square feet. We have had success with leasing existing sites, constructing new build-to-suit sites and purchasing existing stores and converting them to the Sportsman’s Warehouse brand. Our flexible store model permits us to serve both large metropolitan areas, like Phoenix, Arizona, and smaller MSAs, like Soldotna, Alaska, while generating consistent four-wall Adjusted EBITDA margins and returns on invested capital across a range of store sales volumes. In small- to medium-sized markets, we are often able to establish ourselves as a standalone destination for our customers; in larger markets, we have successfully leveraged existing infrastructure to open stores in shopping plazas near complementary retailers, drawing upon existing foot traffic. We believe our low-cost, flexible model allows us to access both large and small markets more economically than many of our peers.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets after the first 24 month period after opening the new store. Our typical new store requires an average net investment of approximately $2.9 million, consisting of capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $1.8 million. We target a pre-tax return on invested capital after the first 24 month period after opening of over 40% excluding initial inventory cost (or over 20% including initial inventory cost). We currently plan to open one new store in fiscal year 2025 and we continue to evaluate our short-term strategy related to opening new stores. As of the end of fiscal year 2024, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of 10.0%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 63% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

New Store Growth Opportunity within Existing and New Markets. As of February 1, 2025, we operated 146 stores across 32 states, primarily in the Western United States and Alaska. We believe our leadership position in the Western United States and our expansion in other geographical regions of the United States, combined with our existing scalable infrastructure, provides a strong foundation for further expansion within our core markets as well as expanding into new geographies.

Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the outfitters in our stores. Our senior management team has an average of over 20 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, marketing and e-commerce, finance, compliance, store operations, supply chain management and information technology.

Our Growth Strategy

We are pursuing a number of strategies designed to continue our growth and strong financial performance, including the following:

Leveraging Our Omni-Channel Presence and Increasing Our Same Store Sales Growth. We are committed to leveraging our omni-channel retail presence and increasing same store sales through a number of ongoing and new initiatives, including (i) improving the customer experience on our website through continuous category optimization and personalization and product recommendations for online shopping, (ii) growing our consumer databases and leveraging them to drive revenue and the long term value of our customers, (iii) building depth and focus in our product assortment in stores, including locally curated brands and leveraging our e-commerce platform to increase the SKU count online (with the assistance of our vendor partners through drop ship and our Federal Firearms License (“FFL”) dealer partners), (iv) enhancing our brand awareness to be the local destination for hunting and fishing by leveraging our marketing platforms, creating unique online content using our outfitters and local influencers and providing exclusive online informational and education content, including news, buyer’s guide and how to’s, accessory finders, and wild game recipes, and (v) establishing Sportsman's Warehouse as the go-to authority in personal protection. Each of these ongoing and new initiatives is designed to foster additional shopping convenience, add deeper merchandise selection and provide more engaging product information to the customer. We believe these initiatives will continue to drive omni-channel traffic, improved conversion and increased average ticket value.

Continuing to Enhance Our Operating Margins. We believe our store base allows us to take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, increasing sales of used firearms, selling more firearm service plans, and focusing on improved in-stocks for key items that customers expect to find daily.

Growing the Sportsman’s Warehouse Brands. We are committed to supporting our stores, product offerings and brand through a variety of marketing programs, private label offerings and corporate partnerships. Our marketing and promotional strategy includes coordinated digital and social media platforms, print, as well as our internal data base of loyalty customers. In-store, we offer a wide range of outdoor-themed activities and seminars, from turkey frying to firearm operation and safety. In addition, we sponsor community outreach and charity programs to more broadly connect with our local communities with the aim of promoting our brand and educating consumers.

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

Expanding Our Store Base. Over the last three fiscal years, we have opened an average of eight stores per year. We plan to open one new store in fiscal year 2025 as we continue to re-evaluate our short-term growth strategy. Our current longer-term plans will continue to include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, omni-channel capabilities, information technology, loss prevention and outfitter training, is capable of sustaining our current growth plans without significant additional capital investment, although we may determine to invest in our existing infrastructure to prepare for future growth.

Our Stores

We operate 146 stores across 32 states as of February 1, 2025. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 37,000 gross square feet.

The following table lists the location by state of our 146 stores open as of February 1, 2025:

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

The retail stores and the distribution center have loss prevention teams who monitor approximately 50 cameras at each store and 250 cameras at the distribution center. These cameras are observed locally and centrally at our headquarters in our dedicated surveillance room. Our systems are a key factor in our shrink rates of less than 1.5% and an important component of our comprehensive compliance program.

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

Our typical store location ranges in size from 7,500 to 75,000 gross square feet. Our net investment to open a new store is approximately $2.9 million, consisting of capital investments, net of tenant allowances. In addition, we stock each new store with initial inventory at an average cost of approximately $1.8 million. After the first 24 month period after opening a new store, we target a four-wall Adjusted EBITDA margin of more than 10% and a pre-tax return on invested capital of over 40% excluding initial inventory cost (or over 20% including initial inventory cost). We currently plan to open one new store in fiscal year 2025 and we continue to evaluate our short-term strategy related to opening new stores.

Omni-Channel Strategy

We believe our website is an extension of our brand and our retail stores. The majority of our customers begin their shopping journey online, and our omnichannel marketing strategy reflects this reality. Our approach emphasizes customer engagement through their preferred digital marketing channels. Our website, www.sportsmans.com, serves as both a sales channel and a platform for marketing and product education, enabling us to connect more deeply with the outdoor community across all our localities. In addition to offering merchandise similar to what is available in our retail stores, our website provides a substantial amount of additional assortment. Regulatory restrictions create structural barriers to the online sale of certain products, such as firearms, ammunition, specific types of cutlery, propane, and reloading powder. Consequently, this portion of our business is more insulated from competition with online-only retailers.

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

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We are also highly engaged with hundreds of thousands of social media followers on our Facebook and Instagram pages. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We leverage technology that aggregates customer location, browsing behavior and purchase history to present a personalized shopping experience. We gather thousands of feedback data points near real-time from our customers and measure the customer satisfaction (“CSAT”) as an item of our performance measurement from various surveys on the website and leverage direct customer feedback to improve our online shopping experience. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2024, our website received more than 112 million visits with e-commerce driven sales in excess of 20% of total sales, which we believe demonstrates our position as a leading resource for outdoor products and product education.

Our Products and Services

Merchandise Strategy

We offer a broad range of products at a variety of price points and carry a deep selection of branded merchandise from well-known manufacturers, such as Browning, Carhartt, Coleman, Columbia Sportswear, Federal Premium Ammunition, Honda, Johnson Outdoors, Crispi, Camp Chef, Shakespeare, Shimano, Smith & Wesson and Ruger. To reinforce our convenient shopping experience, we offer our products at everyday value prices. We believe our competitive pricing strategy supports our strong value proposition, instills price confidence in both our customers and our sales associates, and is a critical element of our competitive position.

We believe we offer a wider selection of outdoor hard goods than many of our competitors. We employ a good, better, best merchandise strategy, with an emphasis on “better” products that meet the needs of customers of all experience levels. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large array of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. During fiscal year 2024, sales of consumable goods accounted for approximately 46.0% of our unit sales and 20.0% of our dollar sales. We believe the sale of consumables and replenishment items drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Weatherby, Camp Chef and various others. These products are designed and priced to complement our branded assortment, by rounding out the offering and ensuring customer choices for good, better and best within key product categories. During fiscal year 2024, private label offerings accounted for approximately 4.4% of our total sales with special make-up offerings accounting for an additional 2.5% of our total sales. This combined total of 6.9% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

In addition to outfitting our customers with the correct gear, we provide our customers with value-added, technical support services, such as gunsmithing and firearm service plans. Our stores offer full-service archery technician services, fishing-reel line winding, scope mounting and bore sighting, and cleaning services. We also help participants enjoy the outdoors responsibly by issuing hunting and fishing licenses. We believe the support services provided by our highly trained outfitters differentiate us from our competitors, increase customer loyalty and drive repeat traffic to our stores.

Products

Our stores are organized into six departments. The table below summarizes the key product lines by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment, and shooting gear
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts

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

Hunting and Shooting has historically been the largest contributor to our sales. Hunting and Shooting department products are generally sold at significantly higher price points than other merchandise, but often have lower margin percentages. Fishing is our third largest category and we experienced sales growth in Fishing during fiscal year 2024. We believe Fishing, with its higher gross margins and appeal to a broad, growing demographic, represents one of our greatest areas of opportunity for growth.

The following table shows our sales during the past three fiscal years presented by department:

		Fiscal year Ended
		February 1,	February 3,	January 28,
Department	Product Offerings	2025	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.2%	12.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	8.8%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.3%	8.9%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3%	7.2%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	57.4%	54.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.8%	6.5%	7.1%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 11.7% of our net sales during fiscal year 2024. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports, Rustic Ridge Tents and Lost Creek Coolers.

Apparel. Apparel represented approximately 7.5% of our net sales during fiscal year 2024 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia and Sitka. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label t-shirts.

Fishing. Fishing represented approximately 10.3% of our net sales during fiscal year 2024 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, RoundRocks Fly Supply Co., Orvis and Shimano.

Footwear. Footwear represented approximately 6.3% of our net sales during fiscal year 2024 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Crispi, Danner, Keen, Merrell, and Hey Dude.

Hunting and Shooting. Hunting and shooting is our largest merchandise department, representing approximately 57.4% of our net sales during fiscal year 2024. Products such as firearms, ammunition, firearm cleaning supplies, firearm safety and storage, and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting department includes brands such as Federal Premium Ammunition, Hornady, Browning, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 6.8% of our net sales during fiscal year 2024. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty and Co-Branded Credit Card Programs

We have a loyalty program through which our customers are able to earn “points” towards Sportsman’s Warehouse gift cards on most of their purchases. The program is free to join and accepted both online and in-stores for purchases and the use of redemption cards. As of February 1, 2025, we had more than 4.9 million participants in our loyalty program and approximately 53% of our revenue is generated from our loyalty customers.

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

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2024, we purchased merchandise from approximately 1,100 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

Our sourcing organization is currently managed by our merchant team in our corporate headquarters. We also have field merchants that coordinate certain merchandising functions at the store level to provide a more localized merchandising model. To ensure that our product offerings are tailored to local market conditions and demand, our merchant teams regularly meet one-on-one with our vendors, and attend trade shows, review trade periodicals and evaluate merchandise offered by other retail and online merchants. We also frequently gather feedback and new product reviews from our store management and outfitters, as well as from reviews submitted by our customers. We believe this feedback is valuable to our vendor-partners and improves our access to new models and technologies.

Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. We believe our current distribution center is sufficient to meet our needs for at least the next two years. The distribution center supports replenishment for all stores. We use preferred carriers for replenishment to our retail stores. The majority of our direct-to-consumer e-commerce orders are fulfilled by our 146 retail stores with additional orders fulfilled by our distribution center. We ship merchandise to our e-commerce customers via small parcel delivery. Our experienced distribution management team leads a staff of approximately 400 outfitters at peak inventory levels heading into the fourth quarter.

The distribution center has dynamic systems and processes that we believe can accommodate continued new store growth. We use Warehouse Management System (“WMS”) technology from Korber, to manage all activities. The system is highly adaptable and can be easily enhanced to accommodate new business requirements. For example, our WMS enabled us to support full omni-channel distribution under one roof by allowing us to comingle inventory to optimize space requirements and labor. Additionally, we have adopted customized radio frequency and voice-directed technology to handle the specific requirements of our operations. We have the capability to both case pick and item pick, which is designed to ensure that our stores have sufficient quantities of product while also allowing us to maintain appropriate in-stock levels. This balance allows us to effectively manage inventory and maximize sales in stores.

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

Our regional and national advertising programs emphasize seasonal requirements for hunting, fishing and camping in our various store geographies. Our marketing and advertising tactics continue to evolve, as we are moving away from traditional platforms, into a data-driven, digitally-centric approach. Our media investment will tactically be allocated against the entire marketing funnel, ensuring that we are creating personalized messaging to our core segments, across their respective customer journey. Measurement and attribution will be key in understanding how our marketing investment is driving growth to the business. Our total marketing expense for fiscal year 2024 was approximately $17.4 million.

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

Information Technology

Business-critical information technology (“IT”) systems include the following: supply chain, merchandise, point-of-sale (“POS”), WMS, e-commerce, loss prevention and financial and payroll. Our IT infrastructure is designed to be able to access real-time data from any store or channel. The network infrastructure is designed to allow us to quickly and cost effectively add new stores to the wide area network (“WAN”). Our critical systems are backed up via offsite storage and are supported by backup generators increasing our ability to remain operational in the event of a power failure. Each of our locations have redundant network connections, designed to reduce the potential for network outages.

We have implemented software for all of our major business-critical systems. Key operating systems include enterprise resource planning (“ERP”), system application processing (“SAP”) Commerce for our e-commerce channel, and Java point of sale (“JPOS”) for in-store functionality, and WMS. Our physical infrastructure is also built on products from vendors such as Cisco, Dell, Oracle Sun and VMWare. In fiscal year 2025, we expect to make substantial capital expenditures related to strategic technological investments.

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

Our Market and Competition

Our Market

We compete in the large, growing, and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line, multi-activity retailers. We believe, based on the 2022 U.S. Fish and Wildlife national survey published in September of 2023 and conducted once every five years, that U.S. outdoor activities and sporting goods retail sales total over $170 billion annually. The U.S. outdoor activities and sporting goods sector consists of three primary categories—equipment, apparel, and footwear—each containing distinct product sets to support a variety of activities, including hunting, fishing, camping, and shooting, as well as other sporting goods activities.

We believe growth in the U.S. outdoor activities and sporting goods market is driven by key trends focused on enhancing performance and enjoyment while participating in these activities. This includes new product introductions, participation levels, and the resilience of consumer demand for purchases in these categories compared to other discretionary categories. We expect these factors to continue fostering growth in the outdoor activities and sporting goods market in the future.

Within the retail sporting goods sector, we primarily operate in the outdoor equipment, apparel, and footwear segment, which includes hunting and shooting, fishing, camping, hiking, and boating. Participation in these activities remains strong and continues to grow. According to the 2022 U.S. Fish and Wildlife national survey, anglers and hunters spent more than $60 billion on equipment in 2022, which is approximately 40% higher than the amount reported in the 2016 survey. Additionally, the number of participating anglers and hunters increased by approximately 11% and 25%, respectively, from 2016 to 2022.

Furthermore, we believe specialty retailers have generated incremental sales volume by expanding their presence, particularly in smaller underserved communities, increasing customers’ access to products that were previously less available. The nature of the outdoor activities we cater to often requires recurring purchases throughout the year, resulting in high conversion rates among customers. For example, active anglers typically purchase various fishing tackle throughout the year based on seasons and changing conditions. Hunting with firearms is often accompanied by recurring purchases of ammunition and cleaning supplies, as well as multiple firearm styles for different types of game.

Competition

We believe the principal competitive factors in our industry are product selection, including locally relevant offerings, value pricing, convenient locations, technical services, and customer service. Some of our competitors operate a larger number of stores and have a greater market presence, name recognition, and more financial, distribution, marketing, and other resources than we do. However, we believe we compete effectively through our distinctive branded selection, superior customer service, and commitment to understanding and providing merchandise relevant to our target customer base. We cater to outdoor enthusiasts and possess both an in-depth knowledge of the technical outdoor customer and a “grab-and-go” store environment that uniquely meets their need for value and convenience. Our flexible store format, combined with our low-cost, high-service model, enables us to enter and serve smaller markets that our larger competitors cannot penetrate as effectively.

Additionally, certain legal restrictions exist on the sale of some of our product offerings, such as firearms, ammunition, certain cutlery, propane, and reloading powder, which create structural barriers to competition from many online retailers. Over the past few years, several big-box retailers have either exited or significantly reduced their exposure to the hunting and shooting sports categories due to increasing federal, state, and local regulations. Given our strong position in the hunting and shooting sports market, we believe we are well-positioned to meet consumer demand in these large categories.

Our principal competitors include:

•
Independent, local specialty stores with locally relevant but often limited product offerings
•
Other specialty retailers that compete with us across a significant portion of our merchandising categories through retail stores, catalogs, or e-commerce businesses
•
Large-format sporting goods stores and chains
•
Mass merchandisers, warehouse clubs, discount stores, and department stores
•
Online retailers with deep offerings in our product categories

Independent, Local Specialty Stores. These stores generally range in size from approximately 2,000 to 10,000 square feet and typically focus on one or more specific product categories, such as hunting, fishing, or camping.

Other Specialty Retailers. Some of the specialty retailers that compete with us across multiple merchandising categories are large-format retailers, with stores typically ranging from 40,000 to 250,000 square feet. These retailers aim to offer a broad selection of merchandise focused on hunting, fishing, camping, and other outdoor categories. Some combine retail with outdoor entertainment and theme attractions. We believe the number of these stores that can be supported in any single market area is limited due to their large size and significant per-store buildout cost.

Other specialty retailers are smaller chains that typically offer a broad selection of merchandise in one or more of the following categories—hunting, fishing, camping, or other outdoor activities. We believe we offer a broader and deeper selection of merchandise and specialized services than these retailers.

Large-Format Sporting Goods Stores and Chains. These stores generally range from 20,000 to 80,000 square feet and offer a broad selection of sporting goods, including baseball, basketball, football, and home gyms, in addition to hunting, fishing, and camping. However, we believe the amount of space dedicated to outdoor product categories in these stores limits their offerings in these areas.

Mass Merchandisers, Warehouse Clubs, Discount Stores, and Department Stores. Retailers in this category with physical locations generally range from approximately 50,000 to over 200,000 square feet and are primarily located in shopping centers, free-standing sites, or regional malls. Hunting, fishing, and camping merchandise and apparel represent a small portion of these stores’ assortments and total sales.

Online Retailers. E-commerce is a growing sales channel, and we face competition from various online retailers offering a wide range of products in our categories. These competitors include e-commerce-only retailers as well as many of the retailers mentioned above that also have an online presence.

There are approximately 47,000 Type 01 FFLs in the United States today, of which only approximately 5,100 are currently held by national or regional specialty stores. Since FFLs are issued at the store level, these statistics imply that almost 90% of the market is fragmented among small independent retailers. We believe this fragmentation within the total addressable market presents an attractive opportunity for us to continue to expand our market share, as customers increasingly prefer a broad and appealing selection of merchandise, competitive prices, high levels of service and one-stop shopping convenience.

Seasonality

Net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters because of the openings of hunting seasons across the country and consumer holiday buying patterns. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. On average, over the last three fiscal years, we have generated approximately 26.4% and 28.0% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. We anticipate our net sales will continue to reflect this seasonal pattern. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Regulation and Compliance

Regulation and Legislation

We operate in a highly regulated industry. There are a number of federal, state and local laws and regulations that affect our business. In every state in which we operate, we must obtain various licenses and/or permits in order to operate our business.

Because we sell firearms at all of our retail stores, we are subject to regulation by the Bureau of Alcohol, Tobacco, Firearms and Explosives (the “ATF”). Each store has its own Federal Firearms License ("FFL") that permits the sale of firearms, and our distribution center has obtained an FFL to store and distribute firearms. Certain states require a state license to sell firearms and/or ammunition and we have obtained these licenses for the states in which we operate that have such a requirement.

We must comply with federal, state and local laws and regulations, including the National Firearms Act of 1934 (the “NFA”), the Gun Control Act of 1968 (the “GCA”), the Arms Export Control Act of 1976 and provisions of the Internal Revenue Code of 1986, applicable to the Firearms and Ammunition Excise Tax, all of which have been amended from time to time. The NFA and GCA require our business to, among other things, maintain FFLs for our locations and perform a pre-transfer background check in connection with each firearm purchase. We perform this background check using either the FBI-managed National Instant Criminal Background Check System (“NICS”), or a comparable state government-managed system that relies on NICS and any additional information collected by the state. These background check systems either confirm that a transfer can be made, deny the transfer or require that the transfer be delayed for further review, and provide us with a transaction number for the proposed transfer. We are required to record the transaction number on an ATF Form 4473 and retain this form in our records for auditing purposes for the entire duration we are in business.

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

On September 13, 1994, the Federal Assault Weapons Ban (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. In September 2004, Congress declined to renew the AWB. In the years following the expiration of the AWB, various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which apply to the products we sell in other states. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have enacted laws and regulations that place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases, some other states require the presentation of a firearms ownership identification card or permit in order to acquire ammunition products; Florida, Washington, and most recently, Colorado have passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on all gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products.

The Protection of Lawful Commerce in Arms Act (“PLCAA”), which became effective in October 2005, prohibits civil liability actions from being brought or continued in any federal or state court against federally licensed manufacturers, distributors, dealers or importers of firearms or ammunition for damages, punitive damages, injunctive or declaratory relief, abatement, restitution, fines, penalties or other relief resulting from the criminal or unlawful misuse of a qualified product by third parties. PLCAA has six narrow exceptions which permits legitimate lawsuits such as traditional product liability actions or instances of unlawful conduct by a manufacturer or seller of a qualified product to proceed.

Several states have immunity statues in place similar to the PLCAA. However, California, Colorado, Delaware, Hawaii, Illinois, Maryland, New Jersey, New York and Washington recently enacted state legislation in the past five years that allow firearm dealers, manufacturers, and importers to engage in marketing or sales activities as defined in the legislation.

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

State, local, and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, Oregon passed a ballot measure that bans firearms and magazines with a capacity of over ten rounds, and that, among other things, imposes complex permitting and training requirements for the purchases of firearms. On December 6, 2022, a state circuit court judge in Oregon temporarily blocked the enforcement of such legislation and later granted a permanent injunction on

November 21, 2023. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court.

Recently, on March 12, 2025, the Oregon Court of Appeals ruled that the ballot measure is constitutional under Oregon's state constitution and gave the plaintiffs 35 days to appeal the decision. As a result, sales of firearms in Oregon may be halted or substantially diminished until all permitting and training programs are fully developed by the state and/or law enforcement agencies. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. A pending bill in the Oregon House (HB 3075) seeks to delay the implementation of the permitting requirement until July 2026 and provides for certain exemptions (notably for law enforcement and military members). We currently operate eight stores in the State of Oregon.

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

Compliance

We are routinely inspected by the ATF and various state agencies to ensure compliance with federal, state and local laws and regulations. While we view such inspections as a starting point, we employ more comprehensive internal compliance inspections to help ensure we follow and are compliant with all applicable laws and regulations. With the IT infrastructure systems we have in place, certain components of inspections can be done remotely. In order to maintain compliance with the applicable federal, state and local laws and regulations, we have implemented company-wide standard operating procedures that apply to the sale of firearms and ammunition. All relevant outfitters are trained in accordance with the policies and procedures regarding the sale of ATF regulated items.

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

Data Privacy

In the ordinary course of business, we collect, receive, store, process, generate, use, transfer, disclose, make accessible, protect, secure, dispose of, transmit, and share (collectively, “process”) personal data, such as our outfitters and consumer information. Accordingly, we are subject to numerous data privacy and security obligations, including federal, state, and local laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements and other obligations related to data privacy and security.

These frameworks are evolving and may impose potentially conflicting obligations. Such obligations may include, without limitation, the Federal Trade Commission Act, the California Consumer Privacy Act of 2018, (“CCPA”), industry standards, such as the Payment Card Industry Data Security Standard (“PCI DSS”), and wiretapping laws. The CCPA is an example of the increasingly stringent and evolving regulatory frameworks related to personal data processing that may increase our compliance obligations and exposure for any noncompliance. For example, the CCPA applies to personal data of consumers, business representative, and employees who are California residents, imposes specific obligations on covered businesses, provides for fines and allows private litigants affected by certain data breaches to recover significant statutory damages.

In addition, numerous other U.S. states have enacted comprehensive data privacy laws, and similar laws are being considered at the federal, state, and local levels.

Human Capital

We appreciate the importance of retention, growth and development of our outfitters. We strive to provide competitive compensation and benefits packages, opportunities for advancement, and extensive training programs and learning opportunities for our outfitters.

As of February 1, 2025, we had approximately 5,100 total outfitters. Of our total outfitters, approximately 200 were based at our corporate headquarters in West Jordan, Utah, approximately 400 outfitters were based at our distribution center and approximately 4,500 outfitters worked in our stores. As of February 1, 2025, we had approximately 2,050 full-time outfitters and approximately 3,050 part-time outfitters, who are primarily based in our stores. None of our outfitters are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages.

We believe we offer competitive compensation and benefits packages. We are also focused on understanding the strengths and opportunities that come from within our workforce, which is made up of outfitters with varied experience, expertise, and backgrounds, and strive to execute on a strategy to support further progress in building out those existing outfitter capabilities. As our outfitters are often outdoor enthusiasts, we offer a discount program to our outfitters. We believe our level of outfitter store patronage and outfitter expertise are unique among our competitors in this industry and enhances our differentiated shopping experience.

We believe that the recruitment, training and knowledge of our outfitters and the consistency and quality of the service they deliver are central to our success. We emphasize deep product knowledge for store managers and sales associates during both the hiring and training stages. We hire most of our sales associates for a specific department or product categories. Our managers and sales associates undergo focused sales training, consisting of both sales techniques and specialized product instruction, both immediately upon hiring (approximately 20 hours) and continuing throughout their career (approximately 16 hours annually thereafter). For example, in our hunting department, all outfitters receive an additional nine hours of training on ATF and company policies initially upon hire, with continuing education throughout the year. Our store managers complete two to six months of on-the-job training at another store with a Sportsman’s Warehouse district manager, as part of which they receive approximately 80 hours of dedicated managerial training and instruction. Our department heads receive extensive online training as well as on-site instruction, totaling approximately 40 hours. As a result of these programs, our outfitters are highly trained to provide friendly and non-intimidating education, guidance and support to address our customers’ needs.

We have shifted our nomenclature to refer to our employees as "Outfitters," a title that better reflects the unique, outdoor-focused culture we are building and the expertise our employees possess. More than just a name change, this shift has influenced our job postings, training, and various aspects of the work experience for the purpose of fostering an Outfitter mindset. In addition, we collaborated with outfitters across the company to establish a formal set of Core Values that embody the mindset and behaviors we seek to recruit, develop, and recognize within our organization. These values include:

▪
Outfitters Serving Outdoor Enthusiasts
▪
Adventures are Better Together

▪
Trust is Our North Star
▪
Hitting the Mark
▪
Pioneering Spirit

We are bringing these values to life through a company-wide communication campaign, leadership development, and recognition program.

One of our unique assets is a designated training room located at our headquarters. Our training room is used frequently for company-wide training programs and by vendors to stage training demonstrations for new products. Training room sessions are broadcast real-time in high definition to each store location and are recorded for future viewing. Vendor training is particularly interactive, permitting vendor representatives to present a uniform message simultaneously to all outfitters, while allowing managers and sales staff in individual stores to ask questions and provide real-time feedback on products. This system increases vendors’ product knowledge reach and provides more effective training to our outfitters. Training room sessions are especially important for technical products that have numerous design features and a high unit price, because they enable our sales associates to better educate customers and provide additional assurance that a given product fits the customer’s needs.

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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products and expose us to compliance and litigation risks, which could materially affect our operations and financial results. These laws may, and do, change, sometimes significantly, as a result of political, economic or social events. For instance, Colorado and Washington passed legislation that, among other things, raises the minimum age to purchase certain firearms from 18 to 21 and imposes multi-day waiting period on gun purchases. In addition, Florida has also raised the minimum age for firearms purchases to 21 with some exceptions, and in November 2022, the State of Oregon passed a ballot measure that will ban firearms and magazines with a capacity of over ten rounds, and that will, among other things, impose complex permitting and training requirements for the purchases of firearms. Some of the federal, state or local laws and regulations that affect our business and demand for our products include:

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

State, local, and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, Oregon passed a ballot measure that bans firearms and magazines with a capacity of over ten rounds, and that, among other things, imposes complex permitting and training requirements for the purchases of firearms. On December 6, 2022, a state circuit court judge in Oregon temporarily blocked the enforcement of such legislation and later granted a permanent injunction on November 21, 2023. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court.

Recently, on March 12, 2025, the Oregon Court of Appeals ruled that the ballot measure is constitutional under Oregon's state constitution and gave the plaintiffs 35 days to appeal the decision. As a result, sales of firearms in Oregon may be halted or substantially diminished until all permitting and training programs are fully developed by the state and/or law enforcement agencies. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin. A pending bill in the Oregon House (HB 3075) seeks to delay the implementation of the permitting requirement until July 2026 and provides for certain exemptions (notably for law enforcement and military members). We currently operate eight stores in the State of Oregon.

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

Risks Related to Our Retail Operations

Our retail-based business model is impacted by general economic and market conditions, such as elevated interest rates and inflationary pressures, economic, market and financial uncertainties that may cause a decline in consumer spending, that may adversely affect our business, operations, liquidity, financial results and stock price.

During fiscal years 2024 and 2023 we saw decreased revenue and operated at a net loss as a result of elevated inflationary pressures on our consumers discretionary spending, as well as, elevated interest rates and higher energy costs and fuel prices. As a retail business that depends on consumer discretionary spending, we may continue to be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, fluctuations in home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns, adverse or unseasonal weather conditions and uncertainty related to any health crisis. If we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, whether as a result of a pandemic, evolving macroeconomic conditions or geopolitical events, or otherwise, we may need additional liquidity to maintain our operations depending on how long these events impact our operations. Such events could adversely impact our sales and/or cause the temporary closure of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

The outdoor activities and sporting goods market is highly fragmented and competitive. Some of our competitors have a larger number of stores, and greater market presence (both brick and mortar and online), name recognition and financial, distribution, marketing and other resources than we have. Other competitors have recently announced strategic partnerships with retailers that will allow those competitors to enter our markets that they historically have not competed in. As a result of this competition, we may need to spend more on advertising and promotion than we anticipate. In addition, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. If our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations or in locations with high concentrations of our e-commerce business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors, such as Walmart, do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader array of competing products or partner with our competitors to offer such products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

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

Our same store sales may vary from quarter to quarter, and an unanticipated decline in net sales or same store sales may cause the price of our common stock to fluctuate significantly. A number of factors have historically affected, and will continue to affect, our same store sales results, including:

•
macroeconomic factors, such as political trends, social unrest, inflationary pressures, slow growth or recessionary trends, decreased consumer confidence and availability of credit, increased consumer debt levels, new or increased tariffs, labor shortages and unemployment trends, monetary supply shifts, elevated interest rates, tightening of credit markets, potential disruptions from international hostilities and pandemics or other public health threats;
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
•
atypical weather, natural disasters, and climate change;
•
new product introductions and changes in our product mix; and •changes in pricing and average ticket sales.

Our operating results are subject to seasonal fluctuations.

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 26.4% and 28% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft (including from organized retail crime), and other causes. We continue to experience elevated levels of inventory shrink relative to historical levels, which has adversely affected, and could continue to adversely affect, our results of operations and financial condition. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, customer experience, and results of operations. In addition, sustained high rates of inventory shrink at certain stores could impact the profitability of those stores and result in the impairment of long-term assets.

We currently rely on a single distribution center for our business, and if there is a natural disaster or other serious disruption at such facility, we may be unable to deliver merchandise effectively to our stores or customers.

We currently rely on a single distribution center in Salt Lake City, Utah for our business. Any malfeasance or natural disaster or other serious disruption at such facility due to fire, tornado, earthquake, flood or any other weather-related cause could damage our on-site inventory or impair our ability to use such distribution center. While we maintain business interruption insurance, as well as general property insurance, the amount of insurance coverage may not be sufficient to cover our losses in such an event. Any of these occurrences could impair our ability to adequately stock our stores or fulfill customer orders and harm our operating results.

Dynamic freight costs could adversely affect our business, financial condition, results of operations and our ability to accurately predict financial results.

Freight costs represent a significant portion of the cost of our products. We have experienced highly variable transportation and logistics costs over the last four years. While moderating in fiscal year 2024, we believe dynamic conditions may continue in future fiscal years. Freight rates on our products are affected by a myriad of factors, including the global economy, tariffs, petroleum prices, carrier labor relations, congestion at U.S. ports and ocean freight carrier capacity.

We have experienced in the past, and may experience in the future, supply chain disruptions and delays of the supply of products from our vendors, which may have an adverse impact on our net sales and profitability.

We depend on merchandise purchased from our vendors to obtain products for our stores. We have no contractual arrangements providing for continued supply from our key vendors, and our vendors may discontinue selling to us at any time. Changes in commercial practices of our key vendors or manufacturers, such as changes in vendor support and incentives or changes in credit or payment terms, could also negatively impact our results. If we lose one or more key vendors or are unable to promptly replace a vendor that is unwilling or unable to satisfy our requirements with a vendor providing equally appealing products at comparable prices, we may not be able to offer products that are important to our merchandise assortment. Additionally, our inability to obtain merchandise in a timely or cost-effective manner from major suppliers as a result of business decisions by suppliers, including the expansion of direct-to-consumer programs by our vendors, or disruptions in the global transportation network or our supply chains, could have a material adverse effect on our business, financial condition, and results of operations.

We also are subject to risks, such as the price and availability of raw materials and fabrics, labor disputes, union organizing activity, strikes, inclement weather, natural disasters, public health events (such as pandemics), war and terrorism and adverse general economic and political conditions, that might limit our vendors’ ability to provide us with quality merchandise on a timely and cost-efficient basis. We may not be able to develop relationships with new vendors, and products from alternative sources, if any, may be of a lesser quality and more expensive than those we currently purchase, as well as may result in delays in shipment from our supply chain and to consumers. Any delay or failure in offering products to our customers could have a material adverse impact on our net sales and profitability.

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions, including new tariffs and duties upon imports from these foreign countries could adversely affect our ability to source merchandise and operating results.

In fiscal year 2024, approximately 3.6% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas, adverse fluctuations of foreign currencies and geopolitical turmoil, and any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict.

The new U.S. presidential administration has imposed additional tariffs, duties and trade restrictions on imports into the United States from Canada, China and Mexico, which could lead to increased expenses and delays in shipments. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and trade restrictions on U.S. goods. Any trading conflict and related escalating governmental actions that result in additional tariffs, duties and trade restrictions could cause a disruption or delay of imports from foreign locations and likely increase the cost or reduce the supply of merchandise available to us which would adversely affect our operating results.

Finally, potential changes in federal restrictions on the importation of firearms and ammunition products could affect our ability to acquire certain popular brands of firearms and ammunition products from importers and wholesalers, which could negatively impact our net sales until replacements in the United States can be obtained, if at all.

We and the third parties with whom we work are subject to stringent and evolving U.S. obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to adverse business consequences.

In the ordinary course of business, we process personal data (including, in the case of certain customers, social security numbers and payment information) and other sensitive information, including proprietary and confidential business data, trade secrets, intellectual property, sensitive third-party data, business plans, transactions, and financial information (collectively, sensitive data). These processing activities subject us to numerous data privacy and security obligations, such as various laws, regulations, guidance, industry standards, external and internal privacy and security policies, contractual requirements, and other obligations relating to data privacy and security.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws(e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA imposes obligations on covered businesses regarding their processing of personal data and provides for fines and a private right of action for certain data breaches. Similar laws are being considered in several other states, as well as at the federal and local levels, and we expect more states to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. Our inability or failure to do so could result in adverse consequences, such as threats of class-action litigation alleging violations of wiretapping laws.

In addition to data privacy and security laws, we are contractually subject to industry standards adopted by industry groups, such as the PCI DSS, and we are, and may become in the future subject to such obligations. We rely on vendors to process payment card data, and those vendors are subject to PCI DSS, and our business may be negatively affected if our vendors are fined or suffer other consequences as a result of PCI DSS noncompliance.

We are also bound by other contractual obligations related to data privacy and security, and our efforts to comply with such obligations may not be successful.

We publish privacy policies, marketing materials, and other statements concerning data privacy and security. Regulators in the United States are increasingly scrutinizing these statements, and if these are found to be deficient, lacking in transparency, deceptive, unfair, misleading, or misrepresentative of our practices, we may be subject to investigation, enforcement actions by regulators, or other adverse consequences.

Our business is materially reliant on revenue from behavioral, interest-based, or tailored advertising (collectively, “targeted advertising”), but delivering targeted advertisements is becoming increasingly difficult due to changes to our ability to gather information about user behavior through third party platforms, new laws and regulations, and consumer resistance. In the United States, the CCPA, for example, grants California residents the right to opt-out of a company’s sharing of personal data for advertising purposes in exchange for money or other valuable consideration, and requires covered businesses to honor user-enabled browser signals from the Global Privacy Control. Partially because of these developments, individuals are becoming increasingly resistant to the collection, use, and sharing of personal data to deliver targeted advertising. As a result, for certain customers, we may be required to change the way we market our products, and any of these developments or changes could materially impair our ability to reach new or existing customers or otherwise negatively affect our operations.

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

Our outfitters and personnel use generative artificial intelligence (“AI”) technologies to perform their work, and the disclosure and use of personal data in generative AI technologies is subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws regulating generative AI. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use generative AI, it could make our business less efficient and result in competitive disadvantages.

We may at times be unsuccessful (or be perceived to have been unsuccessful) in our efforts to comply with our data privacy and security obligations. Moreover, despite our efforts, our personnel or third parties with whom we work may be unsuccessful in complying with such obligations, which could negatively impact our business operations. If we or the third parties with whom we work are unsuccessful, or are perceived to have been unsuccessful, to address or comply with applicable data privacy and security obligations, we could face significant consequences, including but not limited to: government enforcement actions (e.g., investigations, fines, penalties, audits, inspections, and similar); litigation (including class-action claims); additional reporting requirements and/or oversight; bans on processing personal data; and orders to destroy or not use personal data. Any of these events could have a material adverse effect on our reputation, business, or financial condition, including but not limited to: loss of customers; inability to process personal data or to operate in certain jurisdictions; limited ability to develop or commercialize our products; expenditure of time and resources to defend any claim or inquiry; adverse publicity; or substantial changes to our business model or operations.

Our business depends on our ability to meet our labor needs and control our labor costs.

Our success depends in part upon our ability to attract, motivate and retain a sufficient number of qualified outfitters, including district managers, store managers, department managers and sales associates, who understand and appreciate our outdoor culture and are able to adequately represent this culture to our customers. Competition for non-entry level personnel, particularly for outfitters with retail experience, is highly competitive. Additionally, our ability to maintain consistency in the quality of customer service in our stores is critical to our success. Many of our store outfitters are in entry-level or part-time positions that historically have high rates of turnover, which can lead to increased training and retention costs and operational disruptions. We are also dependent on the outfitters who staff our distribution center, many of whom are skilled. We may be unable to meet our labor needs and control our costs due to external factors such as the availability of a sufficient number of qualified persons in the work force of the markets in which we operate, competition, unemployment levels, demand for certain labor expertise, prevailing wage rates, wage inflation, changing demographics, health and other insurance costs and adoption of new or revised employment and labor laws and regulations. If we are unable to hire, train and retain sales associates capable of consistently providing a high level of customer service, as demonstrated by their enthusiasm for our culture and knowledge of our merchandise, our business could be materially adversely affected. Although none of our outfitters are currently covered by collective bargaining agreements, our outfitters may elect to be represented by labor unions in the future, which could increase our labor costs. Additionally, competition for qualified outfitters could require us to pay higher wages to attract a sufficient number of outfitters. An inability to recruit and retain a sufficient number of qualified individuals in the future may delay the planned openings of new stores. Any such delays, any material increases in outfitter turnover rates at existing stores or any increases in labor costs could have a material adverse effect on our business, financial condition or operating results.

Increases in the minimum wage have recently adversely affected our financial results.

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2023 and 2024, 90 and 55 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our outfitters are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage outfitters, but also the wages paid to our other hourly outfitters as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Risks Related to Our Business Strategy

Our expansion into new, unfamiliar markets presents increased risks that may prevent us from being profitable in these new markets.

Part of our long-term strategy is to continue to expand by opening new stores and in recent years, some of our new stores have not generated four-wall Adjusted EBITDA margins and returns on invested capital that we have historically experienced. Opening new stores presents increased risks, especially when we expand into new markets. For instance, in new markets, we will have less familiarity with local customer preferences and may encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open or acquire stores in new markets and operate them profitably, many of which are beyond our control, include:

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

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. Our website operates on a cloud platform with autoscaling capability, significantly increasing capacity and efficiency. E-commerce continues to be a rapidly growing sales channel for our business and an increasing source of competition in our industry. If we are unable to continue to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected. Our future success could also be adversely affected if we are unable to identify and capitalize on retail trends, including technology, e-commerce and other process efficiencies to gain market share and better service our customers.

In addition, many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. There are also regulatory restrictions on the online sale of a portion of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans may suffer and the price of our common stock could decline.

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

If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences.

We and the third parties with whom we work face a variety of evolving threats, which could cause security incidents, such as cyber-attacks, system disruptions, malicious internet-based activity, online and offline fraud, and other similar activities. Such threats are prevalent and continue to rise, are increasingly difficult to detect, and come from a variety of sources, including traditional computer “hackers,” threat actors, “hacktivists,” organized criminal threat actors, computer programmers, personnel (such as through theft or misuse), sophisticated nation states, and nation-state supported actors. Some actors now engage and are expected to continue to engage in cyber-attacks, including without limitation nation-state actors for geopolitical reasons and in conjunction with military conflicts and defense activities. During times of war and other major conflicts, we and the third parties with whom we work may be vulnerable to a heightened risk of these attacks, including retaliatory cyber-attacks, that could materially disrupt our systems and operations, supply chain, and ability to produce, sell and distribute our products.

These threats include but are not limited to social-engineering attacks (including through deep fakes, which may increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI (such as using AI to develop malicious code or launch sophisticated phishing attempts), telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in our operations, ability to provide our products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

Remote work has increased risks to our information technology systems and data, as more of our outfitters utilize network connections, computers, and devices outside our premises or network, including working at home, while in transit and in public locations. Additionally, future or past business transactions (such as acquisitions or integrations) could expose us to additional cybersecurity risks and vulnerabilities, as our systems could be negatively affected by vulnerabilities present in acquired or integrated entities’ systems and technologies.

Furthermore, we may discover security issues that were not found during due diligence of such acquired or integrated entities, and it may be difficult to integrate companies into our information technology environment and security program.

In addition, we rely on third parties and their technologies to operate critical business systems to process sensitive data in a variety of contexts and to provide other products, services, parts, or otherwise to operate our business. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security incident, threat, or other interruption, we could experience adverse consequences. While we may be entitled to damages if these parties fail to satisfy their privacy or security-related obligations to us, any award may be insufficient to cover our damages, or we may be unable to recover such award. In addition, supply-chain attacks have increased in frequency and severity, and we cannot guarantee that third parties’ infrastructure in our supply chain or our third-party partners’ supply chains have not been compromised.

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not been, and may not in the future, be able to detect and remediate all such vulnerabilities or on a timely basis. For example, we have presently identified high and critical vulnerabilities in certain of our legacy information systems. There can be no assurance that the vulnerability mitigation measures we have taken will be effective against the identified vulnerabilities. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could be exploited and result in a security incident.

Any of the previously identified or similar threats could cause a security incident or other interruption that could result in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

We may expend significant resources or modify our business activities to try to protect against security incidents. Additionally, certain data privacy and security obligations require us to implement and maintain specific security measures to protect our information technology systems and sensitive data.

Applicable data privacy and security obligations may require us, or we may voluntarily choose, to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents, or to take other actions, such as providing credit monitoring and identity theft protection. Such disclosures and related actions can be costly, and the disclosure or the failure to comply with such applicable requirements could lead to adverse consequences.

If we (or a third party with whom we work) experience a security incident or are perceived to have experienced a security incident, we may experience material adverse consequences, such as government enforcement actions (for example, investigations, fines, penalties, audits, and inspections); additional reporting requirements and/or oversight; restrictions on processing sensitive data (including personal data); litigation (including class claims); indemnification obligations; negative publicity; reputational harm; monetary fund diversions; diversion of management attention; interruptions in our operations (including availability of data); financial loss; and other similar harms. Security incidents and material attendant consequences may prevent or cause customers to stop using our services, deter new customers from using our services, and negatively impact our ability to grow and operate our business.

Some of our contracts do not contain limitations of liability, and even where they do, there can be no assurance that limitations of liability in our contracts are sufficient to protect us from liabilities, damages, or claims related to our data privacy and security obligations. We cannot be sure that our insurance coverage will be adequate or sufficient to protect us from or to mitigate liabilities arising out of our privacy and security practices, that such coverage will continue to be available on commercially reasonable terms or at all, or that such coverage will pay future claims.

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveals competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our outfitters’, personnel’s, or vendors’ use of generative AI technologies.

Our computer hardware and software systems are vulnerable to damage from natural disasters, power loss or other events outside of our control that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from natural disasters, power loss, computer system failures, telecommunications failures, misappropriation and similar events, including those addressed in “Risks Related to Our Business Strategy—If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences.”

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

Our future growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

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

The utilization, expansion and management of machine learning and other types of artificial intelligence in our business could adversely affect our business, financial condition and results of operations.

We have been increasing our utilization of machine learning and other types of AI (collectively, “AI/ML”) in our business and we anticipate that as technology advances, we may expand our application of AI/ML, including generative AI. AI/ML may become more important to our operations over time as we increase reliance on AI/ML throughout our operations and administration. The rapid evolution of AI/ML technology and potential regulation of AI/ML may require that we expend significant resources to develop, test and maintain our implementation of AI/ML. Our competitors may incorporate AI/ML into their businesses faster or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the information generated through our use of AI/ML is or is deemed to be deficient, inaccurate or biased, our business, financial condition, and results of operations may be adversely affected.

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

Our inability to protect our intellectual property could have a negative impact on our operating results.

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

Our revolving credit facility and our term loan facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.

Our revolving credit facility and our term loan facility contain various provisions that limit our ability to, among other things, incur, create or assume certain indebtedness; create, incur or assume certain liens; make certain investments; make sales, transfers and dispositions of certain property; undergo certain fundamental changes, including certain mergers, liquidations and consolidations; purchase, hold or acquire certain investments; and declare or make certain dividends and distributions. These covenants may affect our ability to operate and finance our business as we deem appropriate. If we are unable to meet our obligations as they become due or to comply with various financial covenants contained in the instruments governing our current or future indebtedness, this could constitute an event of default under the instruments governing our indebtedness.

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

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future, we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan facility. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. All of our debt outstanding under our credit agreement as of February 1, 2025 bears interest at a floating rate that uses the Secured Overnight Financing Rate ("SOFR") as the applicable reference rate to calculate the interest. Due to increased federal reserve rates we experienced elevated interest rates in fiscal years 2022, 2023 and 2024 and anticipate that interest rates will remain elevated during fiscal year 2025.

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

Further, our certificate of incorporation provides that, subject to limited exceptions, the Court of Chancery of the State of Delaware will be, to the fullest extent permitted by law, the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law; or any action asserting a claim against us that is governed by the internal affairs doctrine. Our bylaws also designate the U.S. federal courts as the exclusive forum for all claims arising under the Securities Act of 1933, as amended (the "Securities Act"). These exclusive forum provisions may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other outfitters and agents, which may discourage such lawsuits against us and our directors, officers, outfitters and agents.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended February 1, 2025, the closing price of our stock ranged from a high of $4.18 per share to a low of $1.82 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United States, including those resulting from natural disasters, health crises or pandemics, terrorist attacks, acts of war and responses to such events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We implemented and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our customers and outfitters.

Our Information Security Department and Security Management functions, led by our Chief Information Officer (“CIO”) and supported by our Director of Information Security and Compliance, (collectively, “Security Team”), help identify, assess and manage the Company’s cybersecurity threats and risks. The Security Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools in certain environments and systems, internal and external audits of certain environments and systems, conducting scans of certain threat environments, evaluating our and our industry’s risk profile, analyzing certain reports of threats and actors, conducting threat assessments for internal and external threats (including third party threat assessments) in certain environments, coordinating with law enforcement concerning select threats, subscribing to reports and services that identify cybersecurity threats, use of external intelligence feeds, conducting tabletop incident response exercises, evaluating certain threats reported to us, and conducting vulnerability assessments of certain environments and systems.

Depending on the environment and system, we implement and maintain various technical, physical, and organizational measures, processes, standards and policies designed to manage and mitigate material risks from cybersecurity threats to our information systems and data, including, for example: incident response policy, vulnerability management policy, risk assessments, encryption of certain data, network security controls and data segregation for certain environments and systems, access controls for certain environments and systems (such as identity controls and quarterly user access reviews), physical security, systems monitoring for certain systems, vendor risk management program, system configuration standards, outfitter security awareness training, asset management, managed detection and response tools, penetration testing, cybersecurity insurance and dedicated cybersecurity staff.

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

We use third-party service providers to perform a variety of functions throughout our business, such as hosting companies and application providers. We have a vendor management program to manage cybersecurity risks associated with our use of certain of these providers. The program includes a risk assessment and security questionnaire for certain providers, review of security assessments for certain providers, and review of System and Organization Controls reports for certain providers. Depending on the nature of the services provided, the sensitivity of the information systems and data at issue, and the identity of the provider, our vendor management process may involve different levels of assessment designed to help identify cybersecurity risks associated with a provider and impose contractual obligations related to cybersecurity on the provider.

For a description of the risks from cybersecurity threats that may materially affect the Company and how they may do so, see our risk factors under Part 1. Item 1A. Risk Factors, "If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences", in this Annual Report on Form 10-K.

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

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management, the CIO, the Chief Executive Officer and others. These individuals work with the Company’s incident response team, pursuant to a documented incident response policy, to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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

The pending lawsuit described in Note 16 of our consolidated financial statements is subject to inherent uncertainties, and the actual defense and disposition costs will depend upon unknown factors. The outcomes of the pending lawsuit are necessarily uncertain. We also could be forced to expend significant resources in the defense of the pending lawsuit, including substantial legal fees and costs.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPWH.”

Holders

As of March 26, 2024, there were 741 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers, banks or other institutions on behalf of stockholders.

Dividend Policy

We did not pay any dividends in fiscal year 2024 or fiscal year 2023. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On March 24, 2022, our board of directors authorized a share repurchase program to provide for the repurchase of up to $75.0 million of outstanding shares of our common stock during the period from March 31, 2022 to March 31, 2023. On March 15, 2023, our board of directors extended the term of the share repurchase program through March

31, 2024. On March 31, 2024 the repurchase program expired and was not renewed by our board of directors. During fiscal year 2024, we did not repurchase any shares of our common stock. As of February 1, 2025, we had repurchased 7,326,507 shares of our common stock for $67.5 million, utilizing cash on hand and available borrowings under our revolving credit facility.

Stock Performance Graph

As a smaller reporting company, we are not required to provide the performance graph required by Item 201(e) of Regulation S-K.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 146 stores in 32 states, totaling approximately 5.4 million gross square feet. We also operate an e-commerce platform at www.sportsmans.com. We do not incorporate the information on or accessible through our website into this 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this 10-K.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including inflation, elevated interest rates, recession risks and potential disruptions from the Russia-Ukraine conflict and rising global political tensions. Our results may also be impacted by the change in the presidential administration. Beginning in fiscal year 2023 and continuing throughout fiscal year 2024 our business was impacted by consumer inflationary pressures and recession concerns. As a result of our recent performance, we have taken steps to reduce our total inventory, implement cost reduction measures to reflect current sales trends and reduce investments in future new store openings. We did not open any new stores in fiscal year 2024 and we plan to open one new store in fiscal year 2025.

We continue to actively monitor the impact of these macroeconomic factors on our financial condition, liquidity, operations, suppliers, industry and workforce. The extent of the impact of these factors on our operational and financial performance, including our ability to execute our business strategies and initiatives in the expected timeframe, will depend on future developments, and the impact on our customers, partners and outfitters, all of which are uncertain and cannot be predicted; however, any continued or renewed disruption resulting from these factors could negatively impact our business.

Fiscal Year

We operate using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal years 2024, 2023 and 2022 ended on February 1, 2025, February 3, 2024 and January 28, 2023, respectively. Each of fiscal years 2024 and 2022 contained 52 weeks of operation and fiscal year 2023 contained 53 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net (loss)

income plus interest expense, income tax (benefit) expense, depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses.

Net Sales and Same Store Sales

Our net sales are primarily received from revenue generated in our stores and also include sales generated through our e-commerce platform. When measuring revenue generated from our stores, we review our same store sales as well as the performance of our stores that have not operated for a sufficient amount of time and include each in same store sales. We include net sales from a store in same store sales on the first day of the 13th full fiscal month following the store’s grand opening or acquisition by us. We exclude sales from stores that were closed during the period from our same store sales calculation. We include net sales from e-commerce in our calculation of same store sales. For fiscal years consisting of 53 weeks, we exclude net sales during the identified non-comparable week from our calculation of same store sales. For the fiscal year 2024 same store sales comparison to fiscal year 2023, we have excluded sales from the first week of fiscal year 2023. For the fiscal year 2023 same store sales comparison to fiscal year 2022, we have excluded the 53rd week from fiscal year 2023. Some of our competitors and other retailers may calculate same store sales differently than we do. As a result, data regarding our same store sales may not be comparable to similar data made available by other retailers.

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

We operate in a complex regulatory and legal environment that could negatively impact the demand for our products, which could significantly affect our operations and financial results. State, local, and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, Oregon passed a ballot measure that bans firearms and magazines with a capacity of over ten rounds, and that, among other things, imposes complex permitting and training requirements for the purchases of firearms. On December 6, 2022, a state circuit court judge in Oregon temporarily blocked the enforcement of such legislation and later granted a permanent injunction on November 21, 2023. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court.

Recently, on March 12, 2025, the Oregon Court of Appeals ruled that the ballot measure is constitutional under Oregon's state constitution and gave the plaintiffs 35 days to appeal the decision. As a result, sales of firearms in Oregon may be halted or substantially diminished until all permitting and training programs are fully developed by the state and/or law enforcement agencies. If that were to occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which could have a substantial impact on our sales and gross margin.

A pending bill in the Oregon House (HB 3075) seeks to delay the implementation of the permitting requirement until July 2026 and provides for certain exemptions (notably for law enforcement and military members). We currently operate eight stores in the State of Oregon.

Opening new stores and acquiring store locations is also an important part of our long-term growth strategy. During fiscal year 2023, we opened 15 new stores. We did not open any new stores in fiscal year 2024 and we plan to open one new store in fiscal year 2025. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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
•
expanding our omni-channel capabilities through refined product assortment, expanded content and expertise and better user experience;
•
increasing our total gross square footage by opening new stores; and
•
growing our loyalty and credit card programs.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. Successful inventory management ensures we have sufficient high margin products in stock at all times to meet customer demand, while overstocking of items could lead to markdowns in order to help a product sell. During fiscal year 2023, we commenced an effort to reduce our inventory and initiated various strategic promotional efforts as part of this plan, which impacted our gross margins during fiscal year 2023. At the end of fiscal year 2023, we completed our inventory reduction plan. During fiscal year 2024, elevated inflation continued to adversely impact our gross margins. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus interest expense (benefit), income tax expense(benefit), depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and other gains, losses and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures."

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.1	70.2	67.1
Gross profit	30.9	29.8	32.9
Selling, general and administrative expenses	32.5	31.7	28.7
(Loss) income from operations	(1.6)	(1.9)	4.2
Other losses	0.1	-	-
Interest expense	1.0	1.0	0.3
(Loss) income before income taxes	(2.7)	(2.9)	3.9
Income tax (benefit) expense	0.2	(0.7)	1.0
Net (loss) income	(2.9)%	(2.2)%	2.9%
Adjusted EBITDA	2.5%	1.9%	7.0%

The following table shows our percentage of net sales by department during the periods presented:

		Fiscal year Ended
		February 1,	February 3,	January 28,
Department	Product Offerings	2025	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.2%	12.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	8.8%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.3%	8.9%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3%	7.2%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	57.4%	54.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.8%	6.5%	7.1%
Total		100.0%	100.0%	100.0%

Fiscal Year 2024 Compared to Fiscal Year 2023

Net Sales and Same Store Sales. Net sales decreased by $90.4 million, or 7.0%, to $1,197.6 million in fiscal year 2024 compared to $1,288.0 million in fiscal year 2023. Net sales in fiscal year 2023 were positively impacted by $16.3 million of net sales due to fiscal year 2023 having an additional week of operations compared to the fiscal year 2024. Our net sales decreased primarily due to the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories and fiscal year 2023 containing 53 weeks of operations as compared to 52 weeks of operations in fiscal year 2024. These headwinds were partially offset by same store sales growth in our Fishing department. Stores that have been open for less than 12 months and were, therefore, not included in our same store sales, contributed $30.8 million to net sales. E-commerce driven sales comprised more than 20% of total sales in fiscal year 2024. Same store sales decreased by 7.8% for fiscal year 2024 compared to fiscal year 2023, primarily as a result of the factors discussed above that impacted net sales. As of February 1, 2025, we had 146 stores included in our same store sales calculation. As fiscal year 2023 contained 53 weeks of operations, we have excluded net sales during the first week of fiscal year 2023 from our calculation of same store sales.

Our Fishing department saw a net sales increase of $8.6 million during fiscal year 2024 compared to fiscal year 2023, primarily driven by our reset of fishing inventory. Our Hunting and Shooting, Apparel, Footwear, Camping and Optics, Electronics, Accessories and Other departments saw decreases in net sales of $51.5 million, $23.6 million, $18.2 million, $4.1 million and $1.4 million, respectively, for fiscal year 2024 compared to fiscal year 2023. These decreases were primarily driven by the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories and fiscal year 2023 containing 53 weeks of operations as compared to 52 weeks of operations in fiscal year 2024. Within our Hunting and Shooting department, sales from our firearms and ammunition categories decreased by $14.5 million and $22.2 million, or 4.8% and 11.0%, respectively, for fiscal year 2024 compared to fiscal year 2023. These decreases were primarily driven by consumer inflationary pressures on discretionary spending and fiscal year 2023 containing 53 weeks of operations as compared to 52 weeks of operations for fiscal year 2024.

Our Fishing department saw increased same store sales of 6.2% during fiscal year 2024 as compared to fiscal year 2023. Our Apparel, Footwear, Hunting and Shooting, Camping, and Optics, Electronics Accessories and Other departments saw decreased same store sales of 21.3%, 19.7%, 7.8%, 3.4%, and 2.4%, respectively. Firearms and ammunition same store sales, included within our Hunting and Shooting department, decreased by 7.3% and 12.6%, respectively, for fiscal year 2024 compared to fiscal year 2023. As fiscal year 2023 contained 53 weeks of operations, we have excluded net sales during the first week of fiscal year 2023 from our calculation of same store sales.

Gross Profit. Gross profit decreased by $12.9 million, or 3.4%, to $370.5 million for fiscal year 2024 from $383.4 million for fiscal year 2023. As a percentage of net sales, gross profit increased to 30.9% for fiscal year 2024 compared to 29.8% for fiscal year 2023 primarily driven by increased product margins in our Apparel and Footwear departments, as compared to last year, in which clearance events in our Apparel and Footwear departments put pressure on gross margin, partially offset by increased shrink.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $20.1 million, or 4.9%, to $388.7 million for fiscal year 2024 from $408.8 million for fiscal year 2023. This decrease was primarily due to decreases in payroll and pre-opening expenses of $14.0 million and $5.8 million, respectively, primarily related to our ongoing cost reduction efforts and decision to not open new stores in fiscal year 2024. These decreases were partially offset by an increase of $3.3 million and $1.5 million in rent and depreciation expenses, respectively, primarily driven by a full year of expenses related to the 15 new locations opened over the course of fiscal year 2023.

On a per store basis, our payroll and other operating expenses were down approximately 11% and 5%, respectively, compared to fiscal year 2023. As a percentage of net sales, selling, general, and administrative expenses increased to 32.5% of net sales during fiscal year 2024 compared to 31.7% of net sales in fiscal year 2023, as a result of the factors discussed above.

Interest Expense. Interest expense decreased by $0.6 million, or 4.6%, to $12.3 million in fiscal year 2024 from $12.9 million for fiscal year 2023. Interest expense decreased primarily as a result decreased borrowings under our revolving credit and term loan facilities for fiscal year 2024 compared to fiscal year 2023.

Income Taxes. We recorded an income tax expense of $1.9 million for fiscal year 2024 compared to income tax benefit of $9.2 million for fiscal year 2023. Our effective tax rate was -6.2% during fiscal year 2024 compared to 24.1% in fiscal year 2023. The change in our effective tax rate was primarily driven by the creation of a non-cash valuation allowance related to our deferred tax assets during fiscal year 2024.

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

Seasonality

Net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters because of the openings of hunting seasons across the country and consumer holiday buying patterns. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. On average, over the last three fiscal years, we have generated approximately 26.4% and 28.0% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. We anticipate our net sales will continue to reflect this seasonal pattern. However, Spring hunting, Father's Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree.

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of February 1, 2025, we had cash and cash equivalents of $2.8 million and working capital, consisting of current assets less current liabilities, of $82.0 million. We also had $128.3 million available for borrowing under our senior secured revolving credit facility and our term loan facility as of February 1, 2025, calculated based upon certain borrowing base restrictions for each of the revolving credit facility and term loan facility. Our $20 million availability under our term loan was scheduled to expire on April 30, 2025 and we recently extended the expiration to July 31, 2025.

Our primary cash requirements are for seasonal working capital needs, capital expenditures related to ongoing operational needs and new system investments. For both the short-term and the long-term, our primary sources of cash are borrowings under our senior secured revolving credit facility and operating cash flows. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond. With only one new store planned for fiscal year 2025, we intend to prioritize the repayment of outstanding debt with any excess cash flow.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. For fiscal year 2025, our expected operating lease payments will be $73.4 million and our total committed operating lease payments are $460.8 million as of February 1, 2025. Other operating lease obligations consist of distribution center equipment.

Capital Expenditures. For fiscal year 2024, we incurred approximately $14.6 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures net of tenant allowances, between $20 million and $25 million for fiscal year 2025 primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of February 1, 2025, $88.3 million was outstanding under the revolving credit facility and $25.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility and our term loan facility after February 1, 2025, our interest payments would be approximately $7.7 million for fiscal year 2025, in each case, based on the interest rate as of February 1, 2025. As of February 1, 2025, our weighted average interest rate on the amounts outstanding under our revolving credit facility and our term loan facility was 6.78%. See “—Indebtedness” below for additional information regarding our revolving credit facility and term loan facility, including the interest rate applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	February 1,	February 3,
	2025	2024
	(in thousands)
Cash flows provided by operating activities	$34,149	$52,266
Cash flows used in investing activities	(14,480)	(79,895)
Cash (used in) provided by financing activities	(19,978)	28,381
Cash and cash equivalents at end of period	2,832	3,141

Net cash provided by operating activities was $34.1 million for fiscal year 2024, compared to net cash provided by operating activities of $52.3 million for fiscal year 2023, a change of approximately $18.2 million. The decrease in our cash flows provided by operating activities was primarily the result of our inventory reduction plan implemented during fiscal year 2023.

Net cash used in investing activities was $14.5 million for fiscal year 2024 compared to $79.9 million for fiscal year 2023. For fiscal year 2024, we incurred capital expenditures related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. Our cash flows used in investing activities in fiscal year 2023 primarily related to costs incurred in connection with opening new stores and the refurbishment of existing stores.

Net cash used in financing activities was $20.0 million for fiscal year 2024 compared to net cash provided by financing activities of $28.4 million for fiscal year 2023, a change of approximately $48.4 million. The increase in cash used in financing activities was primarily driven by our reduction of borrowings under our revolving credit and term loan facilities.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $88.3 million outstanding as of February 1, 2025. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). We additionally entered into a term loan credit facility on July 30, 2024 with an aggregate principal amount available of $45.0 million, with $25.0 million outstanding as of February 1, 2025. Borrowings under our revolving credit facility and term loan facility are subject to a borrowing base calculation. As of February 1, 2025, we had an aggregate amount of $128.3 million available for borrowing under our revolving credit facility and our term loan facility, calculated based upon certain borrowing base restrictions, and $2.0 million in stand-by commercial letters of credit. Our $20 million availability under our term loan was scheduled to expire on April 30, 2025 and we recently extended the expiration to July 31, 2025.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of February 1, 2025, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow-moving inventory based on inventory productivity reports and by specific identification of obsolete or slow-moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of February 1, 2025, our cost of sales would have been correspondingly lower or higher by approximately $0.5 million.

Valuation of Long-Lived Assets

We review our long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. No impairment charge to long-lived assets was recorded during the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax expense (benefit) , depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses. Net loss is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period.

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

A reconciliation of net (loss) income to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands).

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023

Net (loss) income (1)	$(33,059)	$(28,997)	$40,518
Interest expense	12,278	12,869	4,195
Income tax expense (benefit) (2)	1,930	(9,209)	13,350
Depreciation and amortization	40,498	39,009	31,776
Stock-based compensation expense (3)	4,229	4,237	4,673
Executive transition costs (4)	1,081	4,763	1,329
Cancelled contract (5)	911	—	—
Cost reduction plan (6)	—	1,216	—
Legal expense (7)	1,750	687	2,088
Adjusted EBITDA	$29,618	$24,575	$97,929

Net sales	1,197,633	1,287,987	1,399,515
Net (loss) income margin (8)	(2.9)%	(2.2)%	2.9%
Adjusted EBITDA margin (8)	2.5%	1.9%	7.0%

(1)
Beginning with the three months ended October 28, 2023, we no longer add back new store pre-opening expenses to our net (loss) income to determine Adjusted EBITDA. The presentation of past periods has been conformed to the current presentation. For the fiscal year ended February 1, 2025 we did not incur any new store pre-opening expenses. For fiscal years ended February 3, 2024 and January 28, 2023 we incurred $5.8 million and $3.7 million, respectively, in new store pre-opening expenses.
(2)
A non-cash valuation allowance of $10.1 million was created during fiscal year 2024 related to our deferred tax assets during fiscal year 2024.
(3)
Stock-based compensation expense represents non-cash expenses related to equity instruments granted to outfitters under the Sportsman's Warehouse Holdings, Inc. 2019 Performance Incentive Plan and the Sportsman's Warehouse Holdings, Inc. Employee Stock Purchase Plan.
(4)
Expenses incurred relating to the departure of directors and officers and the recruitment of directors and key members of our senior management team.
(5)
Represents fees and expenses related to a settlement in the cancellation of a contract related to our information technology systems.
(6)
Severance expenses paid as part of our cost reduction plan implemented during fiscal year 2023
(7)
Represents costs related to legal settlements and related fees and expenses.
(8)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Sportsman’s Warehouse Holdings, Inc.

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended February 1, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024, and the results of its operations and its cash flows for each of the three years in the period ended February 1, 2025, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated April 2, 2025 expressed an unqualified opinion.

Basis for opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical audit matters

The critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah

April 2, 2025

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

	February 1,	February 3,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,832	$3,141
Accounts receivable, net	2,410	2,119
Merchandise inventories	341,958	354,710
Prepaid expenses and other	18,802	20,078
Total current assets	366,002	380,048
Operating lease right of use asset	316,499	309,377
Property and equipment, net	167,838	194,452
Goodwill	1,496	1,496
Deferred tax asset	—	505
Definite lived intangibles, net	267	327
Total assets	$852,102	$886,205

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$64,041	$56,122
Accrued expenses	95,946	83,665
Income taxes payable	194	126
Operating lease liability, current	49,128	48,693
Revolving line of credit	74,654	126,043
Total current liabilities	283,963	314,649
Long-term liabilities:
Deferred income taxes	946	—
Term loan, net	24,067	—
Operating lease liability, noncurrent	307,422	307,000
Total long-term liabilities	332,435	307,000
Total liabilities	616,398	621,649

Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 38,103 and 37,529 shares issued and outstanding, respectively	380	375
Additional paid-in capital	86,000	81,798
Retained earnings	149,324	182,383
Total stockholders' equity	235,704	264,556
Total liabilities and stockholders' equity	$852,102	$886,205

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$1,197,633	$1,287,987	$1,399,515
Cost of goods sold	827,167	904,574	939,275
Gross profit	370,466	383,413	460,240

Selling, general and administrative expenses	388,705	408,750	402,177
(Loss) income from operations	(18,239)	(25,337)	58,063
Other (income) expense:
Other losses	612	—	—
Interest expense	12,278	12,869	4,195
(Loss) income before income taxes	(31,129)	(38,206)	53,868
Income tax (benefit) expense	1,930	(9,209)	13,350
Net (loss) income	$(33,059)	$(28,997)	$40,518
(Loss) income per share:
Basic	$(0.87)	$(0.77)	$1.00
Diluted	$(0.87)	$(0.77)	$1.00
Weighted average shares outstanding:
Basic	37,808	37,489	40,489
Diluted	37,808	37,489	40,719

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 30, 2022	43,880	$439	—	$—	—	$—	$90,851	$222,879	$314,169
Repurchase of treasury stock	—	—	—	—	6,797	(64,748)	—	—	(64,748)
Retirement of treasury stock	(6,797)	(68)	—	—	(6,797)	64,748	(14,278)	(50,402)	—
Vesting of restricted stock units	354	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(2,393)	—	(2,393)
Issuance of common stock for cash per employee stock purchase plan	104	1	—	—	—	—	893	—	894
Stock based compensation	—	—	—	—	—	—	4,673	—	4,673
Net income	—	—	—	—	—	—	—	40,518	40,518
Balance at January 28, 2023	37,541	$375	—	$—	—	$—	$79,743	$212,995	$293,113
Repurchase of treasury stock	—	—	—	—	529	(2,748)	—	—	(2,748)
Retirement of treasury stock	(529)	(5)	—	—	(529)	2,748	(1,128)	(1,615)	—
Vesting of restricted stock units	375	4	—	—	—	—	(4)	—	—
Payment of withholdings on restricted stock units	—	—	—	—	—	—	(1,845)	—	(1,845)
Issuance of common stock for cash per employee stock purchase plan	142	1	—	—	—	—	795	—	796
Stock based compensation	—	—	—	—	—	—	4,237	—	4,237
Net (loss)	—	—	—	—	—	—	—	(28,997)	(28,997)
Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	468	5	—	—	—	—	(5)	—	—
Payment of withholdings on restricted stock units	(113)	(1)	—	—	—	—	(325)	—	(326)
Issuance of common stock for cash per employee stock purchase plan	157	1	—	—	—	—	303	—	304
Stock based compensation	—	—	—	—	—	—	4,229	—	4,229
Net (loss)	—	—	—	—	—	—	—	(33,059)	(33,059)
Balance at February 1, 2025	38,041	$380	—	$—	—	$—	$86,000	$149,324	$235,704

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Cash flows from operating activities:
Net (loss) income	$(33,059)	$(28,997)	$40,518
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	40,438	38,947	31,710
Amortization of discount on debt and deferred financing fees	353	154	184
Amortization of definite lived intangible	60	62	66
Loss on asset dispositions	612	—	—
Noncash lease expense	8,320	17,099	28,582
Deferred income taxes	1,451	(10,049)	3,765
Stock-based compensation	4,229	4,237	4,673
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(290)	(67)	(116)
Operating lease liabilities	(14,585)	(8,134)	(25,336)
Merchandise inventories	12,752	44,418	(12,568)
Prepaid expenses and other	1,124	2,093	(46)
Accounts payable	7,996	1,786	(1,509)
Accrued expenses	4,680	(8,477)	(14,561)
Income taxes payable and receivable	68	(806)	(8,568)
Net cash provided by operating activities	34,149	52,266	46,794
Cash flows from investing activities:
Purchase of property and equipment	(14,556)	(79,895)	(63,511)
Proceeds from sale of property and equipment	76	—	—
Proceeds from sale-leaseback transactions	—	—	2,923
Net cash used in investing activities	(14,480)	(79,895)	(60,588)
Cash flows from financing activities:
Net borrowings on line of credit	(51,389)	38,540	21,449
Borrowings on term loan	25,000	—	—
Increase (Decrease) in book overdraft, net	7,568	(6,362)	4,471
Proceeds from issuance of common stock per employee stock purchase plan	304	796	894
Payment of withholdings on restricted stock units	(326)	(1,845)	(2,393)
Payments to acquire treasury stock	—	(2,748)	(64,748)
Payment of deferred financing costs and discount on term loan	(1,135)	—	(508)
Net cash (used in) provided by financing activities	(19,978)	28,381	(40,835)
Net change in cash and cash equivalents	(309)	752	(54,629)
Cash and cash equivalents at beginning of period	3,141	2,389	57,018
Cash and cash equivalents at end of period	$2,832	$3,141	$2,389

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$11,456	$12,092	$3,396
Income taxes, net of refunds	411	1,646	18,154

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$15,511	$58,000	$54,243
Purchases of property and equipment included in accounts payable and accrued expenses	$257	$334	$9,416

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc. (“Holdings”), a Delaware corporation, and subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of February 1, 2025, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

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

Fiscal Year

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal year 2024 ended February 1, 2025 and contained 52 weeks of operations. Fiscal year 2023 ended February 3, 2024 and contained 53 weeks of operations. Fiscal year 2022 ended January 28, 2023 and contained 52 weeks of operations.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of managing operations, allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product mix. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. The Company distributes its product mix chainwide from a single distribution center. Furthermore, the Company also operates an e-commerce platform at www.sportsmans.com. Given that the stores and e-commerce platform have the same economic characteristics, the Company's stores and website are aggregated into one operating and reportable segment. The Company derives it's revenues primarily from the sale of sporting goods. Its stores are organized into six departments: Hunting and Shooting, Camping, Fishing, Apparel, Footwear, and Optics, Electronics, Accessories and Other. As the CODM reviews financials on a consolidated basis, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting. See Note 6 to our Consolidated Financial Statements for further discussion on business segments.

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

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts, including amounts held by payment processors, are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At February 1, 2025 and February 3, 2024, the combined balance in these accounts was $13,654 and $9,230, respectively. Accordingly, for fiscal year 2024 and fiscal year 2023 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on February 1, 2025 and February 3, 2024, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for credit losses based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At February 1, 2025, February 3, 2024, and January 28, 2023, the Company had no allowance for credit losses.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $9,105 and $8,827 at February 1, 2025 and February 3, 2024, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets with definite lives for impairment whenever events or changes in circumstances may indicate that the carrying value of an asset may not be recoverable. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized for the amount by which the carrying amount exceeds the estimated fair value of the asset. Impairment of long-lived assets is assessed at the lowest levels for which there are identifiable cash flows that are independent of other groups of assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value, less the estimated costs to sell. There were no impairment charges relating to long-lived assets that were recorded during the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023.

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

See Note 5 to our Consolidated Financial Statements for further discussion on leases.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, sales return liabilities, and accounts receivable with customers as of February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024	January 28, 2023
Right of return assets, which are included in prepaid expenses and other	$1,732	$1,659	$1,951
Estimated gift card contract liability, net of breakage	(30,872)	(30,541)	(29,174)
Estimated loyalty contract liability, net of breakage	(2,606)	(4,340)	(5,383)
Sales return liabilities, which are included in accrued expenses	(2,585)	(2,476)	(2,912)
Customer accounts receivable	267	272	743

For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recognized $1,517, $1,655, and $1,573 in gift card breakage, respectively. For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recognized $4,598, $3,125, and $3,126, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended February 1, 2025 were recorded in cash provided by operating activities. For the fiscal years ended February 1, 2025, February 3, 2024 and January 28, 2023 the Company recognized $17,986, $19,647, and $20,656, respectively, of revenue related to the beginning contract liability from the previous year.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, was approximately:

		Fiscal year Ended
		February 1,	February 3,	January 28,
Department	Product Offerings	2025	2024	2023
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	11.7%	11.2%	12.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.5%	8.8%	9.3%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	10.3%	8.9%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.3%	7.2%	7.3%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	57.4%	57.4%	54.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.8%	6.5%	7.1%
Total		100.0%	100.0%	100.0%

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

Health Insurance

The Company maintains for its outfitters a partially self-funded health insurance plan. The Company maintains stop-loss insurance through an insurance company with a $200 per person deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of February 1, 2025, and February 3, 2024, the Company estimated the IBNR for this plan to be $1,613 and $1,357, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Workers Compensation Insurance

The Company maintains for its outfitters a high-deductible workers compensation plan. The Company maintains stop-loss insurance through an insurance company with a $250 per claim deductible and aggregate claims limit above a predetermined threshold. The Company intends to maintain this plan indefinitely. However, the plan may be terminated, modified, suspended, or discontinued at any time for any reason specified by the Company.

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of February 1, 2025, and February 3, 2024, the Company estimated the IBNR for this plan to be $1,595 and $1,450, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, net advertising expenses totaled $17,430, $20,883, and $23,816, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 36-month period ended February 1, 2025, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. Accordingly, as of February 1, 2025, a valuation allowance of $10.1 million was provided against the net amount of deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant tax authorities, based on the technical merits of the position. Interest and potential penalties are accrued related to unrecognized tax benefits in the provision for income taxes.

Fair Value of Financial Instruments

As of February 1, 2025, and February 3, 2024, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023.

Share Retirement

The Company has periodically repurchased and retired stock through a board authorized repurchase program. When shares are retired as part of this program the repurchased shares are returned to a status of authorized but unissued. The Company’s policy to account for the retired shares is to allocate the excess of the repurchase price over the par value of shares acquired to Additional Paid in Capital ("APIC") and Retained Earnings. The portion allocated to APIC is determined by dividing the number of retired shares by the number of shares issued as of the retirement date. This ratio is applied to the balance of APIC as of the retirement date. Any remaining amount of the excess of the repurchase price over the par value not allocated to APIC reduces Retained Earnings.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280)—Improvements to Reportable Segment Disclosures, which aims to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments in the ASU enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The ASU applies to all public entities that are required to report segment information in accordance with ASC 280, and is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. The Company adopted this ASU for its annual report for the fiscal period ending February 1, 2025.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which includes improvements to the disclosures in the notes to the financial statements of specified information about certain costs and expenses. This ASU requires the disclosure of (1) amounts of certain relevant expenses included in each caption on the face of the financial statements, (2) certain amounts that are already required to be disclosed under US GAAP in the same disclosure as the other disaggregation requirements, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This ASU is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

(3) Property and Equipment

Property and equipment consisted of the following as of February 1, 2025 and February 3, 2024:

	February 1,	February 3,
	2025	2024
Furniture, fixtures, and equipment	$175,178	$170,713
Leasehold improvements	232,168	226,787
Construction in progress	1,126	1,367
Total property and equipment, gross	408,472	398,867
Less accumulated depreciation and amortization	(240,634)	(204,415)
Total property and equipment, net	$167,838	$194,452

Depreciation expense was $40,438, $38,947, and $31,710, for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

(4) Definite Lived Intangible Assets

Definite lived intangible assets consisted of the following as of February 1, 2025 and February 3, 2024:

	February 1, 2025
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(229)	221
Intellectual Property	8 years	100	(54)	46
Total		$550	(283)	267

	February 3, 2024
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(181)	269
Intellectual Property	8 years	100	(42)	58
Total		$550	(223)	327

Amortization expense for definite lived intangible asset was $60, $62, and $66, for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

(5) Leases

At the inception of the lease, the Company’s operating leases have remaining certain lease terms of up to 15 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

In the fiscal year ended February 1, 2025, the Company recorded a non-cash increase of $15,511, to ROU assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, and new leases added.

The Company has certain retail locations at which the leases provide for variable payments for common area maintenance, property taxes, insurance and rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. The Company recognizes variable lease expense for these leases in the period incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Operating lease expense	$68,543	$66,213	$58,562
Variable lease expense	24,420	22,632	18,740
Short-term lease expense	423	1,194	1,200
Total lease expense	$93,386	$90,039	$78,502

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Operating cash flows from operating leases	$(74,559)	$(69,972)	$(63,783)
Cash paid for lease liabilities - operating leases	(74,559)	(69,972)	(63,783)

	As of February 1,	As of February 3,	As of January 28,
	2025	2024	2023
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$15,511	$58,000	$54,243
Terminated right-of-use assets and liabilities	—	—	—
Weighted-average remaining lease term - operating leases	5.83	5.85	5.75
Weighted-average discount rate - operating leases	7.56%	7.72%	7.96%

In accordance with ASC 842, maturities of operating lease liabilities as of February 1, 2025 were as follows:

Operating
Fiscal Year Ending:	Leases
2025	$73,385
2026	71,226
2027	64,919
2028	58,814
2029	48,953
Thereafter	143,460
Undiscounted cash flows	$460,757
Reconciliation of lease liabilities:
Present values	$356,550
Lease liabilities - current	49,128
Lease liabilities - noncurrent	307,422
Lease liabilities - total	$356,550
Difference between undiscounted and discounted cash flows	$104,207

The Company has excluded in the table above approximately $7.9 million for a lease (undiscounted basis) that was entered into as of April 2, 2025. This lease will commence in 2025 with lease terms of 12 years.

(6) Segments

The Company has one reportable segment, Sportsman's Warehouse, which operates solely as a sporting goods retailer, including both retail stores and an e-commerce platform. The single operating segment derives revenues from customers purchasing goods from both the Company’s retail stores and its e-commerce platform.

The accounting policies of the single operating segment are the same as those described in the summary of significant accounting policies.

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income (loss) that also is reported on the consolidated statement of operations.

The measure of segment assets is reported on the balance sheet as total consolidated assets. Asset information is not presented here because its presentation here would be duplicative of the consolidated balance sheets.

Net income is used in monitoring budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net sales	$1,197,633	$1,287,987	$1,399,515
Cost of goods sold	827,167	904,574	939,275
Gross profit	370,466	383,413	460,240

Selling, general and administrative expenses
Payroll	165,262	179,305	192,099
Rent	93,386	90,039	78,502
Depreciation and amortization	40,498	39,009	31,776
Nonrecurring operating expenses (1)	3,361	6,665	3,417
Pre-opening (2)	24	5,781	3,654
Other operating (3)	86,174	87,951	92,729
Total selling, general and administrative expenses	388,705	408,750	402,177
(Loss) income from operations	(18,239)	(25,337)	58,063
Other (income) expense:
Other losses	612	—	—
Interest expense	12,278	12,869	4,195
(Loss) income before income taxes	(31,129)	(38,206)	53,868
Income tax (benefit) expense	1,930	(9,209)	13,350
Consolidated net (loss) income	$(33,059)	$(28,997)	$40,518

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including executive transition costs, cancelled contracts, certain one-time legal expenses and a cost reduction plan.
(2)
Expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating, include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at February 1, 2025 and February 3, 2024:

	February 1, 2025	February 3, 2024
Book overdraft	$21,929	$14,361
Unearned revenue	36,600	38,044
Accrued payroll and related expenses	11,397	10,507
Sales and use tax payable	5,624	5,170
Other	20,396	15,583
Total accrued expenses	$95,946	$83,665

(8) Long Term Debt

Long-term debt consisted of the following as of February 1, 2025 and February 3, 2024:

	February 1,	February 3,
	2025	2024
Term loan	$25,000	$—
Less discount	(933)	—
	24,067	—
Less current portion, net of discount	—	—
Long-term portion	$24,067	$—

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC (the “Pathlight Agent”), as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (the “Term Loan”). The Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $45,000, consisting of $25,000 in initial ABL term loans that were made by the ABL Lenders on July 30, 2024 and $20,000 in delayed draw ABL term loans. The $25,000 in proceeds from the initial ABL term loans were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the Term Loan of approximately $1,136. These costs offset the recorded carrying amount of the Term Loan on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of February 1, 2025 and February 3, 2024, the Company had $25,000 and $0, respectively, in outstanding loans under the Term Loan. As of February 1, 2025, the Company had $18,000 available for borrowing under the Term Loan, calculated based upon certain borrowing base restrictions.

The availability of loans under the Term Loan is subject to a borrowing base calculation based on eligible credit card receivables, eligible inventory, the revolving borrowing base determined under the Revolving Line of Credit, and reserves. The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of February 1, 2025 was 10.45%.

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

As of February 1, 2025 and February 3, 2024, the Company had $933 and $0, respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recognized $203, $0 and $0, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts.

The scheduled minimum payments on outstanding long-term debt were as follows as of February 1, 2025:

Fiscal Year Ending:	Minimum Payments
2025	$—
2026	—
2027	25,000
2028	—
2029	—
Thereafter	—
Total	$25,000

(9) Revolving Line of Credit

SWI, as lead borrower, Holdings, and other subsidiaries of Holdings, each as borrowers, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, swing line lender, letter of credit issuer and lender, with a consortium of banks led by Wells Fargo, entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Through the Second Amendment, the parties agreed to amend the Amended and Restated Credit Agreement, dated as of May 23, 2018, as previously amended May 17, 2022 by and among SWI, as lead borrower, and Wells Fargo, as agent and a lender, and the other parties listed on the signature pages thereto (as amended, including by the Second Amendment, the “Revolving Line of Credit Agreement”) that governs the Company's revolving line of credit (the "Revolving Line of Credit").

The Company did not incur any additional fees related to the Revolving Line of Credit and will continue to amortize the prior recorded fees of $508 paid to various parties which were capitalized in association with the May 17, 2022 amendment. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

As of February 1, 2025, and February 3, 2024, the Company had $88,260 and $135,272, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $13,654 and $9,230 as of February 1, 2025 and February 3, 2024, respectively. As of February 1, 2025, the Company had $110,259 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions, and stand-by commercial letters of credit of $2,012 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the

Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the Revolving Line of Credit as of February 1, 2025 and February 3, 2024 was 5.74% and 7.01%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of February 1, 2025, the Company held approximately $343,000 in collateralized eligible inventory and credit card receivables related to the Term Loan and Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of February 1, 2025 and February 3, 2024, the Company had $352 and $503, respectively, in outstanding deferred financing fees. During fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the Company recognized $151, $154 and $184, respectively, of non-cash interest expense in relation to the amortization of deferred financing fees.

During the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, gross borrowings under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,288,037, $1,458,076, and $1,558,928, respectively. During the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, gross paydowns under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,345,672, $1,432,841, and $1,543,677, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of February 1, 2025, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Sale-Leaseback Transactions

During the fiscal years ended February 1, 2025 and February 3, 2024, the Company did not complete any sale-leaseback transactions. During fiscal year 2022 the Company completed two sale-leaseback transactions the buildings associated to new store locations. For the sale-leaseback transaction, the Company was the owner of the building and paid all construction costs directly. Once construction was deemed complete and occupancy permits were obtained, the Company sold the building and rights to the constructed assets to the landlord for a predetermined amount and were written off the Company’s books. Any remaining assets were considered leasehold improvements or property and equipment. The total value of tenant allowances received under these transactions during fiscal year 2022 was $2,923.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
	February 1,	February 3,	January 28,
	2025	2024	2023
Net (loss) income	$(33,059)	$(28,997)	$40,518
Weighted-average shares of common stock outstanding:
Basic	37,808	37,489	40,489
Dilutive effect of common stock equivalents	—	—	230
Diluted	37,808	37,489	40,719
Basic (loss) earnings per share	$(0.87)	$(0.77)	$1.00
Diluted (loss) earnings per share	$(0.87)	$(0.77)	$1.00
Restricted stock units considered anti-dilutive and excluded in the calculation	603	354	244

(13) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $4,229, $4,237, and $4,673, during fiscal years 2024, 2023, and 2022, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of operations. As of February 1, 2025, and February 3, 2024, the Company had $4,744 and $5,985, respectively, remaining in unrecognized compensation costs. The weighted average period over which these costs are expected to be recognized is 1.85 years. The Company recognizes forfeitures as they occur.

Employee Stock Plans

As of February 1, 2025, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 2,579. As of February 1, 2025, there were 1,712 unvested stock awards outstanding under the 2019 Plan.

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

Nonvested Performance-Based Stock Awards

During fiscal year 2024, the Company issued 874 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.09 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving a fiscal year 2024 performance target for earnings before interest, taxes, depreciation and amortization expenses. If a minimum threshold performance target is not achieved, no shares will vest. The maximum number of shares subject to the award is 874. Following the end of the performance period for fiscal year 2024, the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee's continued employment over the remaining service period. The fiscal year 2024 performance targets were not met and all shares were forfeited as of February 1, 2025.

During fiscal year 2023, the Company issued 36 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $8.40 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2023, 2024, and 2025 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 72, and the “target” number of shares subject to the award is 36 as reported below. Following the end of the performance period (fiscal years 2023, 2024, and 2025), the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee's continued employment over the remaining service period.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	(892)	3.22
Vested	-	-
Balance at February 1, 2025	12	$8.40

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	313	$7.72
Grants	36	8.40
Forfeitures	(98)	10.94
Vested	(221)	6.20
Balance at February 3, 2024	30	$9.03

Nonvested Stock Unit Awards

During the fiscal year 2024, the Company issued 1,354 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of $3.12 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,354	3.12
Forfeitures	(204)	5.70
Vested	(508)	7.37
Balance at February 1, 2025	1,700	$4.01

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 28, 2023	721	$12.16
Grants	1,219	6.34
Forfeitures	(449)	10.22
Vested	(433)	10.07
Balance at February 3, 2024	1,058	$7.13

As of February 1, 2025, and February 3, 2024, the weighted average grant date fair value of the outstanding shares was $4.01 and $7.13, respectively.

(14) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 1,600 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2024, 2023, and 2022 was $92, $214, and $240, respectively. During fiscal year 2024 157 shares were issued under the ESPP and, as of February 1, 2025, the number of shares available for issuance was 771.

(15) Income Taxes

For the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, the income tax provision consisted of the following:

	February 1,	February 3,	January 28,
	2025	2024	2023
Current:
Federal	$21	$203	$6,853
State	328	643	2,737
Total current	349	846	9,590
Deferred:
Federal	(809)	(8,251)	3,602
State	2,390	(1,804)	158
Total deferred	1,581	(10,055)	3,760
Total income tax provision	$1,930	$(9,209)	$13,350

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 1,	February 3,	January 28,
	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	(6.9)	4.1	4.1
Permanent items	(2.2)	(2.4)	1.1
Tax credits	1.0	2.4	(1.7)
Valuation allowance	(18.3)	—	—
Other items	(0.8)	(1.0)	0.3
Effective income tax rate	(6.2)%	24.1%	24.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at February 1, 2025 and February 3, 2024, respectively, are presented below:

	February 1,	February 3,
	2025	2024
Deferred tax assets:
Accrued liabilities	$268	$555
Operating lease liability	89,494	89,279
Gift card liability	3,191	2,622
Goodwill	425	507
Intangible asset	490	635
Inventories	3,021	3,322
Sales return reserve	214	205
Stock-based compensation	726	778
Tax credits	1,120	791
Net operating losses	11,136	15,474
Section 163j	5,910	—
Loyalty program	654	1,089
Total gross deferred tax assets	116,649	115,257
Less: Valuation allowance	(10,082)	$—
Deferred tax assets, net of valuation allowance	$106,567	$115,257
Deferred tax liabilities:
Depreciation	$(28,676)	$(35,872)
ROU asset	(77,701)	(77,654)
Prepaid expenses	(1,330)	(1,226)
Total gross deferred tax liabilities	(107,707)	(114,752)
Net deferred tax (liability) asset	$(1,140)	$505

As of February 1, 2025, the Company had a federal net operating loss (“NOL”) carryforward of $42,647 with no expiration period. In addition, the Company has federal credit carryforwards of $920 which begin to expire in 2044. The Company continues to evaluate the possibility of an ownership change in accordance with Internal Revenue Code Section 382, which could limit the utilization of their NOL and credit carryforwards each year. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. As of February 1, 2025, the Company is not aware of any such ownership change.

As of February 1, 2025, the Company had state NOL carryforwards of $15,409 with no expiration period and state NOL carryforwards of $26,813 which expire beginning in 2032 through 2044. In addition, the Company has state credit carryforwards of $200 which begin to expire in 2038.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 36-month period ended February 1, 2025, which was not outweighed by available positive evidence. Accordingly, as of February 1, 2025, a valuation allowance of $10,082 was provided against the net amount of deferred tax assets as compared to zero in prior years.

As of February 1, 2025, the Company had no material unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal tax years that remain subject to examination are the periods ended January 29, 2022 through February 3, 2024. State years that remain subject to examination are generally the periods from January 30, 2021 through February 3, 2024 in various jurisdictions.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of operations. No interest or penalties were accrued for fiscal years 2024, 2023 or 2022.

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

On January 22, 2024, Jon Kogut filed a putative class action lawsuit against the Company and the members of its Board of Directors in the Delaware Court of Chancery (the “2024 Delaware Litigation”). The lawsuit asserts claims on behalf of a putative class comprised of all stockholders other than defendants and any current directors or officers of the Company and is captioned Kogut v. Bejar, et al., C.A. No. 2024-0055-MTZ (Del. Ch.). In his complaint, Mr. Kogut contends that certain provisions in the Company’s advance notice bylaws (the “Challenged Provisions”) are invalid and void and that the members of the Board have breached their fiduciary duty of loyalty by adopting and maintaining the Challenged Provisions. In addition to seeking declaratory, equitable, and injunctive relief, Mr. Kogut seeks an award of attorneys’ fees and other costs and expenses on behalf of the putative class. On March 27, 2025, the Court stayed the action pending the resolution of motions to dismiss in other cases challenging advance notice bylaws.

(17) Retirement Plan

The Company sponsors a profit-sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors (the “Board”), the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $2,030, $1,706, and $1,343, for the fiscal years ended February 1, 2025, February 3, 2024, and January 28, 2023, respectively.

(18) Subsequent Events

On March 31, 2025 the SWI, as lead borrower, the Company as guarantor and other subsidiaries of the Company, each as borrowers, and PLC Agent LLC (the “Pathlight Agent”), as administrative and collateral agent for various lenders affiliated with Pathlight Capital, entered into the First Amendment to ABL Term Loan Credit Agreement (the “First Amended Term Loan Agreement”). The First Amended Term Loan Agreement extended the end date of the lenders’ commitment for the Company’s $20 million delayed draw term loan facility from April 30, 2025 to July 31, 2025.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of February 1, 2025.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of February 1, 2025, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of February 1, 2025.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of February 1, 2025 appears in item 4 below.

3.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended February 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sportsman’s Warehouse Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended February 1, 2025, and our report dated April 2, 2025 expressed an unqualified opinion on those financial statements.

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

/s/ GRANT THORNTON LLP

Salt Lake City, Utah

April 2, 2025

ITEM 9B. OTHER INFORMATION

Because we are filing this Annual Report within four business days after the triggering event, we are making the following disclosure under this “Item 9B. Other Information” instead of filing a Current Report on Form 8-K under Item 1.01, Entry into a Material Definitive Agreement, and Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Item 1.01 Entry into a Material Definitive Agreement.

On March 31, 2025, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Company, as lead borrower, the Company as guarantor and other subsidiaries of the Company, each as borrowers, and PLC Agent LLC (the “Pathlight Agent”), as administrative and collateral agent for various lenders affiliated with Pathlight Capital, entered into the First Amendment to ABL Term Loan Credit Agreement (the “First Amended Term Loan Agreement”). The First Amended Term Loan Agreement extended the end date of the lenders’ commitment for the Company’s $20 million delayed draw term loan facility from April 30, 2025 to July 31, 2025.

Item 2.03 Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

The information provided in Item 1.01 is hereby incorporated by reference into this Item 2.03.

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2025 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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
1.
Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets – February 1, 2025 and February 3, 2024
•
Consolidated Statements of Operations– Years ended February 1, 2025, February 3, 2024, and January 28, 2023
•
Consolidated Statements of Stockholders’ Equity – Years ended February 1, 2025, February 3, 2024, and January 28, 2023
•
Consolidated Statements of Cash Flows – Years ended February 1, 2025, February 3, 2024, and January 28, 2023
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

4.2	Description of Capital Stock of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 4.2 to the Company's annual Report on Form 10-K filed on April 4, 2024).

10.1

Second Amendment to Amended and Restated Credit Agreement, dated July 30, 2024, by and among Sportsman's Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto, including Annex A being the Amended and Restated Credit Agreement dated as of May 23, 2018, as amended May 27, 2022 and July 30, 2024 (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K, filed with the SEC on August 1, 2024).

10.2

Guaranty, dated as of May 23, 2018, by and among Sportsman’s Warehouse Holdings, Inc., as Guarantor, in favor of Wells Fargo Retail Finance, LLC, as Administrative Agent and Collateral Agent, and the Credit Parties (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 25, 2018).

10.3

Third Amended and Restated Security Agreement, dated July 30, 2024, by and among Sportsman's Warehouse, Inc., as lead borrower, and the other borrowers and guarantors party thereto, in favor of Wells Fargo Bank, National Association as agent (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K, filed with the SEC on August 1, 2024).

10.4	ABL Term Loan Credit Agreement, dated July 30, 2024, by and among Sportsman's Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, PLC Agent LLC, as administrative and

Exhibit Number	Description

collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed with the SEC on August 1, 2024).

10.5+

First Amendment to ABL Term Loan Credit Agreement, dated March 28, 2025, by and among Sportsman's Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, PLC Agent LLC, as administrative and collateral agent, and the lenders party thereto.

10.6

Facility Guaranty dated as of July 30, 2024 by Sportsman's Warehouse Holdings, Inc. in favor of PLC Agent LLC, as administrative agent and collateral agent, and the Credit Parties thereto (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K, filed with the SEC on August 1, 2024).

10.7

Security Agreement, dated July 30, 2024, by and among Sportsman's Warehouse, Inc. as lead borrower, and the other borrowers and guarantors party thereto, in favor of PLC Agent LLC as agent (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Fork 8-K, filed with the SEC on August 1, 2024).

10.8

Amended and Restated 2019 Performance Incentive Plan of Sportsman's Warehouse Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Fork 8-K, filed with the SEC on May 31, 2024).

10.9

Amended and Restated Employee Stock Purchase Plan of Sportsman's Warehouse Holdings, Inc. (incorporated by reference to Exhibit 99.2 to the Company's Current Report on 8-K, filed with the SEC on May 31, 2024).

10.10*	Form of Director Restricted Stock Unit Award Agreement (2020) (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed on April 9, 2020).

10.11*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.12*

Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2020-2022) (incorporated by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed on June 1, 2022).

10.13*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2023) (incorporated by reference to Exhibit 10.10 to the Company's Annual Report on Form 10-K filed on April 4, 2024).

10.14*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers (2024) (incorporated by Reference to Exhibit 10.11 to the Company's Annual Report on Fork 10-K filed on April 4, 2024).

10.15*	Form of Director Restricted Stock Unit Award Agreement (Deferred Settlement) (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed on September 7, 2023).

10.16*	Cash Long-Term Incentive Plan (incorporated by reference to Exhibit 10.13 to the Company's Annual Report on Form 10-K filed on April 4, 2024).

10.17*

Form of Restricted Unit Award Agreement (CEO) under the Sportsman's Warehouse Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed on December 7, 2023).

Exhibit Number	Description

10.18*

Form of Restricted Stock Unit Award Agreement (VP and Above) under the Sportsman’s Warehouse

Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly

Report on Form 10-Q filed on December 7, 2023).

10.19*	Sportsman’s Warehouse Holdings, Inc. Inducement Plan (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K, filed on September 26, 2023).

10.20*	Form of Indemnification Agreement for Directors and Executive Officers (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 8, 2019).

10.21*

Employment Agreement, dated September 22, 2023, between Sportsman’s Warehouse Holdings, Inc. and Paul Stone (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 26, 2023).

10.22*

Employee Confidential Information and Inventions Assignment Agreement, dated September 22, 2023,

between Sportsman’s Warehouse Holdings, Inc. and Paul Stone (incorporated by reference to Exhibit

10.2 to the Company’s Current Report on Form 8-K, filed on September 26, 2023).

10.23*

Severance Agreement, dated September 26, 2021, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 28, 2021).

10.24

Sportsman's Warehouse Holdings, Inc. Non-Employee Directors’ Compensation Policy (as amended August 23, 2023, effective August 23, 2023 (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on September 7, 2023).

19.1+	Insider Trading Policy

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of Grant Thornton LLP

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensations Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on April 4, 2024).

101

The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025, formatted in Inline XBRL (included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement

+ Filed herewith

*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: April 2, 2025	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Paul Stone	President, Chief Executive	April 2, 2025
Paul Stone	Officer and Director
(Principal Executive Officer)

/s/Jeff White	Chief Financial Officer and Secretary	April 2, 2025
Jeff White	(Principal Financial and
Accounting Officer)

/s/Steven R. Becker	Director	April 2, 2025
Steven R. Becker

/s/Martha Bejar	Director	April 2, 2025
Martha Bejar

/s/Richard McBee	Director	April 2, 2025
Richard McBee

/s/Steven W. Sansom	Director	April 2, 2025
Steven W. Sansom

/s/Nancy A. Walsh	Director	April 2, 2025
Nancy A. Walsh