Form 10-Q
period 2025-05-03
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2025-06-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 3, 2025

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

The number of shares of the registrant's common stock, $0.01 par value per share, outstanding as of May 27, 2025 was 38,318,169.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our first fiscal quarters for fiscal year 2025 and fiscal year 2024 ended on May 3, 2025 and May 4, 2024, respectively. Both quarters consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2025 and the first quarter of fiscal year 2024, respectively. Fiscal year 2025 contains 52 weeks of operations and will end on January 31, 2026. Fiscal year 2024 contained 52 weeks of operations and ended on February 1, 2025.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2025” refer to our fiscal year ending January 31, 2026; (ii) “fiscal year 2024” refer to our fiscal year ended February 1, 2025; and (iii) “fiscal year 2023” refer to our fiscal year ended February 3, 2024.

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
•
our implementation of a plan to reduce expenses in response to adverse macroeconomic conditions, including an increased focus on financial discipline and rigor throughout our organization; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, elevated interest rates, the impacts of tariffs and trade disputes, economic slowdowns, and recessions or market corrections.

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I., Item 1A., Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended February 1, 2025 (our “Fiscal 2024 Form 10-K”) and “Part I., Item 2., Management’s Discussion and Analysis of Financial

Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	May 3,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$3,560	$2,832
Accounts receivable, net	2,934	2,410
Merchandise inventories	412,268	341,958
Prepaid expenses and other	22,592	18,802
Total current assets	441,354	366,002
Operating lease right of use asset	323,753	316,499
Property and equipment, net	162,813	167,838
Goodwill	1,496	1,496
Definite lived intangibles, net	253	267
Total assets	$929,669	$852,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$88,119	$64,041
Accrued expenses	97,565	95,946
Income taxes payable	486	194
Operating lease liability, current	50,466	49,128
Revolving line of credit	141,864	74,654
Total current liabilities	378,500	283,963
Long-term liabilities:
Deferred income taxes	—	946
Term loan, net	24,146	24,067
Operating lease liability, noncurrent	311,966	307,422
Total long-term liabilities	336,112	332,435
Total liabilities	714,612	616,398

Commitments and contingencies
Stockholders' equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 38,318 and 38,103 shares issued and outstanding, respectively	383	380
Additional paid-in capital	86,604	86,000
Accumulated earnings	128,070	149,324
Total stockholders' equity	215,057	235,704
Total liabilities and stockholders' equity	$929,669	$852,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Net sales	$249,103	$244,240
Cost of goods sold	173,460	170,454
Gross profit	75,643	73,786

Selling, general, and administrative expenses	95,256	94,413
Loss from operations	(19,613)	(20,627)
Interest expense	2,971	2,908
Loss before income taxes	(22,584)	(23,535)
Income tax benefit	(1,330)	(5,469)
Net loss	$(21,254)	$(18,066)
Loss per share:
Basic	$(0.56)	$(0.48)
Diluted	$(0.56)	$(0.48)
Weighted average shares outstanding:
Basic	38,144	37,567
Diluted	38,144	37,567

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended May 3, 2025 and May 4, 2024
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	149	1	—	—	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(46)	—	—	—	—	—	(132)	—	(132)
Stock-based compensation	—	—	—	—	—	—	1,174	—	1,174
Net loss	—	—	—	—	—	—	—	(18,066)	(18,066)
Balance at May 4, 2024	37,632	$376	—	$—	—	$—	$82,839	$164,317	$247,532

Balance at February 1, 2025	38,041	$380	—	$—	—	$—	$86,000	$149,324	$235,704
Vesting of restricted stock units	420	4	—	—	—	—	(4)	—	—
Payment of withholdings on restricted stock units	(143)	(1)	—	—	—	—	(185)	—	(186)
Stock-based compensation	—	—	—	—	—	—	793	—	793
Net loss	—	—	—	—	—	—	—	(21,254)	(21,254)
Balance at May 3, 2025	38,318	$383	—	$—	—	$—	$86,604	$128,070	$215,057

SPORTSMAN'S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Cash flows from operating activities:
Net loss	$(21,254)	$(18,066)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	9,846	10,377
Amortization of discount on debt and deferred financing fees	136	38
Amortization of definite lived intangible	14	15
Loss on asset dispositions	64	16
Noncash lease expense	(11,242)	(3,187)
Deferred income taxes	(946)	(5,467)
Stock-based compensation	793	1,174
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(523)	18
Operating lease liabilities	9,869	1,477
Merchandise inventories	(70,310)	(36,933)
Prepaid expenses and other	(3,828)	839
Accounts payable	22,986	13,756
Accrued expenses	3,869	1,351
Income taxes payable and receivable	292	(58)
Net cash used in operating activities	(60,234)	(34,650)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(3,815)	(3,312)
Proceeds from sale of property and equipment	11	24
Net cash used in investing activities	(3,804)	(3,288)
Cash flows from financing activities:
Net borrowings on line of credit	67,210	37,992
Decrease in book overdraft	(2,239)	(895)
Payment of withholdings on restricted stock units	(186)	(132)
Payment of deferred financing costs and discount on term loan	(19)	—
Net cash provided by financing activities	64,766	36,965
Net change in cash and cash equivalents	728	(973)
Cash and cash equivalents at beginning of period	2,832	3,141
Cash and cash equivalents at end of period	$3,560	$2,168

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,821	$2,688
Income taxes, net of refunds	676	56

Supplemental schedule of noncash activities:
Noncash change in operating lease right of use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$(3,953)	$7,052
Purchases of property and equipment included in accounts payable and accrued expenses	$1,371	$834

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 3, 2025, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2025 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company's condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 3, 2025 are not necessarily indicative of the results to be obtained for the fiscal year ending January 31, 2026. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on April 2, 2025 (the “Fiscal 2024 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2024 Form 10-K. The Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

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

In November 2024, the FASB issued ASU No. 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which includes improvements to the disclosures in the notes to the financial statements of specified information about certain costs and expenses. This ASU requires the disclosure of (1) amounts of certain relevant expenses included in each caption on the face of the financial statements, (2) certain amounts that are already required to be disclosed under GAAP in the same disclosure as the other disaggregation requirements, (3) a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, and (4) the total amount of selling expenses and, in annual reporting periods, an entity's definition of selling expenses. This ASU is effective for public entities for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027 with early adoption permitted. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 3, 2025 and February 1, 2025:

	May 3, 2025	February 1, 2025
Right of return assets, which are included in prepaid expenses and other	$1,701	$1,732
Estimated gift card contract liability, net of breakage	(28,634)	(30,872)
Estimated loyalty contract liability, net of breakage	(2,196)	(2,606)
Sales return liabilities, which are included in accrued expenses	(2,539)	(2,585)

During the 13 weeks ended May 3, 2025, the Company recognized approximately $379 in gift card breakage and approximately $1,024 in loyalty breakage. During the 13 weeks ended May 4, 2024, the Company recognized approximately $407 in gift card breakage and approximately $437 in loyalty breakage. During the 13 weeks ended May 3, 2025, the Company recognized revenue of $8,130 relating to contract liabilities that existed at February 1, 2025.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 weeks ended May 3, 2025 and May 4, 2024, was approximately:

		Thirteen Weeks Ended
		May 3,	May 4,
Department	Product Offerings	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	8.5%	9.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.8%	5.6%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.1%	11.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	5.2%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.6%	63.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	4.8%	5.0%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of May 3, 2025 and February 1, 2025:

	May 3,	February 1,
	2025	2025
Furniture, fixtures, and equipment	$178,422	$175,178
Leasehold improvements	233,411	232,168
Construction in progress	1,449	1,126
Total property and equipment, gross	413,282	408,472
Less accumulated depreciation and amortization	(250,469)	(240,634)
Total property and equipment, net	$162,813	$167,838

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 3, 2025 and February 1, 2025:

	May 3,	February 1,
	2025	2025
Book overdraft	$19,690	$21,929
Unearned revenue	34,083	36,600
Accrued payroll and related expenses	13,027	11,397
Sales and use tax payable	6,755	5,624
Accrued construction costs	22	—
Other	23,988	20,396
Total accrued expenses	$97,565	$95,946

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

During the 13 weeks ended May 3, 2025, the Company recorded a net non-cash decrease of $3,953 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, new leases added and lease amendments.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Operating lease expense	$17,319	$17,036
Variable lease expense	6,557	6,228
Short-term lease expense	101	134
Total lease expense	$23,977	$23,398

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Operating cash outflows from operating leases	$18,265	$18,518

	As of May 3,	As of May 4,
	2025	2024
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$(3,953)	$7,052
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	6.08	6.00
Weighted-average discount rate - operating leases	7.39%	7.68%

In accordance with ASC 842, maturities of operating lease liabilities as of May 3, 2025 were as follows:

Operating
Fiscal Year Ending:	Leases
2025 (remainder)	$55,901
2026	74,193
2027	67,568
2028	61,984
2029	52,807
Thereafter	152,745
Undiscounted cash flows	$465,198
Reconciliation of lease liabilities:
Present values	$362,432
Lease liabilities - current	50,466
Lease liabilities - noncurrent	311,966
Lease liabilities - total	$362,432
Difference between undiscounted and discounted cash flows	$102,766

(7) Segments

The Company has one reportable segment, Sportsman's Warehouse, which operates solely as a sporting goods retailer, including both retail stores and an e-commerce platform. The single operating segment derives revenues from customers purchasing goods from both the Company’s retail stores and its e-commerce platform.

The CODM assesses performance for the single operating segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed consolidated statement of operations.

The measure of segment assets is reported on the condensed consolidated balance sheet as total consolidated assets. Asset information is not presented here because its presentation here would be duplicative of the condensed consolidated balance sheets.

Net income is used in monitoring budget versus actual results. The CODM also uses net income (loss) in competitive analysis by benchmarking to the Company’s competitors. The competitive analysis along with the monitoring of budgeted versus actual results are used in assessing performance of the segment and in establishing management’s compensation.

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Net sales	$249,103	$244,240
Cost of goods sold	173,460	170,454
Gross profit	75,643	73,786

Selling, general and administrative expenses
Payroll	42,568	40,212
Rent	23,917	23,398
Depreciation and amortization	9,860	10,392
Nonrecurring operating expenses (1)	—	324
Pre-opening (2)	71	—
Other operating (3)	18,840	20,087
Total selling, general and administrative expenses	95,256	94,413
(Loss) income from operations	(19,613)	(20,627)
Other (income) expense:
Interest expense	2,971	2,908
(Loss) income before income taxes	(22,584)	(23,535)
Income tax (benefit) expense	(1,330)	(5,469)
Consolidated net (loss) income	$(21,254)	$(18,066)

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including executive transition costs.
(2)
Expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating, include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(8) Long-Term Debt

Long-term debt consisted of the following as of May 3, 2025 and February 1, 2025:

	May 3,	February 1,
	2025	2025
Term loan	$25,000	$25,000
Less discount	(854)	(933)
	24,146	24,067
Less current portion, net of discount	—	—
Long-term portion	$24,146	$24,067

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC (the “Pathlight Agent”), as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (the “Term Loan Agreement”) that governs the Company's term loan (the “Term Loan”). The Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $45,000, consisting of $25,000 in initial ABL term loans that were made by the ABL

Lenders on July 30, 2024 and $20,000 in delayed draw ABL term loans. The $25,000 in proceeds from the initial ABL term loans were used to repay obligations under the Revolving Line of Credit described in Note 9.

On March 31, 2025, SWI, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and the ABL Lenders, entered into the First Amendment to the Term Loan Credit Agreement (the “First Amended Term Loan Agreement”). The First Amended Term Loan Agreement extended the end date of the lenders’ commitment for the Company’s $20 million delayed draw ABL term loan from April 30, 2025 to July 31, 2025.

The Company incurred deferred financing costs and discounts related to the Term Loan of approximately $1,136. These costs offset the recorded carrying amount of the Term Loan on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of each of May 3, 2025 and February 1, 2025, the Company had $25,000 in outstanding loans under the Term Loan. As of May 3, 2025, the Company had $18,000 available for borrowing under the Term Loan, calculated based upon certain borrowing base restrictions.

The availability of loans under the Term Loan is subject to a borrowing base calculation based on eligible credit card receivables, eligible inventory, the revolving borrowing base determined under the Revolving Line of Credit, and reserves. The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of May 3, 2025 was 10.42%.

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

As of May 3, 2025 and February 1, 2025, the Company had $854 and $933, respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the 13 weeks ended May 3, 2025, the Company recognized $102 of non-cash interest expense with regard to the amortization of deferred financing fees and discounts. During the 13 and weeks ended May 4, 2024, the Company did not recognize any non-cash interest expense related to a Term Loan.

The scheduled minimum payments on outstanding long-term debt were as follows as of May 3, 2025:

Fiscal Year Ending:	Minimum Payments
2025 (remainder)	$—
2026	—
2027	25,000
2028	—
2029	—
Thereafter	—
Total	$25,000

(9) Revolving Line of Credit

SWI, as lead borrower, Holdings, and other subsidiaries of Holdings, each as borrowers, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, swing line lender, letter of credit issuer and lender, with a consortium of banks led by Wells Fargo, entered into a Second Amendment to Amended and Restated Credit Agreement (the “Second Amendment”). Through the Second Amendment, the parties agreed to amend the Amended and Restated Credit Agreement, dated as of May 23, 2018, as previously amended May 17, 2022 by and among SWI, as lead borrower, and Wells Fargo, as agent and a lender, and the other parties listed on the signature pages thereto (as amended, including by the Second Amendment, the “Revolving Line of Credit Agreement”) that governs the Company's revolving line of credit (the “Revolving Line of Credit”).

The Company did not incur any additional fees related to the Revolving Line of Credit and will continue to amortize the prior recorded fees of $508 paid to various parties which were capitalized in association with the May 17, 2022 amendment. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

As of May 3, 2025 and February 1, 2025, the Company had $155,500 and $88,260, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $13,636 and $13,654 as of May 3, 2025 and February 1, 2025, respectively. As of May 3, 2025, the Company had $100,525 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,337 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Revolving Line of Credit) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The interest rate on the amounts outstanding under the Revolving Line of Credit as of May 3, 2025 and February 1, 2025 was 5.98% and 5.74%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving

Line of Credit Agreement also requires the Company to maintain a minimum availability at all times of not less than 10% of the gross borrowing base and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of May 3, 2025, the Company held approximately $416,400 in collateralized eligible inventory and credit card receivables related to the Term Loan and the Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of May 3, 2025 and February 1, 2025, the Company had $314 and $352, respectively, in outstanding deferred financing fees. During the 13 weeks ended May 3, 2025 and May 4, 2024, the Company recognized $38 and $38, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 weeks ended May 3, 2025 and May 4, 2024, gross borrowings under the Revolving Line of Credit were $340,138 and $307,715, respectively. During the 13 weeks ended May 3, 2025 and May 4, 2024, gross paydowns under the Revolving Line of Credit were $274,919 and $269,595, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 3, 2025, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Income Taxes

During the 13 weeks ended May 3, 2025 and May 4, 2024, the Company recognized income tax benefit of $1,330 and $5,469, respectively. The Company's effective tax rate during the 13 weeks ended May 3, 2025 and May 4, 2024 was 5.9% and 23.2%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(11) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Net loss	$(21,254)	$(18,066)
Weighted average shares of common stock outstanding:
Basic	38,144	37,567
Dilutive effect of common stock equivalents	—	—
Diluted	38,144	37,567
Basic loss per share	$(0.56)	$(0.48)
Diluted loss per share	$(0.56)	$(0.48)
Restricted stock units considered anti-dilutive and excluded in the calculation	1,712	635

(12) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 3, 2025 and May 4, 2024, the Company recognized total stock-based compensation expense of $793 and $1,174, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plans

As of May 3, 2025, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,954. As of May 3, 2025, there were 2,022 unvested stock awards outstanding under the 2019 Plan.

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

Employee Stock Purchase Plan

The Company also maintains an Amended and Rested Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended May 3, 2025, no shares were issued under the ESPP and, as of May 3, 2025, the number of shares available for issuance was 771.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 3, 2025, the Company did not issue any nonvested performance-based stock awards to employees.

During the 13 weeks ended May 4, 2024, the Company issued 874 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.09 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued was contingent on management achieving a fiscal year 2024 performance target for earnings before interest, taxes, depreciation and amortization expenses. If a minimum threshold performance target is not achieved, no shares would vest. The maximum number of shares subject to the award was 874. Following the end of the performance period for fiscal year 2024, the fiscal year performance targets were not met and all shares were forfeited as of February 1, 2025.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	—	—
Forfeitures	—	—
Vested	—	—
Balance at May 3, 2025	12	$8.40

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	—	—
Vested	—	—
Balance at May 4, 2024	904	$3.29

Nonvested Stock Unit Awards

During the 13 weeks ended May 3, 2025, the Company issued 835 nonvested stock units to employees at a weighted average grant date fair value of $1.02 per share. The shares vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

During the 13 weeks ended May 4, 2024, the Company issued 1,087 nonvested stock units to employees at a weighted average grant date fair value of $3.10 per share. The shares vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	835	1.02
Forfeitures	(27)	5.05
Vested	(498)	4.37
Balance at May 3, 2025	2,010	$2.67

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,087	3.10
Forfeitures	(27)	9.46
Vested	(184)	8.42
Balance at May 4, 2024	1,934	$4.69

(13) Commitments and Contingencies

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I., Item 1A. of our Fiscal 2024 Form 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I. of this 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected or achieved for any future period.

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

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control. Global economic and business activities continue to face widespread macroeconomic uncertainties, including the impact of international trade policies and increased tariff rates, inflation, elevated interest rates, recession risks and rising global political tensions.

Recent changes in international trade policy and the implementation of increased tariff rates have caused substantial uncertainty with respect to our inventory cost. If some of the proposed and current changes to international trade and tariff policy are implemented or continue for a significant length of time, we will experience a material increase in our inventory costs, especially in our Hunting and Shooting and Optics, Electronics, Accessories and Other departments. We cannot predict the ultimate impact of such changes on our financial results for the remainder of fiscal year 2025 and beyond since such policies remain highly dynamic and evolving. In the first quarter of fiscal year 2025, we purchased additional inventory in anticipation of increased tariff rates and we expect to purchase additional strategic inventory in the second quarter of fiscal year 2025 in anticipation of further tariff rate increases to be prepared for the hunting and holiday seasons. We will continue to consider other means to mitigate the impact of increased tariff rates, including by seeking alternative sourcing of our products and by negotiating with our suppliers to absorb a portion of increased costs due to changes in tariff rates and trade policy; however, we cannot provide any assurances that we will be successful in such efforts.

In addition, since the beginning of fiscal year 2023, our business has been and continues to be impacted by consumer inflationary pressures and recession concerns. As a result, we have implemented cost reduction measures and reduced investments in future new store openings to reflect current sales trends. We did not open any new stores in fiscal year 2024 and we plan to open one new store in fiscal year 2025.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net loss plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses.

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

For instance, in November 2022, Oregon passed a ballot measure that amended Oregon law to prohibit private citizens from manufacturing, importing, possessing, using, purchasing, selling or transferring a magazine capable of holding (or being readily converted to hold) over ten rounds of ammunition. Additionally, this ballot measure also imposed complex permitting and training requirements for the purchase and sale of firearms. On December 6, 2022, a state Circuit Court judge in Oregon preliminarily enjoined the implementation of the ballot measure. On November 21, 2023, the Circuit Court judge permanently enjoined implementation of the ballot measure upon a determination that the ballot measure was facially unconstitutional under Oregon's state constitution. On March 12, 2025, the Oregon Court of Appeals reversed the state Circuit Court judge's permanent injunction, holding that the ballot measure was in fact facially constitutional under Oregon's state constitution. The Oregon Court of Appeals ordered the Circuit Court judge to enter a declaratory judgment consistent with the Court of Appeals’ decision. On April 14, 2025, the plaintiffs filed a petition for review before the Oregon Supreme Court.

We believe the injunction of the Oregon ballot measure remains temporarily in effect pending a determination on the plaintiff’s petition for review before the Oregon Supreme Court. There is also a pending bill in the Oregon House (HB 3075) that seeks to delay and modify the implementation of the ballot measure’s permitting requirement and establish certain exemptions. This ballot measure is also being challenged in a related case in federal court that is presently on appeal before the U.S. Court of Appeals for the Ninth Circuit. However, due to a recent ruling upholding a similar magazine capacity restriction case in California (Virginia Duncan, et al. v. Rob Bonta, No. 23-55805 (9th Cir. 2023)), we believe it is unlikely that the ballot measure will be struck down by the U.S. Court of Appeals for the Ninth Circuit.

While we believe the injunction of the Oregon ballot measure remains in effect until the Oregon Supreme Court decides on the plaintiff’s petition for review, the ballot measure could still be found constitutional and implemented in its current form. We currently operate eight stores in the State of Oregon. If the ballot measure is allowed to take effect, whether because the Oregon Supreme Court denies the petition for review or ultimately upholds the Oregon Court of Appeals March 12, 2025 order, sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin.

Opening new stores and acquiring store locations is also an important part of our long-term growth strategy. During fiscal year 2024, we did not open any new stores. We plan to open one new store in fiscal year 2025. We may deviate from this target if attractive opportunities are presented to open stores or acquire new store locations outside of our target growth rate.

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
•
build strong community connections and be the local choice for hunting and fishing solutions;
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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly apparel and footwear, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. We focus our buying on core items, high-turning products and seasonally relevant merchandise, particularly in ammunition, fishing, camping and personal protection, as these are areas where customer demand is more predictable and where having products in stock matters most to our customers. Successful inventory management ensures we have sufficient high margin products in stock to meet customer demand, while overstocking of items can lead to markdowns in order to help a product sell. This is especially true with respect to our more in demand inventory, with approximately 20% of our products accounting for approximately 80% of our net sales. Despite our decision to pull forward inventory purchases, we anticipate ending fiscal year 2025 with lower total inventory than fiscal year 2024.

During fiscal year 2024 and continuing into the first quarter of fiscal year 2025, elevated inflation has adversely impacted our gross margins. In fiscal year 2025, we anticipate modest improvements in our gross margins, driven by continued careful management of variable expenses. However, during the first quarter of fiscal year 2025, these improvements were negatively impacted by our decision to pull forward inventory purchases in anticipation of increased tariffs.

Gross margins may continue to be affected by the evolving implementation of these higher tariff rates. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Adjusted EBITDA

We define Adjusted EBITDA as net loss plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted

EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures.”

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	69.6	69.8
Gross profit	30.4	30.2
Selling, general, and administrative expenses	38.2	38.6
Loss from operations	(7.8)	(8.4)
Interest expense	1.3	1.2
Loss before income taxes	(9.1)	(9.6)
Income tax benefit	(0.5)	(2.2)
Net loss	(8.6)%	(7.4)%
Adjusted EBITDA	(3.6)%	(3.6)%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended
		May 3,	May 4,
Department	Product Offerings	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	8.5%	9.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.8%	5.6%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.1%	11.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	5.2%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	63.6%	63.9%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	4.8%	5.0%
Total		100.0%	100.0%

Thirteen Weeks Ended May 3, 2025 Compared to Thirteen Weeks Ended May 4, 2024

Net Sales and Same Store Sales. Net sales increased by $4.9 million, or 2.0%, to $249.1 million during the 13 weeks ended May 3, 2025 compared to $244.2 million in the corresponding period of fiscal year 2024. Our net sales increased primarily due to increased sales in our Fishing and Hunting and Shooting departments as we continue to emphasize inventory in-stocks to ensure we have the right inventory at the right location at the right time.

E-commerce driven sales comprised more than 20% of total sales for the 13 weeks ended May 3, 2025 and increased by approximately 8% compared to the corresponding period in fiscal year 2024. Same store sales increased by 2.0% during the 13 weeks ended May 3, 2025 compared to the corresponding 13-week period of fiscal year 2024, primarily as a result of our inventory management efforts.

Our Fishing, Hunting and Shooting, Apparel and Footwear departments saw net sales increases of $3.0 million, $2.4 million, $0.8 million and $0.2 million, respectively, during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024 primarily driven by increased unit sales due to our continued emphasis on maintaining sufficient inventory in-stocks of core items. Our Camping and Optics, Electronics, Accessories and Other departments saw net sales decreases of $1.3 million and $0.2 million, respectively, during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024. We believe these decreases reflected the impact of broader macroeconomic conditions discussed above. We also believe our Camping department was impacted by the later spring and the timing of the Easter holiday. Within our Hunting and Shooting department, our ammunition category saw an increase of $0.5 million or 1.3% and our firearm category saw a decrease of $0.1 million or 0.1% during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024. The increase in the ammunition category was primarily due to our efforts to ensure every day low pricing in key ammunition groups. The decrease in our firearms category was primarily driven by a shift in consumer behavior to lower cost firearms, however, we continued to consistently outpace the adjusted NICS background check data and gain market share within the firearm space.

With respect to same store sales, during the 13 weeks ended May 3, 2025, our Fishing, Apparel, Hunting and Shooting and Footwear departments saw increases of 11.0%, 5.6%, 1.5% and 1.4%, respectively, compared to the corresponding period of fiscal year 2024. Our Camping and Optics, Electronics, Accessories and Other departments saw same store sales decreases of 5.8% and 1.3%, respectively, during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024. These changes were primarily driven by the items noted above for net sales. As of May 3, 2025, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $1.9 million, or 2.5%, to $75.6 million during the 13 weeks ended May 3, 2025 compared to $73.8 million for the corresponding period of fiscal year 2024. As a percentage of net sales, gross profit increased to 30.4% during the 13 weeks ended May 3, 2025, compared to 30.2% for the corresponding period of fiscal year 2024, primarily driven by favorable mix and rate improvements in our fishing business, which carries a higher gross margin rate profile. This gain was partially offset by increased freight expense tied to our strategic inventory pull-forward in anticipation of higher tariffs and changes to international trade policy.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $0.8 million, or 0.9%, to $95.3 million during the 13 weeks ended May 3, 2025, compared to $94.4 million for the corresponding period of fiscal year 2024. This increase was primarily the result of increased payroll and rent expenses of $2.4 million and $0.5 million, respectively, during the 13 weeks ended May 3, 2025. These increases were partially offset by decreases of $1.2 million and $0.5 million in other operating and depreciation expenses, respectively. As a percentage of net sales, selling, general, and administrative expenses decreased to 38.2% of net sales in the first quarter of fiscal year 2025, compared to 38.6% of net sales in the first quarter of fiscal year 2024, reflecting our continued focus on expense management and fixed cost leverage gained from higher sales.

Interest Expense. Interest expense increased by $0.1 million, or 3.4%, to $3 million during the 13 weeks ended May 3, 2025, compared to $2.9 million for the corresponding period of fiscal year 2024. The increase in interest expense was primarily driven by increased amortization of outstanding deferred financing fees and discounts related to the term loan facility during the first quarter of fiscal year 2025 compared to the corresponding period of fiscal year 2024.

Income Taxes. We recognized income tax benefit of $1.3 million during the 13 weeks ended May 3, 2025 compared to an income tax benefit of $5.5 million during the corresponding period of fiscal year 2024. Our effective tax rates during the 13 weeks ended May 3, 2025 and May 4, 2024 were 5.9% and 23.2%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of May 3, 2025, we had cash and cash equivalents of $3.6 million and working capital, consisting of current assets less current liabilities, of $62.9 million. We also had $118.5 million available for borrowing under our senior secured revolving credit facility and our term loan facility as of May 3, 2025, calculated based upon certain borrowing base restrictions for each of the revolving credit facility and term loan facility.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of May 3, 2025, our expected operating lease payments for the remainder of fiscal year 2025 and fiscal year 2026 are $55.9 million and $74.2 million, respectively. Our total committed operating lease payments are $465.2 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 13 weeks ended May 3, 2025, we incurred approximately $3.8 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures between $20 million and $25 million for fiscal year 2025 (inclusive of amounts spent during the 13 weeks ended May 3, 2025) primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of May 3, 2025, $155.5 million was outstanding under the revolving credit facility and $25.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility and our term loan facility after May 3, 2025, our interest payments would be approximately $8.9 million for the remainder of fiscal year 2025 and approximately $11.9 million for fiscal year 2026, in each case, based on the interest rate as of May 3, 2025. As of May 3, 2025, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was 6.59%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
	(in thousands)
Cash flows used in operating activities	$(60,234)	$(34,650)
Cash flows used in investing activities	(3,804)	(3,288)
Cash provided by financing activities	64,766	36,965
Cash at end of period	3,560	2,168

Net cash used in operating activities was $60.2 million for the 13 weeks ended May 3, 2025, compared to net cash used in operating activities was $34.7 million for the corresponding period of fiscal year 2024, an increase of approximately $25.5 million. The increase in our cash flows used in operating activities was primarily driven by increased inventory purchases during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024 done in an attempt to reduce our exposure to tariffs.

Net cash used in investing activities was $3.8 million for the 13 weeks ended May 3, 2025, compared to net cash used in investing activities was $3.3 million for the corresponding period of fiscal year 2024, an increase of approximately $0.5 million, which was primarily driven by increased capital expenditures related to the construction of a new store and timing of technical investments during the 13 weeks ended May 3, 2025 compared to the corresponding period of fiscal year 2024.

Net cash provided by financing activities was $64.8 million for the 13 weeks ended May 3, 2025, compared to net cash provided by financing activities was $37.0 million for the corresponding period of fiscal year 2024, an increase of approximately $27.8 million. The increase in cash provided by financing activities was primarily the result of increased incremental borrowings under our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $155.5 million outstanding as of May 3, 2025. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). We additionally entered into a term loan credit facility on July 30, 2024 with an aggregate principal amount available of $45.0 million, with $25.0 million outstanding as of May 3, 2025. Borrowings under our revolving credit facility and term loan facility are subject to a borrowing base calculation. As of May 3, 2025, we had an aggregate amount of $118.5 million available for borrowing under our revolving credit facility and our term loan facility, calculated based upon certain borrowing base restrictions, and $2.3 million in stand-by commercial letters of credit. Our $20 million availability under our term loan was scheduled to expire on April 30, 2025 and we recently extended the expiration to July 31, 2025.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of May 3, 2025, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

There have been no significant changes to our critical accounting estimates as described in “Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Fiscal 2024 Form 10-K.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net loss plus interest expense, income tax benefit, depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses. Net loss is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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

A reconciliation of net loss, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended
	May 3,	May 4,
	2025	2024
	(dollars in thousands)
Net loss	$(21,254)	$(18,066)
Interest expense	2,971	2,908
Income tax benefit	(1,330)	(5,469)
Depreciation and amortization	9,860	10,392
Stock-based compensation expense (1)	793	1,174
Director and officer transition costs (2)	—	324
Adjusted EBITDA	$(8,960)	$(8,737)

Net sales	$249,103	$244,240
Net loss margin	(8.6)%	(7.4)%
Adjusted EBITDA margin (3)	(3.6)%	(3.6)%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 3, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended May 3, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13, “Commitments and Contingencies” to our condensed consolidated financial statements for additional information, which is incorporated herein by reference.

The pending lawsuit described in Note 13 of our unaudited interim consolidated financial statements is subject to inherent uncertainties, and the actual defense and disposition costs will depend upon unknown factors. The outcomes of the pending lawsuit are necessarily uncertain. We also could be forced to expend significant resources in the defense of the pending lawsuit, including substantial legal fees and costs.

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our risk factors from those set forth in our Fiscal 2024 Form 10-K.

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

3.2	Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024).

10.1

First Amendment to ABL Term Loan Credit Agreement, dated March 28, 2025, by and among Sportsman's Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, PLC Agent LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.5 to the Annual Report on Form 10-K, filed with the SEC on April 2, 2025).

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

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 4, 2025	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 4, 2025	By:	/s/Jeff White
Jeff White
Chief Financial Officer
(Principal Financial and Accounting Officer)