Form 10-Q
period 2025-08-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2025-09-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 2, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of September 4, 2025 was 38,431,079.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our second fiscal quarters for fiscal year 2025 and fiscal year 2024 ended on August 2, 2025 and August 3, 2024, respectively. Both quarters consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2025 and the second quarter of fiscal year 2024, respectively. Fiscal year 2025 contains 52 weeks of operations and will end on January 31, 2026. Fiscal year 2024 contained 52 weeks of operations and ended on February 1, 2025.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2025” refer to our fiscal year ending January 31, 2026; and (ii) “fiscal year 2024” refer to our fiscal year ended February 1, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	August 2,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$1,804	$2,832
Accounts receivable, net	2,666	2,410
Merchandise inventories	443,499	341,958
Prepaid expenses and other	20,339	18,802
Total current assets	468,308	366,002
Operating lease right of use asset	317,813	316,499
Property and equipment, net	160,997	167,838
Goodwill	1,496	1,496
Definite lived intangibles, net	239	267
Total assets	$948,853	$852,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$90,122	$64,041
Accrued expenses	99,002	95,946
Income taxes payable	229	194
Operating lease liability, current	52,263	49,128
Revolving line of credit	151,215	74,654
Total current liabilities	392,831	283,963
Long-term liabilities:
Deferred income taxes	—	946
Term loan, net	43,851	24,067
Operating lease liability, noncurrent	303,284	307,422
Total long-term liabilities	347,135	332,435
Total liabilities	739,966	616,398

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 38,413 and 38,103 shares issued and outstanding, respectively	384	380
Additional paid-in capital	87,516	86,000
Accumulated earnings	120,987	149,324
Total stockholders’ equity	208,887	235,704
Total liabilities and stockholders’ equity	$948,853	$852,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	$293,899	$288,734	$543,002	$532,974
Cost of goods sold	199,950	198,716	373,410	369,170
Gross profit	93,949	90,018	169,592	163,804

Selling, general, and administrative expenses	97,166	94,341	192,422	188,754
Loss from operations	(3,217)	(4,323)	(22,830)	(24,950)
Interest expense	3,769	3,183	6,664	6,091
Other losses	—	457	76	457
Loss before income taxes	(6,986)	(7,963)	(29,570)	(31,498)
Income tax expense (benefit)	97	(2,057)	(1,233)	(7,526)
Net loss	$(7,083)	$(5,906)	$(28,337)	$(23,972)
Loss per share:
Basic	$(0.18)	$(0.16)	$(0.74)	$(0.64)
Diluted	$(0.18)	$(0.16)	$(0.74)	$(0.64)
Weighted average shares outstanding:
Basic	38,376	37,751	38,260	37,659
Diluted	38,376	37,751	38,260	37,659

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended August 2, 2025 and August 3, 2024
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 4, 2024	37,632	$376	—	$—	—	$—	$82,839	$164,317	$247,532
Vesting of restricted stock units	116	1	—	—	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(1)	—	—	—	—	—	(17)	—	(17)
Issuance of common stock for cash per employee stock purchase plan	101	1	—	—	—	—	208		209
Stock-based compensation	—	—	—	—	—	—	1,217	—	1,217
Net loss	—	—	—	—	—	—	—	(5,906)	(5,906)
Balance at August 3, 2024	37,848	$378	—	$—	—	$—	$84,246	$158,411	$243,035

Balance at May 3, 2025	38,318	$383	—	$—	—	$—	$86,604	$128,070	$215,057
Vesting of restricted stock units	70	1	—	—	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(18)	—	—	—	—	—	(11)	—	(11)
Issuance of common stock for cash per employee stock purchase plan	43	—	—	—	—	—	97	—	97
Stock-based compensation	—	—	—	—	—	—	827	—	827
Net loss	—	—	—	—	—	—	—	(7,083)	(7,083)
Balance at August 2, 2025	38,413	$384	—	$—	—	$—	$87,516	$120,987	$208,887

For the Twenty-Six Weeks Ended August 2, 2025 and August 3, 2024
							Additional	Accumulated	Total
			Restricted nonvoting				paid-in-	(deficit)	stockholders
	Common Stock		common stock		Treasury Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2024	37,529	$375	—	$—	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	265	3	—	—	—	—	(3)	—	—
Payment of withholdings on restricted stock units	(47)	(1)	—	—	—	—	(148)	—	(149)
Issuance of common stock for cash per employee stock purchase plan	101	1	—	—			208		209
Stock based compensation	—	—	—	—	—	—	2,391	—	2,391
Net loss	—	—	—	—	—	—	—	(23,972)	(23,972)
Balance at August 3, 2024	37,848	$378	—	$—	—	$—	$84,246	$158,411	$243,035

Balance at February 1, 2025	38,041	$380	—	$—	—	$—	$86,000	$149,324	$235,704
Repurchase of treasury stock	—	—	—	—	—	—	—	—	—
Retirement of treasury stock	—	—	—	—	—	—	—	—	—
Vesting of restricted stock units	490	5	—	—	—	—	(5)	—	—
Payment of withholdings on restricted stock units	(161)	(2)	—	—	—	—	(196)	—	(198)
Issuance of common stock for cash per employee stock purchase plan	43	1	—	—	—	—	97	—	98
Stock based compensation	—	—	—	—	—	—	1,620	—	1,620
Net loss	—	—	—	—	—	—	—	(28,337)	(28,337)
Balance at August 2, 2025	38,413	$384	—	$—	—	$—	$87,516	$120,987	$208,887

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,337)	$(23,972)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	19,765	20,522
Amortization of discount on debt and deferred financing fees	285	80
Amortization of definite lived intangible	17	30
Loss on asset dispositions	64	473
Deferred income taxes	(946)	(7,533)
Stock-based compensation	1,620	2,391
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(257)	(176)
Operating lease assets and liabilities	(2,320)	(3,227)
Merchandise inventories	(101,541)	(8,725)
Prepaid expenses and other	(1,612)	2,995
Accounts payable	24,261	(1,367)
Accrued expenses	2,167	2,525
Income taxes payable and receivable	35	(148)
Net cash used in operating activities	(86,799)	(16,132)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(11,180)	(7,686)
Proceeds from sale of property and equipment	11	55
Net cash used in investing activities	(11,169)	(7,631)
Cash flows from financing activities:
Net borrowings on line of credit	76,561	5,011
Borrowings on term loan	20,000	25,000
Increase (decrease) in book overdraft	903	(5,917)
Proceeds from issuance of common stock per employee stock purchase plan	97	208
Payment of withholdings on restricted stock units	(196)	(148)
Payment of deferred financing costs and discount on term loan	(425)	(972)
Net cash provided by financing activities	96,940	23,182
Net change in cash and cash equivalents	(1,028)	(581)
Cash and cash equivalents at beginning of period	2,832	3,141
Cash and cash equivalents at end of period	$1,804	$2,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$6,286	$5,952
Income taxes, net of refunds	(321)	155

Supplemental schedule of noncash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,098	$936

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 2, 2025, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2025 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company’s condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 2, 2025 are not necessarily indicative of the results to be obtained for the fiscal year ending January 31, 2026. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on April 2, 2025 (the “Fiscal 2024 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2024 Form 10-K. The Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company is evaluating the future impact of the issuance of this ASU on its consolidated financial statements.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of August 2, 2025 and February 1, 2025:

	August 2, 2025	February 1, 2025
Right of return assets, which are included in prepaid expenses and other	$2,201	$1,732
Estimated gift card contract liability, net of breakage	(27,949)	(30,872)
Estimated loyalty contract liability, net of breakage	(1,647)	(2,606)
Sales return liabilities, which are included in accrued expenses	(3,285)	(2,585)

During the 13 and 26 weeks ended August 2, 2025, the Company recognized approximately $318 and $697 in gift card breakage and approximately $1,223 and $2,247 in loyalty breakage, respectively. During the 13 and 26 weeks ended August 3, 2024, the Company recognized approximately $375 and $782 in gift card breakage and approximately $1,385 and $1,823 in loyalty breakage, respectively. During the 13 and 26 weeks ended August 2, 2025, the Company recognized revenue of $3,532 and $11,662, respectively, relating to contract liabilities that existed at February 1, 2025.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 26 weeks ended August 2, 2025 and August 3, 2024, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 2,	August 3,	August 2,	August 3,
Department	Product Offerings	2025	2024	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.5%	16.4%	11.8%	13.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.3%	6.6%	6.1%	6.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	18.3%	16.8%	15.5%	14.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	6.3%	5.7%	5.8%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.9%	47.9%	55.7%	55.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.9%	6.0%	5.2%	5.6%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of August 2, 2025 and February 1, 2025:

	August 2,	February 1,
	2025	2025
Furniture, fixtures, and equipment	$183,312	$175,178
Leasehold improvements	234,659	232,168
Construction in progress	3,409	1,126
Total property and equipment, gross	421,380	408,472
Less accumulated depreciation and amortization	(260,383)	(240,634)
Total property and equipment, net	$160,997	$167,838

(5) Accrued Expenses

Accrued expenses consisted of the following as of August 2, 2025 and February 1, 2025:

	August 2,	February 1,
	2025	2025
Book overdraft	$22,832	$21,929
Unearned revenue	32,514	36,600
Accrued payroll and related expenses	10,730	11,397
Sales and use tax payable	7,415	5,624
Accrued construction costs	22	—
Other	25,489	20,396
Total accrued expenses	$99,002	$95,946

(6) Leases

The Company’s operating leases typically have terms of up to 15 years, with multiple options for the Company to extend the lease.

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

For the period ended August 2, 2025, the Company changed the presentation of certain lease-related items within the Operating Activities section of the Statement of Cash Flows. Previously, changes in noncash lease expense and changes in operating lease liabilities were presented as separate line items. Beginning with the current quarter, these amounts are combined and presented as a single line item titled “Operating lease assets and liabilities.”

The change was made to streamline the presentation and provide a more concise view of lease-related operating cash flow activity. Prior period amounts have been reclassified to conform to the current period presentation. This change had no impact on total net cash provided by operating activities.

During the 13 and 26 weeks ended August 2, 2025, the Company recorded non-cash decreases of $8 and $3,961, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, new leases added and lease amendments.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Operating lease expense	$17,343	$17,123	$34,662	$34,159
Variable lease expense	6,061	6,129	12,618	12,357
Short-term lease expense	79	100	180	234
Total lease expense	$23,483	$23,352	$47,460	$46,750

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2025	2024
Operating cash outflows from operating leases	$36,532	$37,226

	As of August 2,	As of August 3,
	2025	2024

Noncash change in operating lease right-of-use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$(3,961)	$12,681
Terminated right-of-use assets and liabilities	—	—
Weighted-average remaining lease term - operating leases	6.17	6.00
Weighted-average discount rate - operating leases	7.34%	7.63%

In accordance with ASC 842, maturities of operating lease liabilities as of August 2, 2025 were as follows:

Operating
Fiscal Year Ending:	Leases
2025 (remainder)	$37,577
2026	75,434
2027	68,808
2028	63,224
2029	54,047
Thereafter	153,822
Undiscounted cash flows	$452,912
Reconciliation of lease liabilities:
Present values	$355,547
Lease liabilities - current	52,263
Lease liabilities - noncurrent	303,284
Lease liabilities - total	$355,547
Difference between undiscounted and discounted cash flows	$97,365

(7) Segments

The Company has one reportable segment, Sportsman’s Warehouse, which operates solely as a sporting goods retailer, including both retail stores and an e-commerce platform. The single operating segment derives revenues from customers purchasing goods from both the Company’s retail stores and its e-commerce platform.

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

The Company’s single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net sales	$293,899	$288,734	$543,002	$532,974
Cost of goods sold	199,950	198,716	373,410	369,170
Gross profit	93,949	90,018	169,592	163,804

Selling, general and administrative expenses
Payroll	41,490	39,637	84,058	79,850
Rent	23,327	23,352	47,243	46,750
Depreciation and amortization	9,922	10,160	19,782	20,552
Nonrecurring operating expenses (1)	783	430	783	755
Pre-opening (2)	153	—	226	—
Other operating (3)	21,491	20,762	40,330	40,847
Total selling, general and administrative expenses	97,166	94,341	192,422	188,754
(Loss) income from operations	(3,217)	(4,323)	(22,830)	(24,950)
Other (income) expense:
Other losses	—	457	76	457
Interest expense	3,769	3,183	6,664	6,091
(Loss) income before income taxes	(6,986)	(7,963)	(29,570)	(31,498)
Income tax (benefit) expense	97	(2,057)	(1,233)	(7,526)
Consolidated net (loss) income	$(7,083)	$(5,906)	$(28,337)	$(23,972)

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including executive transition costs.
(2)
Represents expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating, include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(8) Long-Term Debt

Long-term debt consisted of the following as of August 2, 2025 and February 1, 2025:

	August 2,	February 1,
	2025	2025
Term loan	$45,000	$25,000
Less discount	(1,149)	(933)
	43,851	24,067
Less current portion, net of discount	—	—
Long-term portion	$43,851	$24,067

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC (the “Pathlight

Agent”), as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (as amended, the “Term Loan Agreement”) that governs the Company’s term loan (the “Term Loan”). The Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $45,000, consisting of $25,000 in an initial ABL term loan and $20,000 in a delayed draw ABL term loan that were made by the ABL Lenders on July 30, 2024 and July 30, 2025, respectively. The $45,000 in proceeds from the initial ABL term loan and delayed draw ABL term loan were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the initial draw on the Term Loan of approximately $1,136. The Company incurred additional deferred financing costs and discounts related to the delayed draw on the Term Loan of approximately $400. These costs offset the recorded carrying amount of the Term Loan on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of August 2, 2025 and February 1, 2025, the Company had $45,000 and $25,000, respectively, in outstanding loans under the Term Loan. As of August 2, 2025, the Company did not have any remaining amount available for borrowing under the Term Loan.

The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of August 2, 2025 was 10.44%.

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

In addition, the Term Loan contains customary affirmative and negative covenants, including covenants that limit the ability of the Company to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Term Loan also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base as defined in the Revolving Line of Credit Agreement and contains customary events of default, including defaults triggered by defaults under the Revolving Line of Credit. See Note 9 for information on the Revolving Line of Credit.

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

As of August 2, 2025 and February 1, 2025, the Company had $1,149 and $933, respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the 13 and 26 weeks ended August 2, 2025, the Company recognized $106 and $208, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loan. During the 13 and 26 weeks ended August 3, 2024, the Company recognized $4 and $4, respectively of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loan.

The scheduled minimum payments on outstanding long-term debt were as follows as of August 2, 2025:

Fiscal Year Ending:	Minimum Payments
2025 (remainder)	$—
2026	—
2027	45,000
Total	$45,000

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

As of August 2, 2025 and February 1, 2025, the Company had $167,413 and $88,260, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $16,198 and $13,654 as of August 2, 2025 and February 1, 2025, respectively. As of August 2, 2025, the Company had $107,741 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,737 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Revolving Line of Credit) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The interest rate on the amounts outstanding under the Revolving Line of Credit as of August 2, 2025 and February 1, 2025 was 5.78% and 5.74%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit Agreement also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base as defined in the Revolving Line of Credit and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of August 2, 2025, the Company held approximately $447,903 in collateralized eligible inventory and credit card receivables related to the Term Loan and the Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of August 2, 2025 and February 1, 2025, the Company had $276 and $352, respectively, in outstanding deferred financing fees. During the 13 and 26 weeks ended August 2, 2025, the Company recognized $38 and $76, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees. During the 13 and 26 weeks ended August 3, 2024, the Company recognized $38 and $76, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 and 26 weeks ended August 2, 2025, gross borrowings under the Revolving Line of Credit were $351,274 and $691,412, respectively. During the 13 and 26 weeks ended August 3, 2024, gross borrowings under the Revolving Line of Credit were $307,762 and $615,477, respectively. During the 13 and 26 weeks ended August 2, 2025, gross paydowns under the Revolving Line of Credit were $342,162 and $617,082, respectively. During the 13 and 26 weeks ended August 3, 2024, gross paydowns under the Revolving Line of Credit were $342,581 and $612,175, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 2, 2025, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Income Taxes

During the 13 and 26 weeks ended August 2, 2025, the Company recognized income tax expense of $97 and income tax benefit of $1,233, respectively. During the 13 and 26 weeks ended August 3, 2024, the Company recognized income tax benefit of $2,057 and $7,526, respectively. The Company's effective tax rate during the 13 and 26 weeks ended August 2, 2025 was -1.4% and 4.2%, respectively. The Company’s effective tax rate during the 13 and 26 weeks ended August 3, 2024 was 25.8% and 23.9%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(11) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Net loss	$(7,083)	$(5,906)	$(28,337)	$(23,972)
Weighted average shares of common stock outstanding:
Basic	38,376	37,751	38,260	37,659
Dilutive effect of common stock equivalents	—	—	—	—
Diluted	38,376	37,751	38,260	37,659
Basic loss per share	$(0.18)	$(0.16)	$(0.74)	$(0.64)
Diluted loss per share	$(0.18)	$(0.16)	$(0.74)	$(0.64)
Restricted stock units considered anti-dilutive and excluded in the calculation	113	705	594	642

(12) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended August 2, 2025, the Company recognized total stock-based compensation expense of $827 and $1,620, respectively. During the 13 and 26 weeks ended August 3, 2024, the Company recognized total stock-based compensation expense of $1,217 and $2,391, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plan

As of August 2, 2025, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,653. As of August 2, 2025, there were 2,243 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended August 2, 2025, 43 shares were issued under the ESPP and, as of August 2, 2025, the number of shares available for issuance was 728.

Nonvested Performance-Based Stock Awards

During the 13 and 26 weeks ended August 2, 2025, the Company did not issue any nonvested performance-based stock awards to employees.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	—	—
Forfeitures	—	—
Vested	—	—
Balance at August 2, 2025	12	$8.40

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	—	—
Vested	—	—
Balance at August 3, 2024	904	$3.29

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended August 2, 2025, the Company issued 314 and 1,149 nonvested stock units to employees and directors at a weighted average grant date fair value of $1.96 and $1.28 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12-month period with one-twelfth of the shares vesting each month.

During the 13 and 26 weeks ended August 3, 2024, the Company issued 267 and 1354 nonvested stock units to employees and directors at a weighted average grant date fair value of $3.18 and $3.12 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12-month period with one-twelfth of the shares vesting each month.

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	1,149	1.28
Forfeitures	(34)	4.97
Vested	(584)	4.20
Balance at August 2, 2025	2,231	$2.57

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,354	3.12
Forfeitures	(43)	7.69
Vested	(232)	7.59
Balance at August 3, 2024	2,137	$4.51

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

On January 22, 2024, Jon Kogut filed a putative class action lawsuit against the Company and the members of its Board of Directors (the "Board") in the Delaware Court of Chancery (the “2024 Delaware Litigation”). The lawsuit asserts claims on behalf of a putative class comprised of all stockholders other than defendants and any current directors or officers of the Company and is captioned Kogut v. Bejar, et al., C.A. No. 2024-0055-MTZ (Del. Ch.). In his complaint, Mr. Kogut contends that certain provisions in the Company’s advance notice bylaws (the “Challenged Provisions”) are invalid and void and that the members of the Board have breached their fiduciary duty of loyalty by adopting and maintaining the Challenged Provisions. In addition to seeking declaratory, equitable, and injunctive relief, Mr. Kogut seeks an award of attorneys’ fees and other costs and expenses on behalf of the putative class. On March 27, 2025, the Court stayed the action pending the resolution of motions to dismiss in other cases challenging advance notice bylaws.

(14) Subsequent Events

On August 4, 2025, the Board of Directors of the Company appointed Jennifer Fall Jung as the Company’s Chief Financial Officer and Secretary, effective as of August 18, 2025 (the “Start Date”). On August 4, 2025, the Company and Jeff White mutually agreed that Mr. White will cease to serve as Chief Financial Officer and Secretary of the Company and from all other positions he holds with the Company and each of its subsidiaries, effective as of August 17, 2025 (the “Separation Date”), and will transition to a consulting role with the Company from August 18, 2025 to September 9, 2025, unless such role is terminated earlier pursuant to the terms of Mr. White’s Separation Agreement (as defined below).

In connection with Mr. White’s separation, the Company and Mr. White entered into a Separation and Consulting Agreement on August 4, 2025 (the “Separation Agreement”). The Separation Agreement provides that Mr. White’s employment as Chief Financial Officer and Secretary of the Company will cease on the Separation Date and he will transition to a consulting role with the Company from August 18, 2025 to September 9, 2025, unless terminated earlier pursuant to the terms contained in the Separation Agreement (the “Consulting Period”). Subject to Mr. White satisfying certain conditions, including entering into an initial release of claims with the signing of the Separation Agreement and a supplemental release of claims to be executed upon the Separation Date and complying with the terms and conditions of the Separation Agreement and covenants therein, Mr. White will receive (i) payments equal to 12 months of Mr. White’s base salary, payable in equal installments on the Company’s regular payroll schedule over the 12 month period immediately following the Separation Date, (ii) payment of the premiums necessary for him and his eligible dependents to continue group health coverage under COBRA for up to 12 months, and (iii) payment of a pro-rated target annual bonus for the Company’s fiscal year ending January 31, 2026 on the next regularly scheduled payroll date after the Separation Date. All equity awards granted to Mr. White that are outstanding and unvested immediately prior to the Separation Date will cease vesting and be forfeited for no consideration on the Separation Date. Subject to Mr. White complying with his obligations during the Consulting

Period and entering into a supplemental release of claims upon the termination of the Consulting Period, Mr. White will be paid a retainer fee in an amount equal to $77.

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

Recent changes in international trade policy and the implementation of increased tariff rates have caused substantial uncertainty with respect to our inventory cost. If some of the proposed and current changes to international trade and tariff policy are implemented or continue for a significant length of time, we will experience a material increase in our inventory costs, especially in our Hunting and Shooting and Optics, Electronics, Accessories and Other departments. We cannot predict the ultimate impact of such changes on our financial results for the remainder of fiscal year 2025 and beyond since such policies remain highly dynamic and evolving. In the first half of fiscal year 2025, we purchased additional inventory in anticipation of increased tariff rates to be prepared for the hunting and holiday seasons. We will continue to consider other means to mitigate the impact of increased tariff rates, including by seeking alternative sourcing of our products and by negotiating with our suppliers to absorb a portion of increased costs due to changes in tariff rates and trade policy; however, we cannot provide any assurances that we will be successful in such efforts.

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

The plaintiffs filed a petition for review before the Oregon Supreme Court on April 14, 2025, preventing the Circuit Court judge from entering the declaratory judgment pending a decision of the Oregon Supreme Court on whether to grant the petition for review. On June 12, 2025, the Oregon Supreme Court granted the petition for review and the case is now in the process of being briefed by the parties to the litigation. Oral arguments in the case are scheduled for November 6, 2025, and we anticipate a decision in the case will be rendered by the Oregon Supreme Court in late 2026. The permanent injunction entered by the Circuit Court Judge will continue to remain in effect pending the decision of the Oregon Supreme Court in this case.

On a parallel track, on July 24, 2025, the Governor of Oregon signed Oregon Senate Bill 243 into law. Among other things, this bill delayed the implementation date of the ballot measure until March 15, 2026. Accordingly, even if the Oregon Supreme Court upholds the Oregon Court of Appeals’ holding that the ballot measure is not facially unconstitutional between November 7, 2025 and March 14, 2026, the ballot measure will not be implemented prior to March 15, 2026. On the other hand, if the Oregon Supreme Court has not ruled on the matter by March 15, 2026, the Circuit Court judge’s permanent injunction of the ballot measure will continue to remain in effect and further delay implementation of the ballot measure indefinitely.

We are aware that this ballot measure is also being challenged in a related case in federal court that is presently on appeal before the U.S. Court of Appeals for the Ninth Circuit. However, due to a ruling upholding a similar magazine capacity restriction case in California (Duncan, et al. v. Bonta, No. 23-55805 (9th Cir. 2023)), we believe it is unlikely that the Oregon ballot measure will be struck down by the U.S. Court of Appeals for the Ninth Circuit.

We currently operate eight stores in the State of Oregon. If the Oregon Supreme Court upholds the Oregon Court of Appeals March 12, 2025 order and the ballot measure is allowed to take effect on or after March 15, 2026 , sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin. It is still unclear what measures the State of Oregon has undertaken thus far to set up the permitting and training infrastructure called for in the ballot measure.

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
•
building strong community connections and be the local choice for hunting and fishing solutions;

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

During fiscal year 2024 and continuing into the first half of fiscal year 2025, elevated inflation has adversely impacted our gross margins. In fiscal year 2025, we anticipate modest improvements in our gross margins, driven by continued careful management of variable expenses. However, during the first half of fiscal year 2025, these improvements have been partially offset by our decision to pull forward inventory purchases in anticipation of increased tariffs.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	68.0	68.8	68.8	69.3
Gross profit	32.0	31.2	31.2	30.7
Selling, general, and administrative expenses	33.1	32.7	35.4	35.4
Loss from operations	(1.1)	(1.5)	(4.2)	(4.7)
Interest expense	1.3	1.1	1.2	1.1
Other losses	0.0	0.2	0.0	0.1
Loss before income taxes	(2.4)	(2.8)	(5.4)	(5.9)
Income tax expense (benefit)	0.0	(0.7)	(0.2)	(1.4)
Net loss	(2.4)%	(2.1)%	(5.2)%	(4.5)%
Adjusted EBITDA	2.8%	2.6%	(0.1)%	(0.2)%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 2,	August 3,	August 2,	August 3,
Department	Product Offerings	2025	2024	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	14.5%	16.4%	11.8%	13.1%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	6.3%	6.6%	6.1%	6.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	18.3%	16.8%	15.5%	14.2%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	6.1%	6.3%	5.7%	5.8%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	48.9%	47.9%	55.7%	55.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.9%	6.0%	5.2%	5.6%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended August 2, 2025 Compared to Thirteen Weeks Ended August 3, 2024

Net Sales and Same Store Sales. Net sales increased by $5.2 million, or 1.8%, to $293.9 million during the 13 weeks ended August 2, 2025 compared to $288.7 million in the corresponding period of fiscal year 2024. Our net sales increased primarily due to increased sales in our Fishing and Hunting and Shooting departments as we continue to emphasize inventory in-stocks to ensure we have the right inventory at the right location at the right time. E-commerce driven sales comprised more than 19% of total sales for the 13 weeks ended August 2, 2025 and increased by approximately 3% compared to the corresponding period in fiscal year 2024. Same store sales increased by 2.1% during the 13 weeks ended August 2, 2025 compared to the corresponding 13-week period of fiscal year 2024, primarily as a result of our inventory management and digital marketing efforts.

Our Hunting and Shooting and Fishing departments saw net sales increases of $5.5 million and $5.3 million, respectively, during the 13 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024 primarily driven by increased unit sales due to our continued emphasis on maintaining sufficient inventory in-stocks of core items. Our Camping, Footwear, Apparel and Optics, Electronics, Accessories and Other departments saw net sales decreases of $4.7 million, $0.4 million, $0.4 million and $0.2 million, respectively, during the 13 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. We believe these decreases reflected the impact of broader macroeconomic conditions discussed above. Within our Hunting and Shooting department, our ammunition category saw an increase of $3.6 million or 10.0%, while our firearm category remained relatively flat during the 13 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. The increase in the ammunition category was primarily due to our efforts to ensure every day low pricing in key ammunition groups and improved in-stocks on core products. The leveling in our firearms category was primarily driven by a shift in consumer behavior to lower cost firearms, offset by increased unit sales. We continue to consistently outpace the adjusted NICS background check data, gaining market share within the firearm space.

With respect to same store sales, during the 13 weeks ended August 2, 2025, our Fishing, Hunting and Shooting and Optics, Electronics, Accessories and Other departments saw increases of 10.9%, 4.0% and 2.7%, respectively, compared to the corresponding period of fiscal year 2024. Our Camping, Footwear and Apparel departments saw same store sales decreases of 9.8%, 2.1% and 1.9%, respectively, during the 13 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. These changes were primarily driven by the items noted above for net sales. As of August 2, 2025, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $3.9 million, or 4.4%, to $93.9 million during the 13 weeks ended August 2, 2025 compared to $90 million for the corresponding period of fiscal year 2024. As a percentage of net sales, gross profit increased to 32.0% during the 13 weeks ended August 2, 2025, compared to 31.2% for the corresponding period of fiscal year 2024. The margin improvement was primarily driven by stronger product margins from healthier inventory and increased sales in the Fishing department. These gains were partially offset by a mix shift toward lower-margin firearms and ammunition, which have a lower gross margin, reduced camping sales, and higher freight costs from an intentional inventory pull-forward to be on-time and ready for the key late summer and fall hunting seasons.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $2.8 million, or 3.0%, to $97.2 million during the 13 weeks ended August 2, 2025, compared to $94.3 million for the corresponding period of fiscal year 2024. This increase was primarily the result of increased payroll expense of $1.9 million during the 13 weeks ended August 2, 2025. As a percentage of net sales, selling, general, and administrative expenses increased to 33.1% of net sales in the second quarter of fiscal year 2025, compared to 32.7% of net sales in the second quarter of fiscal year 2024. The increase, as a percentage of net sales, was due to a reinvestment in customer-facing areas of the business, including store labor and digital marketing to grow sales and omni-channel traffic.

Interest Expense. Interest expense increased by $0.6 million, or 18.8%, to $3.8 million during the 13 weeks ended August 2, 2025, compared to $3.2 million for the corresponding period of fiscal year 2024. The increase in interest expense was primarily driven by increased borrowings under the revolving line of credit and term loan facilities during the second quarter of fiscal year 2025 compared to the corresponding period of fiscal year 2024.

Income Taxes. We recognized income tax expense of $0.1 million during the 13 weeks ended August 2, 2025 compared to an income tax benefit of $2.1 million during the corresponding period of fiscal year 2024. Our effective tax rates during the 13 weeks ended August 2, 2025 and August 3, 2024 were -1.4% and 25.8%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended August 2, 2025 Compared to Twenty-Six Weeks Ended August 3, 2024

Net Sales and Same Store Sales. Net sales increased by $10 million, or 1.9%, to $543 million during the 26 weeks ended August 2, 2025 compared to $533 million in the corresponding period of fiscal year 2024. Our net sales increased primarily due to increased sales in our Fishing and Hunting and Shooting departments as we continue to emphasize inventory in-stocks to ensure we have the right inventory at the right location at the right time. E-commerce driven sales comprised more than 19% of total sales for the 26 weeks ended August 2, 2025 and increased by approximately 4% compared to the corresponding period in fiscal year 2024. Same store sales increased by 2.0% during the 26 weeks ended August 2, 2025 compared to the corresponding 26-week period of fiscal year 2024, primarily as a result of our inventory management efforts and new digital marketing strategy.

Our Fishing, Hunting and Shooting and Apparel departments saw net sales increases of $8.2 million, $7.9 million and $0.4 million, respectively, during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024 primarily driven by increased unit sales due to our continued emphasis on maintaining sufficient inventory in-stocks of core items. Our Camping, Optics, Electronics, Accessories and Other and Footwear departments saw net sales decreases of $6.0 million, $0.4 million and $0.2 million, respectively, during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. We believe these decreases reflected the impact of broader macroeconomic conditions discussed above. Within our Hunting and Shooting department, our ammunition and firearm categories saw an increases of $4.1 million and a decrease of $0.1 million or an increase of 5.3% and a decrease of less than 0.1%, respectively, during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. The increase in the ammunition category was primarily due to our efforts to ensure every day low pricing in key ammunition groups. While we saw a slight decrease in our firearm category, it remains relatively flat. The leveling in our firearms category was primarily driven by a shift in consumer behavior to lower cost firearms, however, we have seen increased unit sales and continue to consistently outpace the adjusted NICS background checks data, an indication that we are gaining market share within the firearms space.

With respect to same store sales, during the 26 weeks ended August 2, 2025, our Fishing, Hunting and Shooting, Apparel and Optics, Electronics, Accessories and Other departments saw increases of 10.9%, 2.7%, 1.2% and 0.3%, respectively, compared to the corresponding period of fiscal year 2024. Our Camping and Footwear departments saw same store sales decreases of 8.5% and 0.7%, respectively, during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024. These changes were primarily driven by the items noted above for net sales. As of August 2, 2025, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $5.8 million, or 3.5%, to $169.6 million during the 26 weeks ended August 2, 2025 compared to $163.8 million for the corresponding period of fiscal year 2024. As a percentage of net sales, gross profit increased to 31.2% during the 26 weeks ended August 2, 2025, compared to 30.7% for the corresponding period of fiscal year 2024, primarily driven by favorable mix and rate improvements from our fishing business, which carries a higher gross margin rate profile and rate improvements in our camping business. This gain was partially offset by increased freight expense tied to our strategic inventory pull-forward in anticipation of higher tariffs and changes to international trade policy.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $3.7 million, or 1.9%, to $192.4 million during the 26 weeks ended August 2, 2025, compared to $188.8 million for the corresponding period of fiscal year 2024. This increase was primarily the result of increased payroll expense of $4.2 million during the 26 weeks ended August 2, 2025, reflecting our reinvestment into customer facing and sales driving areas of the business. This increase was partially offset by a decrease of $0.8 million and $0.5 million in depreciation and other operating expenses, respectively. As a percentage of net sales, selling, general, and administrative expenses remained flat at 35.4% of net sales in the 26 weeks ended August 2, 2025, compared to the 26 weeks ended August 3, 2024.

Interest Expense. Interest expense increased by $0.6 million, or 9.8%, to $6.7 million during the 26 weeks ended August 2, 2025, compared to $6.1 million for the corresponding period of fiscal year 2024. The increase in interest expense was primarily driven by increased amortization of outstanding deferred financing fees and discounts related to the term loan facility during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024.

Income Taxes. We recognized income tax benefit of $1.2 million during the 26 weeks ended August 2, 2025 compared to an income tax benefit of $7.5 million during the corresponding period of fiscal year 2024. Our effective tax rates during the 26 weeks ended August 2, 2025 and August 3, 2024 were 4.2% and 23.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of August 2, 2025, we had cash and cash equivalents of $1.8 million and working capital, consisting of current assets less current liabilities, of $75.5 million. We also had $107.7 million available for borrowing under our senior secured revolving credit facility as of August 2, 2025, calculated based upon borrowing base restrictions under our revolving credit facility.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of August 2, 2025, our expected operating lease payments for the remainder of fiscal year 2025 and fiscal year 2026 are $37.6 million and $75.4 million, respectively. Our total committed operating lease payments are $452.9 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 26 weeks ended August 2, 2025, we incurred approximately $11.2 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures between $20 million and $25 million for fiscal year 2025 (inclusive of amounts spent during the 26 weeks ended August 2, 2025) primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of August 2, 2025, $167.4 million was outstanding under the revolving credit facility and $45.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility after August 2, 2025, our interest payments would be approximately $7.2 million for the remainder of fiscal year 2025 and approximately $14.4 million for fiscal year 2026, in each case, based on the interest rate as of August 2, 2025. As of August 2, 2025, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was 6.77%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 2,	August 3,
	2025	2024
	(in thousands)
Cash flows used in operating activities	$(86,799)	$(16,132)
Cash flows used in investing activities	(11,169)	(7,631)
Cash provided by financing activities	96,940	23,182
Cash at end of period	1,804	2,560

Net cash used in operating activities was $86.8 million for the 26 weeks ended August 2, 2025, compared to net cash used in operating activities of $16.1 million for the corresponding period of fiscal year 2024, an increase of approximately $70.7 million. The increase in our cash flows used in operating activities was primarily driven by increased inventory purchases during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024 done in an attempt to reduce our exposure to tariffs and ensure we have inventory on hand for hunting season and the holiday seasons.

Net cash used in investing activities was $11.2 million for the 26 weeks ended August 2, 2025, compared to net cash used in investing activities of $7.6 million for the corresponding period of fiscal year 2024, an increase of approximately $3.6 million, which was primarily driven by increased capital expenditures related to the construction of a new store and timing of technical investments during the 26 weeks ended August 2, 2025 compared to the corresponding period of fiscal year 2024.

Net cash provided by financing activities was $96.9 million for the 26 weeks ended August 2, 2025, compared to net cash provided by financing activities of $23.2 million for the corresponding period of fiscal year 2024, an increase of approximately $73.7 million. The increase in cash provided by financing activities was primarily the result of our borrowing of $20.0 million under our delayed draw ABL term loan and incremental borrowings under our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $167.4 million outstanding as of August 2, 2025. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). We additionally entered into a term loan credit facility on July 30, 2024 with $45.0 million outstanding as of August 2, 2025. Borrowings under our revolving credit facility are subject to a borrowing base calculation. As of August 2, 2025, we had an aggregate amount of $107.7 million available for borrowing under our revolving credit facility, calculated based upon certain borrowing base restrictions, and $2.7 million in stand-by commercial letters of credit.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than the greater of $30.0 million and 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of August 2, 2025, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

A reconciliation of net loss, to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented (amounts in thousands):

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 2,	August 3,	August 2,	August 3,
	2025	2024	2025	2024
	(dollars in thousands)
Net loss	$(7,083)	$(5,906)	$(28,337)	$(23,972)
Interest expense	3,769	3,183	6,664	6,091
Income tax expense (benefit)	97	(2,057)	(1,233)	(7,526)
Depreciation and amortization	9,922	10,160	19,782	20,552
Stock-based compensation expense (1)	827	1,217	1,620	2,391
Director and officer transition costs (2)	500	106	500	430
Cancelled contract (3)	—	706	—	706
Legal accrual (4)	283	—	283	—
Adjusted EBITDA	$8,315	$7,409	$(721)	$(1,328)

Net sales	$293,899	$288,734	$543,002	$532,974
Net loss margin	(2.4)%	(2.1)%	(5.2)%	(4.5)%
Adjusted EBITDA margin (5)	2.8%	2.6%	(0.1)%	(0.2)%

(1)
Represents non-cash expenses related to equity instruments granted to employees under our equity incentive plan and employee stock purchase plan.
(2)
Represents expenses incurred relating to the departure of directors and officers and the recruitment of directors and key members of our senior management team.
(3)
Represents fees and expenses related to a settlement in the cancellation of a contract related to our information technology systems.
(4)
Represents an accrual for a legal settlement and related fees and expense.
(5)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 2, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2	Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024).

10.1	Employment Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jennifer Fall Jung.

10.2	Separation and Consulting Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jeff White.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 4, 2025	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 4, 2025	By:	/s/Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer
(Principal Financial and Accounting Officer)