Form 10-Q
period 2025-11-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2025-12-04
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 1, 2025

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of December 4, 2025 was 38,481,095.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our third fiscal quarters for fiscal year 2025 and fiscal year 2024 ended on November 1, 2025 and November 2, 2024, respectively. Both quarters consisted of 13 weeks and are referred to herein as the third quarter of fiscal year 2025 and the third quarter of fiscal year 2024, respectively. Fiscal year 2025 contains 52 weeks of operations and will end on January 31, 2026. Fiscal year 2024 contained 52 weeks of operations and ended on February 1, 2025.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	November 1,	February 1,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$2,246	$2,832
Accounts receivable, net	5,064	2,410
Merchandise inventories	423,968	341,958
Prepaid expenses and other	14,663	18,802
Total current assets	445,941	366,002
Operating lease right of use asset	306,872	316,499
Property and equipment, net	159,333	167,838
Goodwill	1,496	1,496
Definite lived intangibles, net	225	267
Total assets	$913,867	$852,102

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$63,271	$64,041
Accrued expenses	115,788	95,946
Income taxes payable	206	194
Operating lease liability, current	53,259	49,128
Revolving line of credit	137,902	74,654
Total current liabilities	370,426	283,963
Long-term liabilities:
Deferred income taxes	—	946
Term loan, net	44,007	24,067
Operating lease liability, noncurrent	289,916	307,422
Total long-term liabilities	333,923	332,435
Total liabilities	704,349	616,398

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 38,481 and 38,103 shares issued and outstanding, respectively	385	380
Additional paid-in capital	88,138	86,000
Accumulated earnings	120,995	149,324
Total stockholders’ equity	209,518	235,704
Total liabilities and stockholders’ equity	$913,867	$852,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	$331,323	$324,261	$874,325	$857,235
Cost of goods sold	222,604	221,173	596,014	590,343
Gross profit	108,719	103,088	278,311	266,892

Selling, general, and administrative expenses	104,452	99,973	296,874	288,727
Income (loss) from operations	4,267	3,115	(18,563)	(21,835)
Interest expense	4,053	3,317	10,718	9,408
Other losses	—	—	75	457
Income (loss) before income taxes	214	(202)	(29,356)	(31,700)
Income tax expense (benefit)	206	162	(1,027)	(7,364)
Net income (loss)	$8	$(364)	$(28,329)	$(24,336)
Earnings (loss) per share:
Basic	$0.00	$(0.01)	$(0.74)	$(0.65)
Diluted	$0.00	$(0.01)	$(0.74)	$(0.65)
Weighted average shares outstanding:
Basic	38,457	37,869	38,326	37,729
Diluted	39,155	37,869	38,326	37,729

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended November 1, 2025 and November 2, 2024
					Additional	Accumulated	Total
			Restricted nonvoting		paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at August 3, 2024	37,848	$378	—	$—	$84,246	$158,411	$243,035
Vesting of restricted stock units	166	2	—	—	(2)	—	—
Payment of withholdings on restricted stock units	(57)	(1)	—	—	(147)	—	(148)
Stock-based compensation	—	—	—	—	1,047	—	1,047
Net loss	—	—	—	—	—	(364)	(364)
Balance at November 2, 2024	37,957	$379	—	$—	$85,144	$158,047	$243,570

Balance at August 2, 2025	38,413	$384	—	$—	$87,516	$120,987	$208,887
Vesting of restricted stock units	79	1	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(11)	—	—	—	(157)	—	(157)
Stock-based compensation	—	—	—	—	780	—	780
Net income	—	—	—	—	—	8	8
Balance at November 1, 2025	38,481	$385	—	$—	$88,138	$120,995	$209,518

For the Thirty-Nine Weeks Ended November 1, 2025 and November 2, 2024
					Additional	Accumulated	Total
			Restricted nonvoting		paid-in-	(deficit)	stockholders
	Common Stock		common stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 3, 2024	37,529	$375	—	$—	$81,798	$182,383	$264,556
Vesting of restricted stock units	430	4	—	—	(4)	—	—
Payment of withholdings on restricted stock units	(103)	(1)	—	—	(296)	—	(297)
Issuance of common stock for cash per employee stock purchase plan	101	1	—	—	208		209
Stock based compensation	—	—	—	—	3,438	—	3,438
Net loss	—	—	—	—	—	(24,336)	(24,336)
Balance at November 2, 2024	37,957	$379	—	$—	$85,144	$158,047	$243,570

Balance at February 1, 2025	38,041	$380	—	$—	$86,000	$149,324	$235,704
Vesting of restricted stock units	569	6	—	—	(6)	—	—
Payment of withholdings on restricted stock units	(172)	(2)	—	—	(353)	—	(355)
Issuance of common stock for cash per employee stock purchase plan	43	1	—	—	97	—	98
Stock based compensation	—	—	—	—	2,400	—	2,400
Net loss	—	—	—	—	—	(28,329)	(28,329)
Balance at November 1, 2025	38,481	$385	—	$—	$88,138	$120,995	$209,518

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2025	2024
Cash flows from operating activities:
Net loss	$(28,329)	$(24,336)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	29,359	30,491
Amortization of discount on debt and deferred financing fees	481	217
Amortization of definite lived intangible	42	45
Loss on asset dispositions	65	501
Deferred income taxes	(946)	(6,975)
Stock-based compensation	2,400	3,438
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(2,654)	673
Operating lease assets and liabilities	(3,751)	(4,725)
Merchandise inventories	(82,010)	(83,426)
Prepaid expenses and other	4,027	220
Accounts payable	(2,970)	56,128
Accrued expenses	13,779	9,727
Income taxes payable and receivable	12	(649)
Net cash used in operating activities	(70,495)	(18,671)
Cash flows from investing activities:
Purchase of property and equipment, net of amounts acquired	(18,741)	(11,305)
Proceeds from sale of property and equipment	11	55
Net cash used in investing activities	(18,730)	(11,250)
Cash flows from financing activities:
Net borrowings on line of credit	63,248	3,999
Borrowings on term loan	20,000	25,000
Increase in book overdraft	6,075	1,670
Proceeds from issuance of common stock per employee stock purchase plan	97	208
Payment of withholdings on restricted stock units	(353)	(296)
Payment of deferred financing costs and discount on term loan	(428)	(1,135)
Net cash provided by financing activities	88,639	29,446
Net change in cash and cash equivalents	(586)	(475)
Cash and cash equivalents at beginning of period	2,832	3,141
Cash and cash equivalents at end of period	$2,246	$2,666

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$9,359	$9,013
Income taxes, net of refunds	(93)	260

Supplemental schedule of noncash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$2,479	$774

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of November 1, 2025, the Company operated 146 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of February 1, 2025 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company’s condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended November 1, 2025 are not necessarily indicative of the results to be obtained for the fiscal year ending January 31, 2026. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended February 1, 2025 filed with the SEC on April 2, 2025 (the “Fiscal 2024 Form 10-K”).

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

Accounting Standards Codification (“ASC”) 606 requires the Company to allocate the transaction price between the goods and the loyalty reward points based on the relative standalone selling price. The Company recognizes revenue for the breakage of loyalty reward points as revenue in proportion to the pattern of customer redemption of the points by applying an estimated breakage rate of 45.0% using historical rates and future expectations.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of November 1, 2025 and February 1, 2025:

	November 1, 2025	February 1, 2025
Right of return assets, which are included in prepaid expenses and other	$2,465	$1,732
Estimated gift card contract liability, net of breakage	(27,645)	(30,872)
Estimated loyalty contract liability, net of breakage	(822)	(2,606)
Sales return liabilities, which are included in accrued expenses	(3,679)	(2,585)

During the 13 and 39 weeks ended November 1, 2025, the Company recognized approximately $320 and $1,017 in gift card breakage and approximately $1,565 and $3,811 in loyalty breakage, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company recognized approximately $329 and $1,099 in gift card breakage and approximately $1,263 and $3,086 in loyalty breakage, respectively. During the 13 and 39 weeks ended November 1, 2025, the Company recognized revenue of $2,766 and $14,427, respectively, relating to contract liabilities that existed at February 1, 2025.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 39 weeks ended November 1, 2025 and November 2, 2024, was approximately:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 1,	November 2,	November 1,	November 2,
Department	Product Offerings	2025	2024	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.4%	11.7%	11.3%	12.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.2%	8.3%	6.9%	6.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.0%	8.1%	13.0%	11.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	6.1%	5.7%	5.9%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	59.7%	57.9%	57.2%	56.2%
Optics, Electronics, Accessories and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.0%	7.9%	5.9%	6.6%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of November 1, 2025 and February 1, 2025:

	November 1,	February 1,
	2025	2025
Furniture, fixtures, and equipment	$186,166	$175,178
Leasehold improvements	235,760	232,168
Construction in progress	7,356	1,126
Total property and equipment, gross	429,282	408,472
Less accumulated depreciation and amortization	(269,949)	(240,634)
Total property and equipment, net	$159,333	$167,838

(5) Accrued Expenses

Accrued expenses consisted of the following as of November 1, 2025 and February 1, 2025:

	November 1,	February 1,
	2025	2025
Book overdraft	$28,004	$21,929
Unearned revenue	31,787	36,600
Accrued payroll and related expenses	17,227	11,397
Sales and use tax payable	7,737	5,624
Other	31,033	20,396
Total accrued expenses	$115,788	$95,946

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

During the period ended August 2, 2025, the Company changed the presentation of certain lease-related items within the Operating Activities section of the Statement of Cash Flows. Previously, changes in noncash lease expense and changes in operating lease liabilities were presented as separate line items. Beginning with the quarter ended August 2, 2025, these amounts are combined and presented as a single line item titled “Operating lease assets and liabilities.”

The change was made to streamline the presentation and provide a more concise view of lease-related operating cash flow activity. Prior period amounts have been reclassified to conform to the current period presentation. This change had no impact on total net cash provided by operating activities.

During the 13 and 39 weeks ended November 1, 2025, the Company recorded non-cash increases of $90 and $4,051, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, new leases added and lease amendments.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Operating lease expense	$17,452	$17,226	$52,114	$51,385
Variable lease expense	5,982	5,926	18,600	18,283
Short-term lease expense	96	93	276	327
Total lease expense	$23,530	$23,245	$70,990	$69,995

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2025	2024
Operating cash outflows from operating leases	$55,336	$55,885

	As of November 1,	As of November 2,
	2025	2024

Noncash change in operating lease right-of-use asset and operating lease liabilities from remeasurement of existing leases and addition of new leases	$(4,051)	$14,620
Weighted-average remaining lease term - operating leases	5.47	5.92
Weighted-average discount rate - operating leases	7.33%	7.61%

In accordance with ASC 842, maturities of operating lease liabilities as of November 1, 2025 were as follows:

Operating
Fiscal Year Ending:	Leases
2025 (remainder)	$18,927
2026	75,435
2027	68,808
2028	63,224
2029	54,047
Thereafter	153,872
Undiscounted cash flows	$434,313
Reconciliation of lease liabilities:
Present values	$343,175
Lease liabilities - current	53,259
Lease liabilities - noncurrent	289,916
Lease liabilities - total	$343,175
Difference between undiscounted and discounted cash flows	$91,138

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

The Company’s single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net sales	$331,323	$324,261	$874,325	$857,235
Cost of goods sold	222,604	221,173	596,014	590,343
Gross profit	108,719	103,088	278,311	266,892

Selling, general and administrative expenses
Payroll	43,860	42,347	127,918	122,197
Rent	23,356	23,244	70,599	69,994
Depreciation and amortization	9,619	9,984	29,401	30,536
Nonrecurring operating expenses (1)	3,955	2,235	4,738	2,989
Pre-opening (2)	389	18	615	26
Other operating (3)	23,273	22,145	63,603	62,985
Total selling, general and administrative expenses	104,452	99,973	296,874	288,727
(Loss) income from operations	4,267	3,115	(18,563)	(21,835)
Other (income) expense:
Other losses	—	—	75	457
Interest expense	4,053	3,317	10,718	9,408
(Loss) income before income taxes	214	(202)	(29,356)	(31,700)
Income tax (benefit) expense	206	162	(1,027)	(7,364)
Consolidated net (loss) income	$8	$(364)	$(28,329)	$(24,336)

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including executive transition costs.
(2)
Represents expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating, include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(8) Long-Term Debt

Long-term debt consisted of the following as of November 1, 2025 and February 1, 2025:

	November 1,	February 1,
	2025	2025
Term loan	$45,000	$25,000
Less discount	(993)	(933)
	44,007	24,067
Less current portion, net of discount	—	—
Long-term portion	$44,007	$24,067

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC, as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (as amended, the “Term Loan Agreement”) that governs the Company’s term loan (the “Term Loan”). The Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $45,000, consisting of $25,000 in an initial ABL term loan and $20,000 in a delayed draw ABL term loan that were made by the ABL Lenders on July 30, 2024 and July 30, 2025, respectively. The $45,000 in proceeds from the initial ABL term loan and delayed draw ABL term loan were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the initial draw on the Term Loan of approximately $1,136. The Company incurred additional deferred financing costs and discounts related to the delayed draw on the Term Loan of approximately $428. These costs offset the recorded carrying amount of the Term Loan on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of November 1, 2025 and February 1, 2025, the Company had $45,000 and $25,000, respectively, in outstanding loans under the Term Loan. As of November 1, 2025, the Company did not have any remaining amount available for borrowing under the Term Loan.

The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of November 1, 2025 was 10.12%.

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

As of November 1, 2025 and February 1, 2025, the Company had $993 and $933, respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the 13 and 39 weeks ended November 1, 2025, the Company recognized $159 and $366, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loan. During the 13 and 39 weeks ended November 2, 2024, the Company recognized $72 and $76, respectively of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loan.

The scheduled minimum payments on outstanding long-term debt were as follows as of November 1, 2025:

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

As of November 1, 2025 and February 1, 2025, the Company had $153,262 and $88,260, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $15,398 and $13,654 as of November 1, 2025 and February 1, 2025, respectively. As of November 1, 2025, the Company had $109,746 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,607 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Revolving Line of Credit) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The interest rate on the amounts outstanding under the Revolving Line of Credit as of November 1, 2025 and February 1, 2025 was 5.66% and 5.74%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit Agreement also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base as defined in the Revolving Line of Credit and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of November 1, 2025, the Company held approximately $432,164 in collateralized eligible inventory and credit card receivables related to the Term Loan and the Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of November 1, 2025 and February 1, 2025, the Company had $238 and $352, respectively, in outstanding deferred financing fees. During the 13 and 39 weeks ended November 1, 2025, the Company recognized $38 and $113, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees. During the 13 and 39 weeks ended November 2, 2024, the Company recognized $38 and $113, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 and 39 weeks ended November 1, 2025, gross borrowings under the Revolving Line of Credit were $351,862 and $1,043,274, respectively. During the 13 and 39 weeks ended November 2, 2024, gross borrowings under the Revolving Line of Credit were $355,522 and $970,999, respectively. During the 13 and 39 weeks ended November 1, 2025, gross paydowns under the Revolving Line of Credit were $368,667 and $985,749, respectively. During the 13 and 39 weeks ended November 2, 2024, gross paydowns under the Revolving Line of Credit were $357,050 and $969,226, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of November 1, 2025, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Income Taxes

During the 13 and 39 weeks ended November 1, 2025, the Company recognized income tax expense of $206 and income tax benefit of $1,027, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company recognized income tax expense of $162 and income tax benefit of $7,364, respectively. The Company's effective tax rate during the 13 and 39 weeks ended November 1, 2025 was 96.3% and 3.5%, respectively. The Company’s effective tax rate during the 13 and 39 weeks ended November 2, 2024 was -80.2% and 23.2%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

(11) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Net income (loss)	$8	$(364)	$(28,329)	$(24,336)
Weighted average shares of common stock outstanding:
Basic	38,457	37,869	38,326	37,729
Dilutive effect of common stock equivalents	698	—	—	—
Diluted	39,155	37,869	38,326	37,729
Basic earnings (loss) per share	$0.00	$(0.01)	$(0.74)	$(0.65)
Diluted earnings (loss) per share	$0.00	$(0.01)	$(0.74)	$(0.65)
Restricted stock units considered anti-dilutive and excluded in the calculation	134	685	462	665

(12) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 39 weeks ended November 1, 2025, the Company recognized total stock-based compensation expense of $780 and $2,400, respectively. During the 13 and 39 weeks ended November 2, 2024, the Company recognized total stock-based compensation expense of $1,047 and $3,438, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plan

As of November 1, 2025, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,649. As of November 1, 2025, there were 2,149 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended November 1, 2025, no shares were issued under the ESPP and, as of November 1, 2025, the number of shares available for issuance was 728.

Nonvested Performance-Based Stock Awards

During the 13 and 39 weeks ended November 1, 2025, the Company issued 125 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $2.84 and $2.84 per share, respectively.

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

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	125	2.84
Forfeitures	(12)	8.40
Vested	—	—
Balance at November 1, 2025	125	$2.84

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	(121)	3.09
Vested	—	—
Balance at November 2, 2024	783	$3.32

Nonvested Stock Unit Awards

During the 13 and 39 weeks ended November 1, 2025, the Company issued 205 and 1,354 nonvested stock units to employees and directors at a weighted average grant date fair value of $2.89 and $1.52 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12-month period with one-twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	1,354	1.52
Forfeitures	(245)	2.36
Vested	(785)	3.97
Balance at November 1, 2025	2,024	$2.54

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,354	3.12
Forfeitures	(147)	6.12
Vested	(434)	7.31
Balance at November 2, 2024	1,831	$4.18

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

On January 22, 2024, Jon Kogut filed a putative class action lawsuit against the Company and the members of its Board of Directors (the “Board”) in the Delaware Court of Chancery. The lawsuit asserted claims on behalf of a putative class comprised of all stockholders other than defendants and any current directors or officers of the Company and was captioned Kogut v. Bejar, et al., C.A. No. 2024-0055-MTZ (Del. Ch.). In his complaint, Mr. Kogut contended that certain provisions in the Company’s advance notice bylaws (the “Challenged Provisions”) were invalid and void and that the members of the Board breached their fiduciary duty of loyalty by adopting and maintaining the Challenged Provisions. In addition to seeking declaratory, equitable, and injunctive relief, Mr. Kogut sought an award of attorneys’ fees and other costs and expenses on behalf of the putative class. On March 27, 2025, the Court stayed the action pending the resolution of motions to dismiss in other cases challenging advance notice bylaws. On December 2, 2025, Mr. Kogut voluntarily dismissed the action with prejudice, and the Court granted the dismissal.

On July 18, 2024, Kjersten Higley filed a class action lawsuit against the Company in the Superior Court of the State of Washington in King County. The lawsuit asserts claims on behalf of a class of individuals stating Company failed to properly compensate the class members for all time worked and business expenses. In addition to seeking declaratory, equitable, and injunctive relief, Ms. Higley seeks an award of attorneys’ fees and other costs and expenses on behalf of the class. This is currently being mediated.

On January 13, 2025, Kjersten Higley filed a class action lawsuit against the Company in the Superior Court of the State of Washington in King County. The lawsuit asserts claims on behalf of a class of individuals stating they were required to sign non-disclosure agreements preventing the class of individuals from discussing salary information. In addition to seeking declaratory, equitable, and injunctive relief, Ms. Higley seeks an award of attorneys’ fees and other costs and expenses on behalf of the class. This is currently being mediated.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly fishing, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. We focus our buying on core items, high-turning products and seasonally relevant merchandise, particularly in ammunition, fishing, camping and personal protection, as these are areas where customer demand is more predictable and where having products in stock matters most to our customers. Successful inventory management ensures we have sufficient high margin products in stock to meet customer demand, while overstocking of items can lead to markdowns in order to help a product sell. This is especially true with respect to our more in demand inventory, with approximately 20% of our products accounting for approximately 80% of our net sales. Despite our decision to pull forward inventory purchases, we anticipate ending fiscal year 2025 with lower total inventory than fiscal year 2024.

During fiscal year 2024 and continuing into fiscal year 2025, elevated inflation has adversely impacted our gross margins. In the first three quarters of fiscal year 2025, we experienced modest improvements in our gross margin rates. These improvements were partially offset by our decision to pull forward inventory purchases in the first half of fiscal year 2025.

Gross margins may continue to be affected by the evolving implementation of higher tariff rates. We believe that the overall growth of our business can also help improve our gross margins, because increased merchandise volumes will enable us to maintain our strong relationships with our vendors. If we see significant declines in sales or increases in overstocked inventory, we may experience a decline in gross margins as we use promotions to drive traffic and reduce inventory.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.2	68.2	68.2	68.9
Gross profit	32.8	31.8	31.8	31.1
Selling, general, and administrative expenses	31.5	30.8	34.0	33.6
Income (loss) from operations	1.3	1.0	(2.2)	(2.5)
Interest expense	1.2	1.1	1.2	1.1
Other losses	0.0	0.0	0.0	0.1
Income (loss) before income taxes	0.1	(0.1)	(3.4)	(3.7)
Income tax expense (benefit)	0.1	0.0	(0.1)	(0.9)
Net income (loss)	0.0%	(0.1)%	(3.3)%	(2.8)%
Adjusted EBITDA	5.6%	5.1%	2.0%	1.8%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Thirty-Nine Weeks Ended
		November 1,	November 2,	November 1,	November 2,
Department	Product Offerings	2025	2024	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.4%	11.7%	11.3%	12.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	8.2%	8.3%	6.9%	6.9%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	9.0%	8.1%	13.0%	11.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	6.1%	5.7%	5.9%
Hunting and Shooting	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	59.7%	57.9%	57.2%	56.2%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	7.0%	7.9%	5.9%	6.6%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended November 1, 2025 Compared to Thirteen Weeks Ended November 2, 2024

Net Sales and Same Store Sales. Net sales increased by $7.0 million, or 2.2%, to $331.3 million during the 13 weeks ended November 1, 2025 compared to $324.3 million in the corresponding period of fiscal year 2024. Our net sales increased primarily due to increased sales in our Hunting and Shooting, Fishing and Apparel departments as we continue to emphasize inventory in-stocks, and our focused strategy to win the seasons in hunting and fishing to ensure we have the right inventory at the right location at the right time. In addition, the sales growth was driven by our strategic decision to lean into personal protection, including less-lethal alternatives. E-commerce driven sales comprised approximately 19% of total sales for the 13 weeks ended November 1, 2025 and increased by more than 8% compared to the corresponding period in fiscal year 2024, led by our new digital-first marketing strategy. Same store sales increased by 2.2% during the 13 weeks ended November 1, 2025 compared to the corresponding 13-week period of fiscal year 2024, primarily as a result of our improved inventory management and digital marketing efforts.

Our Hunting and Shooting, Fishing and Apparel departments saw net sales increases of $9.9 million, $3.7 million and $0.4 million, respectively, during the 13 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024 primarily driven by increased unit sales due to our continued emphasis on maintaining sufficient inventory in-stocks of core items. Additionally, this growth was driven by our focused strategy to win the seasons in hunting and fishing to ensure we have the right inventory at the right location at the right time and by our strategic decision to lean into personal protection, including less-lethal alternatives. Our Camping, Optics, Electronics, Accessories and Other and Footwear departments saw net sales decreases of $3.2 million, $2.8 million and $1.0 million, respectively, during the 13 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. We believe these decreases reflect the impact of broader macroeconomic conditions effecting the economy and US consumer, which includes categories that are highly discretionary in nature. Within our Hunting and Shooting department, our firearm and ammunition categories saw increases of $2.9 million and $0.8 million or 4.3% and 1.6%, respectively, during the 13 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. The increase in these categories was primarily due to our efforts to ensure every day low pricing in key product groups within these categories, our bulk unit ammunition strategy, and improved in-stocks on core products. Within our ammunition and firearm categories, certain subcategories experienced unit sales declines on a year over year basis, primarily due to headwinds associated with the 2024 election cycle. We continue to consistently outpace the adjusted NICS background check data, achieving unit sales increases, suggesting market share gains within the firearm space.

With respect to same store sales, during the 13 weeks ended November 1, 2025, our Fishing, Hunting and Shooting and Apparel departments saw increases of 14.1%, 5.3% and 1.6%, respectively, compared to the corresponding period of fiscal year 2024. Our Optics, Electronics, Accessories and Other, Camping and Footwear departments saw same store sales decreases of 9.5%, 8.5% and 5.0%, respectively, during the 13 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. These changes were primarily driven by the items noted above for net sales. As of November 1, 2025, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $5.6 million, or 5.5%, to $108.7 million during the 13 weeks ended November 1, 2025 compared to $103.1 million for the corresponding period of fiscal year 2024. As a percentage of net sales, gross profit increased to 32.8% during the 13 weeks ended November 1, 2025, compared to 31.8% for the corresponding period of fiscal year 2024. The margin improvement was primarily driven by stronger product margins from healthier inventory, improved shrink, and increased sales in the Fishing department, which has an overall higher margin profile. These gains were partially offset by a sales mix shift toward lower-margin firearms and ammunition, which have a lower gross margin, and lower Camping department sales, which has a higher gross margin.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $4.5 million, or 4.5%, to $104.5 million during the 13 weeks ended November 1, 2025, compared to $100.0 million for the corresponding period of fiscal year 2024. This increase was primarily the result of increased payroll expense of $1.5 million and a non-recurring expense of $3.0 million during the 13 weeks ended November 1, 2025. As a percentage of net sales, selling, general, and administrative expenses increased to 31.5% of net sales in the third quarter of fiscal year 2025, compared to 30.8% of net sales in the third quarter of fiscal year 2024. The increase, as a percentage of net sales, was due to a reinvestment in customer-facing areas of the business, including store and support area labor to grow sales and improve omni-channel traffic.

Interest Expense. Interest expense increased by $0.7 million, or 21.2%, to $4.1 million during the 13 weeks ended November 1, 2025, compared to $3.3 million for the corresponding period of fiscal year 2024. The increase in interest expense was primarily driven by increased borrowings under the revolving line of credit and term loan facilities during the third quarter of fiscal year 2025 compared to the corresponding period of fiscal year 2024.

Income Taxes. We recognized income tax expense of $0.2 million during the 13 weeks ended November 1, 2025 compared to an income tax expense of $0.2 million during the corresponding period of fiscal year 2024. Our effective tax rates during the 13 weeks ended November 1, 2025 and November 2, 2024 were 96.3% and -80.2%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Thirty-Nine Weeks Ended November 1, 2025 Compared to Thirty-Nine Weeks Ended November 2, 2024

Net Sales and Same Store Sales. Net sales increased by $17.1 million, or 2.0%, to $874.3 million during the 39 weeks ended November 1, 2025 compared to $857.2 million in the corresponding period of fiscal year 2024. Our net sales increased primarily due to increased sales in our Hunting and Shooting, Fishing and Apparel departments as we continue to emphasize inventory in-stocks, and our focused strategy to win the seasons in hunting and fishing to ensure we have the right inventory at the right location at the right time. In addition, the sales growth was driven by our strategic decision to lean into personal protection, including less-lethal alternatives. E-commerce driven sales comprised approximately 19% of total sales for the 39 weeks ended November 1, 2025 and increased by over 5% compared to the corresponding period in fiscal year 2024, led by our new digital-first marketing strategy. Same store sales increased by 2.1% during the 39 weeks ended November 1, 2025 compared to the corresponding 39-week period of fiscal year 2024, primarily as a result of our improved inventory management efforts and new digital marketing strategy.

Our Hunting and Shooting, Fishing and Apparel departments saw net sales increases of $17.8 million, $12.0 million and $0.8 million, respectively, during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024 primarily driven by increased unit sales due to our continued emphasis on maintaining sufficient inventory in-stocks of core items. Additionally, this growth was driven by our focused strategy to win the seasons in hunting and fishing to ensure we have the right inventory at the right location at the right time and by our strategic decision to lean into personal protection, including less-lethal alternatives. Our Camping, Optics, Electronics, Accessories and Other and Footwear departments saw net sales decreases of $9.2 million, $3.2 million and $1.2 million, respectively, during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. We believe these decreases reflect the impact of broader macroeconomic conditions effecting the economy and US consumer, which includes categories that are highly discretionary in nature. Within our Hunting and Shooting department, our ammunition and firearm categories saw increases of $4.9 million and $2.9 million, or 3.9% and 1.4%, respectively, during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. The increase in these categories was primarily due to our efforts to ensure every day low pricing in key product groups within these categories, our bulk unit ammunition strategy, and improved in-stocks on core products. We continue to consistently outpace the adjusted NICS background check data, achieving unit sales increases, suggesting market share gains within the firearm space.

With respect to same store sales, during the 39 weeks ended November 1, 2025, our Fishing, Hunting and Shooting and Apparel departments saw increases of 11.7%, 3.7% and 1.4%, respectively, compared to the corresponding period of fiscal year 2024. Our Camping, Optics, Electronics, Accessories and Other and Footwear departments saw same store sales decreases of 8.5%, 4.3% and 2.3%, respectively, during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024. These changes were primarily driven by the items noted above for net sales. As of November 1, 2025, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $11.4 million, or 4.3%, to $278.3 million during the 39 weeks ended November 1, 2025 compared to $266.9 million for the corresponding period of fiscal year 2024. As a percentage of net sales, gross profit increased to 31.8% during the 39 weeks ended November 1, 2025, compared to 31.1% for the corresponding period of fiscal year 2024, primarily driven by stronger product margins from healthier inventory, improved shrink, and increased sales in the Fishing department, which has an overall higher margin profile. These gains were partially offset by a sales mix shift toward lower-margin firearms and ammunition, which have a lower gross margin, lower Camping department sales, which has a higher gross margin, and by increased freight expense tied to our strategic inventory pull-forward.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses increased by $8.1 million, or 2.8%, to $296.9 million during the 39 weeks ended November 1, 2025, compared to $288.7 million for the corresponding period of fiscal year 2024. This increase was primarily the result of increased payroll expense of $5.7 million and a non-recurring expense of $3.0 million during the 39 weeks ended November 1, 2025, reflecting our reinvestment into customer facing and sales driving areas of the business. This increase was partially offset by a decrease of $1.1 million in depreciation. As a percentage of net sales, selling, general, and administrative expenses increased to 34.0% of net sales in the 39 weeks ended November 1, 2025, compared to 33.7% of net sales during the 39 weeks ended November 2, 2024. The increase, as a percentage of net sales, was due to a reinvestment in customer-facing areas of the business, including store and support area labor to grow sales and omni-channel traffic.

Interest Expense. Interest expense increased by $1.3 million, or 13.8%, to $10.7 million during the 39 weeks ended November 1, 2025, compared to $9.4 million for the corresponding period of fiscal year 2024. The increase in interest expense was primarily driven by increased borrowings under the revolving line of credit and term loan facilities during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024.

Income Taxes. We recognized income tax benefit of $1.0 million during the 39 weeks ended November 1, 2025 compared to an income tax benefit of $7.4 million during the corresponding period of fiscal year 2024. Our effective tax rates during the 39 weeks ended November 1, 2025 and November 2, 2024 were 3.5% and 23.2%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of November 1, 2025, we had cash and cash equivalents of $2.2 million and working capital, consisting of current assets less current liabilities, of $75.5 million. We also had $109.7 million available for borrowing under our senior secured revolving credit facility as of November 1, 2025, calculated based upon borrowing base restrictions under our revolving credit facility.

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

Operating Lease Obligations. Operating lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of November 1, 2025, our expected operating lease payments for the remainder of fiscal year 2025 and fiscal year 2026 are $18.9 million and $75.4 million, respectively. Our total committed operating lease payments are $434.3 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 39 weeks ended November 1, 2025, we incurred approximately $18.7 million in capital expenditures primarily related to strategic technological investments and general store maintenance. We expect capital expenditures to be less than $25 million for fiscal year 2025 (inclusive of amounts spent during the 39 weeks ended November 1, 2025) primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, cash on hand and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of November 1, 2025, $153.3 million was outstanding under the revolving credit facility and $45.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility after November 1, 2025, our interest payments would be approximately $3.3 million for the remainder of fiscal year 2025 and approximately $13.2 million for fiscal year 2026, in each case, based on the interest rate as of November 1, 2025. As of November 1, 2025, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was 6.68%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirty-Nine Weeks Ended
	November 1,	November 2,
	2025	2024
	(in thousands)
Cash flows used in operating activities	$(70,495)	$(18,671)
Cash flows used in investing activities	(18,730)	(11,250)
Cash provided by financing activities	88,639	29,446
Cash at end of period	2,246	2,666

Net cash used in operating activities was $70.5 million for the 39 weeks ended November 1, 2025, compared to net cash used in operating activities of $18.7 million for the corresponding period of fiscal year 2024, an increase of approximately $51.8 million. The increase in our cash flows used in operating activities was primarily driven by the timing of inventory purchases and the resulting payments related to accounts payable during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024 done in an attempt to reduce our exposure to tariffs and ensure we have inventory on hand for hunting season and the holiday seasons.

Net cash used in investing activities was $18.7 million for the 39 weeks ended November 1, 2025, compared to net cash used in investing activities of $11.3 million for the corresponding period of fiscal year 2024, an increase of approximately $7.4 million, which was primarily driven by increased capital expenditures related to the construction of a new store and timing of technical investments during the 39 weeks ended November 1, 2025 compared to the corresponding period of fiscal year 2024.

Net cash provided by financing activities was $88.6 million for the 39 weeks ended November 1, 2025, compared to net cash provided by financing activities of $29.4 million for the corresponding period of fiscal year 2024, an increase of approximately $59.2 million. The increase in cash provided by financing activities was primarily the result of our borrowing of $20.0 million under our delayed draw ABL term loan and incremental borrowings under our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $153.3 million outstanding as of November 1, 2025. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). We additionally entered into a term loan credit facility on July 30, 2024 with $45.0 million outstanding as of November 1, 2025. Borrowings under our revolving credit facility are subject to a borrowing base calculation. As of November 1, 2025, we had an aggregate amount of $109.7 million available for borrowing under our revolving credit facility, calculated based upon certain borrowing base restrictions, and $2.6 million in stand-by commercial letters of credit.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than the greater of $30.0 million and 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of November 1, 2025, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net income (loss) plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, transition and severance costs related to director and officer transitions, and expenses that we do not believe are indicative of our ongoing expenses. Net income (loss) is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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
•
Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•
Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

A reconciliation of net income (loss) to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented:

	Thirteen Weeks Ended		Thirty-Nine Weeks Ended
	November 1,	November 2,	November 1,	November 2,
	2025	2024	2025	2024
	(dollars in thousands)
Net income (loss)	$8	$(364)	$(28,329)	$(24,336)
Interest expense	4,053	3,317	10,718	9,408
Income tax expense (benefit)	206	162	(1,027)	(7,364)
Depreciation and amortization	9,619	9,984	29,401	30,536
Stock-based compensation expense (1)	780	1,047	2,400	3,438
Director and officer transition costs (2)	955	279	1,738	709
Cancelled contract (3)	—	205	—	911
Legal accrual (4)	3,000	1,750	3,000	1,750
Adjusted EBITDA	$18,621	$16,380	$17,901	$15,052

Net sales	$331,323	$324,261	$874,325	$857,235
Net income (loss) margin	0.0%	(0.1)%	(3.3)%	(2.8)%
Adjusted EBITDA margin (5)	5.6%	5.1%	2.0%	1.8%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of November 1, 2025.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

There are no disclosures required by this Item 5, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description

3.1

Amended and Restated Certificate of Incorporation of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 8, 2023).

3.2	Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024).

10.1	Employment Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jennifer Fall Jung.

10.2	Separation and Consulting Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jeff White.

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: December 4, 2025	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: December 4, 2025	By:	/s/Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer
(Principal Financial and Accounting Officer)