Form 10-K
period 2026-01-31
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2026-03-31
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2026

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

As of August 2, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant, based on the closing price of the shares of the registrant's common stock on The Nasdaq

Global Select Market on such date, was approximately $122.0 million. Shares held by each executive officer and director and by each other person or entity deemed to be an affiliate have been excluded in such calculation. The determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares of the registrant’s common stock outstanding as of March 31, 2026 was 38,804,440.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s Definitive Proxy Statement relating to the 2026 Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission within 120 days after the end of the registrant’s 2025 fiscal year ended January 31, 2026, are incorporated by reference into Part III of this Annual Report on Form 10-K, where indicated.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2025” refer to our fiscal year ended January 31, 2026; (ii) “fiscal year 2024” refer to our fiscal year ended February 1, 2025; and (iii) “fiscal year 2023” refer to our fiscal year ended February 3, 2024.

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

All of our forward-looking statements are subject to risks and uncertainties that may cause our actual results to differ materially from our expectations. Important factors that could cause actual results to differ materially from our expectations include, but are not limited to:

•
current and future government regulations, in particular regulations relating to the sale of firearms and ammunition, which may negatively impact the demand for our products and our ability to conduct our business;
•
our retail-based business model, which is impacted by general economic and market conditions such as elevated interest rates, inflationary pressures and economic, market and financial uncertainties that may cause a decline in consumer spending;
•
our concentration of stores in the Western United States, which makes us susceptible to adverse conditions in this region;
•
the highly fragmented and competitive industry in which we operate and the potential for increased competition;
•
changes in consumer demands, including regional preferences, which we may not be able to identify and respond to in a timely manner;
•
our entrance into new markets or operations in existing markets, including our long-term strategy to open new stores in future periods, which may not be successful;
•
the costs to close underperforming stores, if we decide to do so, which costs may be significant;
•
stringent and evolving U.S. obligations related to data privacy and security; and
•
the impact of general macroeconomic conditions, such as labor shortages, inflation, elevated interest rates, the impacts of tariffs and trade disputes, economic slowdowns, and recessions or market corrections.

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

v

SUMMARY OF RISK FACTORS

Investing in our common stock involves a high degree of risk. Below is a summary of certain material factors that could harm our business, operating results and/or financial condition, impair our future prospects, and/or cause the price of our common stock to decline. Please refer to the additional discussion of the risks summarized below in “Part I, Item 1A., Risk Factors,” in this 10-K, which should be carefully considered, together with other information in this 10-K and in our other filings with the SEC, before making an investment decision regarding our common stock.

Risks Related to the Firearms Business

•
Current and future government regulations, particularly regulations relating to the sale of firearms and ammunition, may negatively impact the demand for our products and our ability to conduct our business.
•
We have incurred, and may incur in the future, costs from litigation involving products that we sell, particularly firearms and ammunition, which could adversely affect our net sales and profitability.
•
Our net sales and profitability could be impacted if the strength of our brand is not maintained, and our sales of firearm-related products could present reputational risks and negative publicity.

Risks Related to Our Retail Operations

•
Our retail-based business model is impacted by general economic and market conditions, such as elevated interest rates, inflationary pressures and economic, market and financial uncertainties that may cause a decline in consumer spending, that may adversely affect our business, operations, liquidity, financial results and stock price.
•
Competition in the outdoor activities and sporting goods market could reduce our net sales and profitability.
•
If we fail to anticipate changes in consumer demands, including regional preferences, in a timely manner, our operating results could suffer.
•
Our same store sales may fluctuate and may not be a meaningful indicator of future performance.
•
We have experienced in the past, and may experience in the future, supply chain disruptions and delays of the supply of products from our vendors, which may have an adverse impact on our net sales and profitability.
•
We and the third parties with whom we work are subject to stringent and evolving U.S. obligations related to data privacy and security, and our actual or perceived failure to comply with such obligations (or such failure by the third parties with whom we work) could lead to adverse business consequences.

Risks Related to Our Business Strategy

•
Our long-term strategy includes opening new stores. If we open new stores, in particular in new, unfamiliar markets to us, increased risks related to operating new stores may prevent us from being profitable in those markets.
•
If we decide to close underperforming stores, the costs to do so may be significant and may negatively impact our cash flows and our results of operations.
•
If we are unable to successfully develop and maintain our omni-channel strategy, we may not be able to compete effectively and our sales and profitability may be adversely affected.
•
If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences.

•
Our future growth may strain our business infrastructure, which could adversely affect our operations and financial condition.
•
We may pursue strategic acquisitions or investments, and the failure of an acquisition or investment to produce the anticipated results or the inability to fully integrate the acquired companies could have an adverse impact on our business.

Risks Related to Liquidity and Capital Resources

•
Our ability to operate and expand our business and to respond to changing business and economic conditions will depend on the availability of adequate capital.
•
Our revolving credit facility and our term loan facility contain restrictive covenants that may impair our ability to access sufficient capital and operate our business.
•
An increase in market interest rates could increase our interest costs on existing and future debt and could adversely affect our stock price.

There are additional risks related to the ownership of our securities and our public company operations discussed in more detail in “Part I, Item 1A., Risk Factors,” in this 10-K, including, but not limited to, risks concerning our anti-takeover provisions and the volatility of our stock price.

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

Sportsman’s Warehouse was founded in 1986 as a single retail store in Midvale, Utah and has grown to 147 stores across 32 states. Today, we have the largest outdoor specialty store base in the Western United States and Alaska. Our stores range from 7,500 to 75,000 gross square feet, with an average size of approximately 37,000 gross square feet. Our store layout is adaptable to both standalone locations and strip centers. We believe it is less capital-intensive for us to open new stores compared to our principal competitors because our value engineered store layout requires lower initial cash investments to build out and our stores generally require less square footage than the stores of our large retail competitors. We also have a large assortment and offering of firearms available online for in-store purchase and buy-online-pickup-in-store. Together, these features and capabilities enable us to effectively serve markets of multiple sizes, from Metropolitan Statistical Areas (“MSAs”) with populations of less than 35,000 to major metropolitan areas with populations in excess of 1,000,000, while generating consistent four-wall adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”), margins and returns on invested capital across a range of store sales volumes. For a reconciliation of Adjusted EBITDA to net income, the most directly comparable financial measure calculated in accordance with GAAP, see “Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations—Non-GAAP Financial Measures.”

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

A customer’s shopping experience in our stores is further enhanced by a variety of helpful in-store and online offerings and features, including the use of technology to provide fishing reports and social media sharing with local market information for customers, access to hunting and fishing licenses, indoor test ranges for archery equipment and displays of customer-owned taxidermy. In addition, we actively engage our customers through in-store features (such as sharing local fishing reports), various contests (such as free-to-enter fishing and hunting contests), and customer-owned taxidermy displays on the walls. We also host in-store programs (such as ladies’ night and local events) and a wide range of educational seminars (such as fly fishing, fly tying, and choosing the right optic). These programs are all designed to help our customers connect with the outdoors and build the skills necessary to maximize enjoyment of their chosen activities. As a result, we believe our stores often serve as gathering spots where local enthusiasts can share stories, product knowledge and advice on outdoor recreation activities, which drives traffic and fosters a sense of community and customer loyalty.

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

Comprehensive Locally Relevant Merchandise Serving the Needs of Outdoor Enthusiasts at a Compelling Value. We offer our customers an extensive and carefully selected assortment of branded, high-quality outdoor products at competitive prices. We accomplish this primarily in three ways:

•
Locally Relevant Merchandise: As an omni-channel retailer, we carry over 22,000 stock-keeping units (“SKUs”) on average in a single store, out of Sportsman’s Warehouse’s total current offering of almost 170,000 SKUs. Of the total SKU count, approximately 65,000 are offered to customers through our dropship program, allowing us to offer our customers an expanded assortment of merchandise. Each store’s merchandise is tailored to meet local needs of the consumer, which takes into account seasonal and weather requirements, regional game and fishing species and key demographic factors, so that our customers have access to the appropriate product at the right time for their geography.
•
Breadth and Mix of Product Assortment: Our merchandise strategy is designed to serve a variety of purchasing occasions and user experience levels, from big-ticket items to consumables, and from first-time participants to seasoned outdoor veterans. We pride ourselves on carrying an extensive selection of branded good, better and best products at everyday value prices. Approximately 44% of our unit sales and 21% of our dollar sales during fiscal year 2025 were consumables, such as ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe our specially curated assortment of hunting, fishing, shooting sports, and personal protection brands and products appeal to a broad range of customers and drives repeat traffic as well as increased average ticket value. This provides a full solution approach to consumers who love to participate in these outdoor pursuits.
•
Strong Vendor Relationships: Due to our house of brands approach, we believe our vendors find our brand-centric, high-service store concept to be unique among national specialty outdoor retailers. Our strategically located stores, consistent presentation of merchandise and expertly trained outfitters, present a compelling opportunity for our vendors to offer their brands to local markets. As a result, we believe we are able to negotiate favorable terms with our vendors that are similar to those offered to our principal competitors that are larger in size. We share the benefits of these strategic vendor relationships with our customers through everyday value prices, enhanced access to certain products that are limited in production and special make-up products sold exclusively at Sportsman’s Warehouse.

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

Low Cost Operating Structure with Attractive and Replicable Store Economics. We strive to maintain a lower operating cost structure than many of our key competitors, which allows us to serve small- to medium-sized markets as well as larger MSAs. We achieve this through discipline and financial rigor around store-level expenses, real estate costs and corporate overhead. In addition, we utilize efficient, localized marketing campaigns and our “no frills” warehouse store layout helps us maintain comparatively low operating costs and provides us with the opportunity to achieve four-wall Adjusted EBITDA margins of 10% or more for stores in most new markets after the first 24 month period after opening the new store. Our average net capital investment to open a new store is approximately $5.0 million, net of tenant allowances, including about $2.5 million in initial inventory. We do not currently plan to open any new stores in fiscal year 2026 and we continue to evaluate our short-term strategy related to opening new stores. As of the end of fiscal year 2025, the majority of our stores that had been open for more than twelve months were profitable and those stores had an average four-wall Adjusted EBITDA margin of over 10%. We believe this low-cost, capital-efficient approach also allows us to successfully serve markets that are not well-suited for the more capital-intensive store models of our key competitors. Approximately 62% of our markets currently lack another nationally recognized outdoor specialty retailer, which we believe is a result of these dynamics.

New Store Growth Opportunity within Existing and New Markets. As of January 31, 2026, we operated 147 stores across 32 states, primarily in the Western United States and Alaska. We believe our leadership position in the Western United States and our expansion in other geographical regions of the United States, combined with our existing scalable infrastructure, provides a strong foundation for further expansion within our core markets as well as expanding into new geographies.

Passionate and Experienced Management Team with Proven Track Record. We are focused on delivering an unsurpassed shopping experience to anyone who enjoys the excitement of the outdoors. This passion and commitment is shared by team members throughout our entire organization, from senior management to the outfitters in our stores. Our senior management team has an average of over 30 years of retail experience, with extensive capabilities across a broad range of disciplines, including merchandising, marketing and e-commerce, finance, compliance, store operations, supply chain management and information technology.

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

Continuing to Enhance Our Operating Margins. We believe our store base and omnichannel platform allows us to take advantage of economies of scale in product sourcing and leverage our existing infrastructure, supply chain, corporate overhead and other fixed costs. Furthermore, we expect to increase our gross profit margin by improving vendor terms with key suppliers, rationalizing the number of suppliers and product SKUs, increasing sales of used firearms, selling more firearm service plans, growing our fishing department at a faster rate than the total business, and focusing on improved in-stocks for key items that customers expect to find daily.

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

Expanding Our Store Base. Over the last three fiscal years, we have opened an average of five stores per year. As noted elsewhere, we are reviewing our current stores and have identified potential stores for closure due to underperformance and lack of profitability. We do not currently plan to open any new stores in fiscal year 2026 as we evaluate our short-term strategy related to opening new stores. Our longer-term plans, however, will continue to include expanding our store base to serve the outdoor needs of enthusiasts in markets across the United States. We believe our existing infrastructure, including distribution, omni-channel capabilities, information technology, loss prevention and outfitter training, is capable of sustaining our current growth plans without significant additional capital investment, although we may determine to invest in our existing infrastructure to prepare for future growth.

Our Stores

We operate 147 stores across 32 states as of January 31, 2026. Most of our stores are located in power, neighborhood and lifestyle centers. Power centers are large, unenclosed shopping centers that are usually anchored by three or more national supercenters, such as Target, Walmart and Costco. Neighborhood centers are shopping centers anchored by a supermarket or drugstore that provide convenience goods and services to a neighborhood. Lifestyle centers are shopping centers that combine the traditional functions of a shopping mall with leisure amenities such as pedestrian friendly areas, open air seating and inviting meeting spaces. We also operate several single-unit, stand-alone locations. Our stores average approximately 37,000 gross square feet.

The following table lists the location by state of our 147 stores open as of January 31, 2026:

	Number of Stores		Number of Stores
California	17	New Mexico	3
Washington	14	North Carolina	3
Utah	12	South Carolina	3
Arizona	11	Kentucky	2
Colorado	9	New York	2
Oregon	8	Tennessee	2
Pennsylvania	7	West Virginia	2
Wyoming	7	Wisconsin	2
Florida	6	Arkansas	1
Idaho	6	Iowa	1
Alaska	5	Louisiana	1
Michigan	4	Minnesota	1
Nevada	4	Mississippi	1
Virginia	4	Nebraska	1
Indiana	3	North Dakota	1
Montana	3	Ohio	1

Store Design and Layout

We present our broad and deep assortment of products in a convenient and engaging atmosphere to meet the everyday needs of all outdoor enthusiasts, from the seasoned veteran to the first-time participant. We maintain a consistent floor layout across our store base that we believe promotes an “easy-in, easy-out” shopping experience. All of our stores feature wide aisles, high ceilings, visible signage and central checkouts with multiple registers. Sportsman’s Warehouse stores, true to their name, are designed in a value engineered warehouse format that welcomes customers directly from or on the way to an outdoor activity. All of our stores also feature “store-within-a-store” concepts for certain popular brand partners, such as Huk, Ariat, Carhartt, Sitka, Costa, Leupold, Vortex Optics, and Yeti, through which we dedicate a portion of our floor space to these brands to help increase visibility and drive additional sales.

Our stores include locally relevant features such as a large fishing board at the entrance that displays current fishing conditions in local lakes and rivers with coordinating gear in end-cap displays in the fishing aisles. We actively engage our customers through in-store features (such as sharing local fishing reports), various contests (such as free-to-enter fishing and hunting contests), and customer-owned taxidermy displays on the walls. We also host in-store programs (such as ladies’ night and local events) and a wide range of educational seminars (such as fly fishing and fly tying and choosing the right optic). Annually, we organize thousands of educational programs across our stores for the benefit of our customers. We believe these programs help us to connect with the communities in which we operate and encourage new participants to build the skills necessary to become outdoor enthusiasts and loyal customers.

The retail stores and the distribution center have loss prevention teams who monitor approximately 50 cameras at each store and 250 cameras at the distribution center. These cameras are observed locally and centrally at our headquarters in our dedicated surveillance room. Our systems are a key factor in our shrink rates of less than 1.9% and an important component of our comprehensive compliance program.

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

Our typical store location ranges in size from 7,500 to 75,000 gross square feet. Our average net capital investment to open a new store is approximately $5.0 million, net of tenant allowances, including about $2.5 million in initial inventory. After the first 24 month period after opening a new store, we target a four-wall Adjusted EBITDA margin of more than 10%. We do not currently plan to open any new stores in fiscal year 2026 and we continue to evaluate our short-term strategy related to opening new stores.

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

In addition, our website features local-area content, including fishing reports and event schedules, as well as online educational resources, including buyer’s guides, how to’s, tips, advice and links to video demonstrations on our dedicated YouTube channel. We are also highly engaged with hundreds of thousands of social media followers on our Facebook and Instagram pages. These platforms allow us to reach our customers more directly with targeted postings of advertisements and in-store events. We leverage technology that aggregates customer location, browsing behavior and purchase history to present a personalized shopping experience. We gather thousands of feedback data points near real-time from our customers and measure the customer satisfaction (“CSAT”) as an item of our performance measurement from various surveys on the website and leverage direct customer feedback to improve our online shopping experience. We believe our online educational resources and community outreach drive traffic to our website and retail stores, while improving user engagement as shoppers move from single-purchase users to loyal customers. We provide online customer service support and fulfill orders through our in-house distribution center and through select partner drop ship integration. In fiscal year 2025, our website received more than 117 million visits with e-commerce driven sales in excess of 20% of total sales, which we believe demonstrates our position as a leading resource for outdoor products and product education.

Our Products and Services

Merchandise Strategy

We offer a broad range of products at a variety of price points and carry a deep selection of branded merchandise from well-known manufacturers, such as Browning, Carhartt, Yeti, Columbia Sportswear, Federal Premium Ammunition, Honda, Johnson Outdoors, Crispi, Camp Chef, Shakespeare, Shimano, Smith & Wesson and Ruger. To reinforce our convenient shopping experience, we offer our products at everyday value prices. We believe our competitive pricing strategy, including our everyday value pricing strategy on high-demand ammunition calibers, supports our strong value proposition, instills price confidence in both our customers and our outfitters, and is a critical element of our competitive position.

We believe we offer a wider selection of outdoor brands and products than many of our competitors. We employ a good, better, best merchandise strategy to meet the needs of the customer, no matter their level of experience. We strive to keep our merchandise mix fresh and exciting by continuously searching for new, innovative products and introducing them to our customers. Our hunting and shooting sports department, which is strategically located at the back of the store, is a key driver of store traffic and one of the reasons for our high frequency of customer visits. We carry a large assortment of consumable goods, which includes ammunition, bait, cleaning supplies, food, certain lures, propane and reloading supplies. We believe that offering a broad assortment of consumables and replenishment items helps drive repeat traffic, with the majority of our customers visiting our stores multiple times per year (according to our internal surveys). During such visits, our customers frequently browse and purchase other items, including additional gear and accessories.

We also carry a small, but strategically assorted variety of private label and special make-up offerings under the Rustic RidgeTM, KillikTM, Vital ImpactTM, Yukon Gold, Lost Creek and Sportsman’s Warehouse brands as well as special make-up items through vendors such as Tikka, Weatherby, Camp Chef and various others. These products are designed and priced to complement our house of brands strategy, by rounding out the assortment and ensuring customer needs are met for good, better and best within key product categories. During fiscal year 2025, private label offerings accounted for approximately 4.4% of our total sales with special make-up offerings accounting for an additional 2.0% of our total sales. This combined total of 6.4% compares to more than 20% for many of our sporting goods retail peers. We believe our private label and special make-up products are an important opportunity to drive sales and increase margins alongside our branded merchandise.

In addition to outfitting our customers with the correct gear, we provide our customers with value-added, technical support services, such as gunsmithing, product warranties, and firearm service plans. Many of our stores offer full-service archery technician services, fishing-reel line winding, scope mounting and bore sighting, and cleaning services. We also help participants enjoy the outdoors responsibly by issuing hunting and fishing licenses. We believe the support services provided by our highly trained outfitters differentiate us from our competitors, increase customer loyalty and drive repeat traffic to our stores.

Products

Our stores are organized into six departments. The table below summarizes the key product lines by department:

Department	Product Offerings
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment, and shooting gear
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts

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

Hunting and Shooting Sports has historically been the largest contributor to our sales. Hunting and Shooting Sports department products are generally sold at significantly higher price points than other merchandise, but often have lower margin percentages. Fishing is our third largest category and we experienced sales growth in Fishing during fiscal year 2025. We believe Fishing, with its higher gross margins and appeal to a broad, growing demographic, represents one of our greatest areas of opportunity for growth.

The following table shows our percentage of net sales during the past three fiscal years presented by department:

		Fiscal year Ended
		January 31,	February 1,	February 3,
Department	Product Offerings	2026	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.4%	11.7%	11.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.5%	8.8%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.2%	10.3%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	6.3%	7.2%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	59.4%	57.4%	57.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.0%	6.8%	6.5%
Total		100.0%	100.0%	100.0%

Camping. Camping represented approximately 10.4% of our net sales during fiscal year 2025. Our camping assortment addresses both the technical requirements of the heavy-use camper, including gear for long-duration or deep-woods excursions, as well as the needs of the casual camper. We offer a broad selection of products for multi-day back country use and also for weekend outings, including tents and shelters, sleeping bags, backpacks and backpacking gear (including camouflaged styles for hunting), generators for home and camp use, cooking and food preparation equipment (including stoves and extended-use coolers), and dehydrated foods. Our camping department also includes canoes, kayaks and a selection of recreational camping equipment for the family, including basic automotive accessories, camp chairs and canopies. Our camping department includes brands such as Alps Mountaineering, Big Agnes, Camp Chef, Coleman, Honda, Teton Sports, Rustic Ridge Tents and Lost Creek Coolers.

Apparel. Apparel represented approximately 7.3% of our net sales during fiscal year 2025 and includes camouflage, outerwear, sportswear, technical gear, work-wear, jackets and hats. We primarily offer well-known brands in our apparel department, such as Carhartt, Columbia and Sitka. We also intend to grow our private label apparel lines, including Rustic RidgeTM and KillikTM. Our apparel selection offers technical performance capabilities for a variety of hunting activities, including upland game, waterfowl, archery, big game hunting, turkey hunting and shooting sports. Performance attributes include waterproofing, temperature control, scent control features and visual capabilities, such as blaze orange and camouflage in a wide range of patterns. Outerwear is an important product category for customers who are fishing, hiking, hunting or marine enthusiasts. We further complement our technical apparel with an assortment of casual apparel that fits our customers’ lifestyles, including a variety of branded graphic t-shirts, and private label t-shirts.

Fishing. Fishing represented approximately 11.2% of our net sales during fiscal year 2025 and includes products for fresh-water fishing, salt-water fishing, fly-fishing, ice-fishing and boating. Our broad assortment appeals to the beginning and weekend angler, as well as avid and tournament anglers. In addition to lures, rods and reels, our fishing assortment features a wide selection of products in tackle management and organization, electronics, fly-fishing, ice-fishing and marine accessories sub-categories. We also provide fishing-reel line winding services in all of our stores and live bait in most of our stores. We offer products for boat care and maintenance, as well as safety equipment and aquatic products such as float tubes and pontoons. All of our stores also sell fishing licenses. Our fishing department includes brands such as Johnson Outdoors, Normark, Plano, Pure Fishing, RoundRocks Fly Supply Co., Orvis and Shimano.

Footwear. Footwear represented approximately 5.7% of our net sales during fiscal year 2025 and includes work boots, technical footwear, hiking boots, trail shoes, socks, sport sandals and waders. As with apparel, our footwear selection offers a variety of technical performance features, such as different levels of support and types of tread, waterproofing, temperature control and visual attributes. Our footwear department includes brands such as Crispi, Danner, Keen, Merrell, and Hey Dude.

Hunting and Shooting Sports. Hunting and shooting sports is our largest merchandise department, representing approximately 59.4% of our net sales during fiscal year 2025. Products such as firearms, ammunition, firearm cleaning supplies, firearm safety and storage, and reloading products are typically key drivers of traffic in our stores. Our hunting and shooting sports merchandise assortment provides equipment, accessories and consumable supplies for virtually every type of hunting and shooting sport. Our expert technicians allow us to effectively support our hunting assortments for the avid hunter, shooter and archery enthusiast. Our merchandise selection includes a wide variety of firearms designed for hunting, shooting sports and home and personal defense, including air guns, black powder muzzle loaders, handguns, rifles and shotguns. We carry a wide selection of ammunition, archery equipment, dog training products, hunting equipment, reloading equipment and shooting accessories. Our hunting and shooting sports department includes brands such as Federal Premium Ammunition, Hornady, Browning, Ruger, Smith & Wesson and Winchester.

Optics, Electronics, Accessories and Other. Our optics, electronics, accessories and other department represented approximately 6.0% of our net sales during fiscal year 2025. This department supplements our other equipment departments with complementary products, such as optics (including binoculars, spotting scopes and rangefinders), GPS devices and other navigation gear, two-way radios, specialized and basic cutlery and tools, including hunting knives, lighting, bear spray and other accessories. Our optics, electronics and accessories department includes brands such as Garmin, Leupold, Swarovski Optik and Vortex Optics. Our other department includes miscellaneous products and services.

Loyalty and Co-Branded Credit Card Programs

Sportsman’s Warehouse operates a loyalty program that enables customers to earn points redeemable for future purchases. The program is free to join and accepted for both online and in-store purchases. As of January 31, 2026, the program had over 5.5 million members, representing approximately 57% of our revenue.

Customers may enroll in the loyalty program at the time of an in-store purchase or at any time online. To redeem rewards online, members must register on our website. Generally, customers earn one point for each dollar spent, excluding certain items, such as gift cards and fish and game licenses. For every 100 points accumulated, members receive a $1.00 credit in loyalty rewards. Points may be redeemed toward purchases both online and in stores and expire after 12 months of inactivity.

We are currently working to upgrade our loyalty program, with testing beginning this year and launching of the enhanced program anticipated in the first half of fiscal year 2027.

In addition, we offer multi-use Explorewards VISA Credit Cards and Explorewards Credit Cards, issued by Comenity Bank. Comenity Bank extends credit directly to cardholders, provides account servicing, funds rewards, and assumes all credit and fraud risks. The Explorewards VISA Card allows customers to earn points on all purchases, while the Explorewards Credit Card may only be used in Sportsman’s Warehouse stores or at Sportsman.com. Points earned through these credit card programs are redeemable for products and services in the same manner as loyalty points.

Sourcing and Distribution

Sourcing

We maintain central purchasing, replenishment and distribution functions to manage inventory planning, allocate merchandise to stores and oversee the replenishment of merchandise to the distribution center. We have no long-term purchase commitments. During fiscal year 2025, we purchased merchandise from approximately 765 vendors with no vendor accounting for more than 10% of total merchandise purchased. We have established long-standing, continuous relationships with our largest vendors.

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

Distribution and Fulfillment

We currently distribute all of our merchandise from our 507,000 square foot distribution center in Salt Lake City, Utah. The distribution center supports replenishment for all stores. We use preferred carriers for replenishment to our retail stores. The majority of our direct-to-consumer e-commerce orders are fulfilled by our 147 retail stores with additional orders fulfilled by our distribution center. We ship merchandise to our e-commerce customers via small parcel delivery. Our experienced distribution management team leads a staff of approximately 400 outfitters and additional temporary labor staff at peak inventory levels heading into the fourth quarter.

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

Marketing and Advertising

Our 2025 marketing strategy focused on building a measurable, data-driven, performance-based roadmap designed to improve investment attribution, increase visibility into top- and bottom-line returns, and enhance our understanding of customer shopping behaviors. Our tactical approach, executed in phases throughout the year, resulted in four consecutive quarters of positive same store sales comparable growth. Key highlights of our 2025 marketing strategy included:

•
implementing a formal measurement plan with omnichannel KPIs to evaluate the effectiveness of marketing investments and tactics;
•
conducting detailed audience segmentation analyses to generate actionable insights from first-party data;
•
executing a full-funnel, customer-first media strategy encompassing brand awareness, consideration, and conversion; and
•
delivering consistent same store sales positive comparable growth following the implementation of a new digital acquisition and conversion plan.

During 2025, in connection with our corporate transformation and growth strategy, we repositioned our brand to emphasize local outfitter expertise as our differentiator in the marketplace. In the third fiscal quarter of 2025, we launched the “Adventure Like a Local” brand campaign, which resonated strongly with our key customer segments.

With enhanced first-party data, an emotionally driven local messaging platform, and a customer-first full-funnel marketing plan, we believe that we are positioned to sustain positive growth in 2026 and beyond. Our upcoming strategy will focus on acquiring new customers, retaining and growing our most profitable customer relationships, and optimizing promotional cadence to support profitable growth.

Information Technology

Business-critical information technology (“IT”) systems include the following: supply chain, merchandise, point-of-sale (“POS”), warehouse management system (“WMS”), e-commerce, loss prevention and financial and payroll. Our IT infrastructure is designed to be able to access real-time data from any store or channel. The network infrastructure is designed to allow us to quickly and cost effectively add new stores to the wide area network (“WAN”). Our critical systems are backed up via offsite storage and are supported by backup generators, increasing our ability to remain operational in the event of a power failure. Each of our locations has redundant network connections, designed to reduce the potential for network outages.

We have implemented software for all our major business critical systems. Key operating systems include enterprise resource planning (“ERP”), system application processing (“SAP”) Commerce for our e-commerce channel, and Java point of sale (“JPOS”) for in-store functionality, and WMS. Our physical infrastructure is also built on products from vendors such as Cisco, Dell, Oracle Sun and VMWare.

We have incorporated reporting tools that are designed to enable our management to more effectively monitor our financial and operational performance to drive financial results by leveraging a range of data insights that are both more granular and more comprehensive than our previous tools. Real-time sales data is available to region, stores and department managers. In addition, our reporting tools generate custom-created reports that provide our team with on-demand access to the data relevant to their area of responsibility.

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

Our Market and Competition

Our Market

We compete in the large, growing, and fragmented outdoor activities and sporting goods market, which we believe is currently underserved by full-line, multi-activity retailers. We believe, based on the 2022 U.S. Fish and Wildlife national survey published in September of 2023 and conducted approximately once every five years, that U.S. outdoor activities and sporting goods retail sales total over $170 billion annually. The U.S. outdoor activities and sporting goods sector consists of three primary categories—equipment, apparel, and footwear—each containing distinct product sets to support a variety of activities, including hunting, fishing, camping, and shooting, as well as other sporting goods activities.

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

Within the retail sporting goods sector, we primarily operate in the outdoor equipment, apparel, and footwear segment, which includes hunting and shooting sports, fishing, camping, hiking, and boating. Participation in these activities remains strong and continues to grow. According to the 2022 U.S. Fish and Wildlife national survey, anglers and hunters spent more than $60 billion on equipment in 2022, which is approximately 40% higher than the amount reported in the 2016 survey. Additionally, the number of participating anglers and hunters increased by approximately 11% and 25%, respectively, from 2016 to 2022.

Furthermore, we believe specialty retailers have generated incremental sales volume by expanding their presence, particularly in smaller underserved communities, increasing customers’ access to products that were previously less available. The nature of the outdoor activities we cater to often requires recurring purchases throughout the year, resulting in high conversion rates among customers. For example, active anglers typically purchase various fishing tackle throughout the year based on seasons, species of fish, and changing conditions. Hunting with firearms is often accompanied by recurring purchases of ammunition and cleaning supplies, as well as multiple firearm styles for different types of game.

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

Seasonality

Net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters because of the openings of hunting seasons across the country and consumer holiday buying patterns. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. On average, over the last three fiscal years, we have generated approximately 27.0% and 28.3% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. We anticipate our net sales will continue to reflect this seasonal pattern. However, Spring hunting, Father’s Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree. For additional information, see Part II, Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

On September 13, 1994, the Federal Assault Weapons Ban (the “AWB”), which prohibited the manufacture of certain firearms defined as “assault weapons,” restricted the sale or possession of “assault weapons,” except those that were manufactured prior to the law’s enactment, and placed restrictions on the sale of new high-capacity ammunition feeding devices. In September 2004, Congress declined to renew the AWB. In the years following the expiration of the AWB, various states and local jurisdictions, including California, Colorado, New York and Washington (states in which we operate), have adopted their own versions of the AWB or high capacity ammunition feeding device restrictions, some of which apply to the products we sell in other states. Legislation is also being proposed in Virginia, a state we operate in, for the 2026 legislative session that would adopt AWB and high capacity ammunition feeding device restrictions. If a statute similar to the AWB were to be enacted or re-enacted at the federal level, it would impact our ability to sell certain products. Additionally, state and local governments have enacted laws and regulations that place additional restrictions on the manufacture, transfer, sale, purchase, possession and use of firearms, ammunition and shooting-related products. For example, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that are more restrictive than federal laws and regulations that limit access to and sale of certain firearms and ammunition. California, Connecticut and New York impose mandatory screening of ammunition purchases, some other states require the presentation of a firearms ownership identification card or permit in order to acquire ammunition products; Florida, Washington, and most recently, Colorado have passed legislation that, among other things, raises the minimum age to purchase certain firearms to 21 from 18 and imposes a multi-day waiting period on all gun purchases. California also raised the minimum age to purchase certain firearms to 21 and enacted several restrictions, including background checks on ammunition sales. Some states prohibit the sale of guns without internal or external locking mechanisms. Several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products. For instance, we are actively monitoring Virginia HB 2117 which, if passed as currently drafted, would take effect July 1, 2026. This bill would prohibit future sales of certain firearms, firearm magazines and feeding devices in Virginia.

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

Several states have immunity statues in place similar to the PLCAA. However, California, Colorado, Delaware, Hawaii, Illinois, Maryland, New Jersey, New York and Washington recently enacted state legislation in the past five years that allow firearm dealers, manufacturers, and importers to engage in marketing or sales activities as defined in the legislation. These defined activities are set forth in complex and sometimes vague standards or tests that require careful compliance planning in order to avoid legal liability for the Company.

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

On March 12, 2025, the Oregon Court of Appeals reversed the state Circuit Court judge's permanent injunction, holding that the ballot measure was in fact facially constitutional under Oregon's state constitution. The Oregon Court of Appeals ordered the Circuit Court judge to enter a declaratory judgment consistent with the Court of Appeals’ decision. The plaintiffs filed a petition for review before the Oregon Supreme Court on April 14, 2025, preventing the Circuit Court judge from entering the declaratory judgment pending a decision of the Oregon Supreme Court on whether to grant the petition for review. On June 12, 2025, the Oregon Supreme Court granted the petition for review. We anticipate a decision in the case will be rendered by the Oregon Supreme Court in late 2026. The permanent injunction entered by the Circuit Court Judge will continue to remain in effect pending the decision of the Oregon Supreme Court in this case.

The Circuit Court judge’s permanent injunction of the ballot measure continues to remain in effect pending a decision from the Oregon Supreme Court on the original initiative. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court. We are also actively monitoring Oregon HB 4145, which if passed would further delay the permit requirement of Ballot Measure 114 until January 01, 2028.

We currently operate eight stores in the State of Oregon. If the Oregon Supreme Court upholds the Oregon Court of Appeals March 12, 2025 order and the ballot measure is allowed to take effect, sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin. It is still unclear what measures the State of Oregon has undertaken thus far to set up the permitting and training infrastructure called for in the ballot measure.

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

As of January 31, 2026, we had approximately 4,800 total outfitters. Of our total outfitters, approximately 180 were based at our corporate headquarters in West Jordan, Utah, approximately 270 outfitters were based at our distribution center and approximately 4,350 outfitters worked in our stores. As of January 31, 2026, we had approximately 1,800 full-time outfitters and approximately 3,000 part-time outfitters, who are primarily based in our stores. None of our outfitters are represented by a labor union or are party to a collective bargaining agreement and we have had no labor-related work stoppages.

We believe we offer fair compensation and benefits packages, and a competitive bonus program for which all outfitters are eligible. We are also focused on understanding the strengths and opportunities that come from within our workforce, which is made up of outfitters with varied experience, expertise, and backgrounds, and strive to execute on a strategy to support further progress in building out those existing outfitter capabilities. As our outfitters are often outdoor enthusiasts, we offer a discount program to our outfitters. We have also partnered with our vendors to provide an internal marketplace where our outfitters may access sales incentive programs and discounted merchandise, both as a benefit and a means to enable our outfitters to try the items they are selling. We believe our level of outfitter store patronage and outfitter expertise are unique among our competitors in this industry and enhance our differentiated shopping experience.

We believe that the recruitment, training and knowledge of our outfitters and the consistency and quality of the service they deliver are central to our success. We emphasize deep product knowledge for store managers and outfitters during both the hiring and training stages. Our managers and outfitters undergo focused sales training, consisting of both sales techniques and specialized product instruction, both immediately upon hiring (approximately 20 hours) and continuing throughout their career (approximately 16 hours annually thereafter). For example, in our hunting department, all outfitters receive an additional nine hours of training on ATF and company policies initially upon hire, and are re-trained annually on these topics. Our store managers complete an average of two months of on-the-job training at another store with a Sportsman’s Warehouse manager, as part of which they receive approximately 20 hours of dedicated managerial training and instruction. Our department heads receive extensive online training as well as on-site instruction, totaling approximately 40 hours. Training materials are delivered both on the job as well as through virtual experiences and our online training platform, which has been updated for 2026. Additionally, we have partnered with outside firms to bring additional content on leadership skills and human resource management training to our managers. As a result of these programs, our outfitters are highly trained to provide friendly and non-intimidating education, guidance and support to address our customers’ and outfitters’ needs.

In 2024, we shifted our nomenclature to refer to our employees as "Outfitters," a title that better reflects the unique, outdoor-focused culture we are building and the expertise our employees possess. More than just a name change, this shift has influenced our job postings, training, and various aspects of the work experience for the purpose of fostering an Outfitter mindset. In addition, we collaborated with outfitters across the company to establish a formal set of core values that embody the mindset and behaviors we seek to recruit, develop, and recognize within our organization. These values include:

•
Outfitters Serving Outdoor Enthusiasts
•
Adventures are Better Together
•
Trust is Our North Star
•
Hitting the Mark
•
Pioneering Spirit

We are bringing these values to life through a company-wide communication campaign, leadership development, and recognition program.

In 2025, we continued to embed and expand these core values throughout the organization. This included integrating them more deeply into training and communication efforts, such as enhancing orientation and onboarding programs, strengthening leadership development offerings, and reinforcing the values through ongoing communication and recognition initiatives. These efforts support consistency in how our culture is experienced across the company and help ensure that our Outfitter mindset remains central to the employee experience.

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

Additionally, state and local governments have proposed laws and regulations that, if enacted, would place additional restrictions on the manufacture, transfer, sale, purchase, acquisition, possession and use of firearms, ammunition and shooting-related products. For example, in response to mass shootings and other incidents in the

United States, several states, such as California, Colorado, Connecticut, Florida, Illinois, Maryland, Minnesota, New Jersey, New York, Oregon, Virginia and Washington have enacted laws and regulations that limit access to and sale of certain firearms in ways more restrictive than federal laws. Other state or local governmental entities may continue to explore similar legislative or regulatory restrictions that could prohibit the manufacture, sale, purchase, possession or use of firearms and ammunition. In California, Connecticut and New York, mandatory screening of ammunition purchases is now required, as well as electronic recordkeeping that will be audited by the state. In addition, several states and the United States Congress have introduced microstamping legislation (that is, engraving the handgun’s serial number on the firing pin of new handguns) for certain firearms. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, possession or use of firearms, ammunition and shooting-related products. For instance, we are actively monitoring Virginia HB 2117 which, if passed as currently drafted, would take effect July 1, 2026. This bill would prohibit future sales of certain firearms, firearm magazines and feeding devices in Virginia. Lastly, some states prohibit the sale of firearms without internal or external locking mechanisms, and several states are considering mandating certain design features on safety grounds, most of which would be applicable only to handguns. Other state or local governmental entities may also explore similar legislative or regulatory initiatives that may further restrict the manufacture, sale, purchase, acquisition, possession or use of firearms, ammunition and shooting-related products.

State, local, and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events. For instance, in November 2022, Oregon passed a ballot measure that bans firearms and magazines with a capacity of over ten rounds, and that, among other things, imposes complex permitting and training requirements for the purchases of firearms. On December 6, 2022, a state circuit court judge in Oregon temporarily blocked the enforcement of such legislation and later granted a permanent injunction on November 21, 2023. On March 12, 2025, the Oregon Court of Appeals reversed the state Circuit Court judge’s permanent injunction, holding that the ballot measure was in fact facially constitutional under Oregon's state constitution. The Oregon Court of Appeals ordered the Circuit Court judge to enter a declaratory judgment consistent with the Court of Appeals’ decision. The plaintiffs filed a petition for review before the Oregon Supreme Court on April 14, 2025, preventing the Circuit Court judge from entering the declaratory judgment pending a decision of the Oregon Supreme Court on whether to grant the petition for review. On June 12, 2025, the Oregon Supreme Court granted the petition for review. We anticipate a decision in the case will be rendered by the Oregon Supreme Court in late 2026. The permanent injunction entered by the Circuit Court Judge will continue to remain in effect pending the decision of the Oregon Supreme Court in this case.

The Circuit Court judge’s permanent injunction of the ballot measure continues to remain in effect pending a decision from the Oregon Supreme Court on the original initiative. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court. We are also actively monitoring Oregon HB 4145, which if passed would further delay the permit requirement of Ballot Measure 114 until January 01, 2028.

We currently operate eight stores in the State of Oregon. If the Oregon Supreme Court upholds the Oregon Court of Appeals March 12, 2025 order and the ballot measure is allowed to take effect, sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin. It is still unclear what measures the State of Oregon has undertaken thus far to set up the permitting and training infrastructure called for in the ballot measure.

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

We have incurred, and may incur in the future, costs from litigation involving products that we sell, particularly firearms and ammunition, which could adversely affect our net sales and profitability.

We have been subject to lawsuits involving the products we sell, including lawsuits relating to firearms, ammunition, tree stands and archery equipment. We have incurred, and may incur in the future, losses from lawsuits relating to the improper use of firearms or ammunition sold by us, including lawsuits by municipalities or other organizations attempting to recover costs from manufacturers and retailers of firearms and ammunition. We may also incur losses due to lawsuits, including potential class actions, relating to our performance of background checks on firearms purchases and compliance with other sales laws as mandated by state and federal law. Our insurance coverage, as well as the insurance provided by our vendors for certain products they sell to us, may be inadequate to cover claims and liabilities related to products that we sell. In addition, claims or lawsuits related to products that we sell, or the unavailability of insurance for product liability claims, could result in the elimination of these products from our product line, thereby reducing net sales. If one or more successful claims against us are not covered by or exceed our insurance coverage, or if insurance coverage is no longer available, our available working capital may be impaired and our operating results could be materially adversely affected. Even unsuccessful claims could result in the expenditure of funds and management time and could have a negative impact on our profitability and on future premiums we would be required to pay on our insurance policies.

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

Risks Related to Our Retail Operations

Our retail-based business model is impacted by general economic and market conditions, such as elevated interest rates, inflationary pressures and economic, market and financial uncertainties that may cause a decline in consumer spending, that may adversely affect our business, operations, liquidity, financial results and stock price.

Since fiscal year 2023, we have experienced decreased revenue and operated at a net loss as a result of elevated macroeconomic pressures on our consumers’ discretionary spending, including inflationary pressures, elevated interest rates and higher energy costs and fuel prices. As a retail business that depends on consumer discretionary spending, we may continue to be adversely affected if our customers reduce, delay or forego their purchases of our products as a result of job losses, bankruptcies, higher consumer debt and interest rates, increases in inflation, higher energy and fuel costs, reduced access to credit, fluctuations in home prices and other adverse conditions in the mortgage and housing markets, lower consumer confidence, uncertainty or changes in tax policies and tax rates, uncertainty due to potential national or international security concerns, adverse or unseasonal weather conditions and uncertainty related to any health crisis. If we are required to close a large portion of our stores or we experience an acceleration of reduced store traffic, in each case, whether as a result of a pandemic, evolving macroeconomic conditions or geopolitical events, or otherwise, we may need additional liquidity to maintain our operations depending on how long these events impact our operations. Such events could adversely impact our sales and/or could result in the permanent closure of some of our stores. Decreases in same store sales, customer traffic to our stores and e-commerce site or average ticket sales negatively affect our financial performance, and a prolonged period of depressed consumer spending could have a material adverse effect on our business. Promotional activities, vendor incentives, and decreased demand for consumer products could affect profitability and margins. In addition, adverse economic conditions may result in an increase in our operating expenses due to, among other things, higher costs of labor, energy, equipment and facilities. Due to fluctuations in the U.S. economy, our sales, operating and financial results for a particular period are difficult to predict, making it difficult to forecast results to be expected in future periods. Any of the foregoing factors could have a material adverse effect on our business, results of operations and financial condition and could adversely affect our stock price.

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

The outdoor activities and sporting goods market is highly fragmented and competitive. Some of our competitors have a larger number of stores, and greater market presence (both brick and mortar and online), name recognition and financial, distribution, marketing and other resources than we have. Other competitors have announced strategic partnerships with retailers that will allow those competitors to enter our markets that they historically have not competed in. In addition, the ability of consumers to compare prices on a real-time basis through the use of smartphones and digital technology puts additional pressure on us to maintain competitive pricing. If our competitors reduce their prices, we may have to reduce our prices in order to compete, which could harm our margins. Furthermore, some of our competitors may build new stores in or near our existing locations or in locations with high concentrations of our e-commerce business customers. As a result of this competition, we may need to spend more on advertising and promotion. Some of our mass merchandising competitors do not currently compete in many of the product lines we offer. However, if these competitors were to begin offering a broader assortment of competing products or partner with our competitors to offer such products, or if any of the other factors listed above occurred, our net sales could be reduced or our costs could be increased, resulting in reduced profitability.

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

We experience moderate seasonal fluctuations in our net sales and operating results. On average over the last three fiscal years, we have generated 27.0% and 28.3% of our annual net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the fall hunting season. We incur additional expenses in the third and fourth fiscal quarters due to higher purchase volumes and increased staffing in our stores. If, for any reason, we miscalculate the demand for our products or our product mix during the third or fourth fiscal quarters, our sales in these quarters could decline, resulting in higher labor costs as a percentage of sales, lower margins and excess inventory, which could cause our annual operating results to suffer and our stock price to decline. Due to our seasonality, the possible adverse impact from other risks associated with our business, including atypical weather, consumer spending levels and general economic and business conditions, is potentially greater if any such risks occur during our peak sales seasons.

If we are unable to protect against inventory shrink, our results of operations and financial condition could be adversely affected.

Our business depends on our ability to effectively manage our inventory. We have historically experienced loss of inventory (also called shrink) due to damage, theft (including from organized retail crime), and other causes. We continue to experience elevated levels of inventory shrink relative to historical levels, which has adversely affected, and could continue to adversely affect, our results of operations and financial condition. Inventory shrink declined in fiscal year 2025 as a result of actions we have taken to reduce shrink, but inventory levels remain above historical norms, and there can be no assurance that shrink will not increase in future periods. To protect against rising inventory shrink, we have taken, and may continue to take, certain operational and strategic actions that could adversely affect our reputation, customer experience, and results of operations.

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

Freight costs represent a significant portion of the cost of our products. We have experienced highly variable transportation and logistics costs over the last five years. While moderating in fiscal year 2025, we believe dynamic conditions may continue in future fiscal years. Freight rates on our products are affected by a myriad of factors, including the global economy, tariffs, petroleum prices, carrier labor relations, congestion at U.S. ports and ocean freight carrier capacity.

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

Political and economic uncertainty and unrest in foreign countries where our merchandise vendors are located and trade restrictions, including new tariffs and duties upon imports from these foreign countries, could adversely affect our ability to source merchandise and operating results.

In fiscal year 2025, approximately 2.3% of our merchandise was imported directly from vendors located in foreign countries, with a substantial portion of the imported merchandise being obtained directly from vendors in China and El Salvador. In addition, we believe that a significant portion of our domestic vendors obtain their products from foreign countries that may also be subject to political and economic uncertainty. We are subject to risks and uncertainties associated with changing economic, political, market and other conditions in foreign countries where our vendors are located, such as, increased import duties, tariffs, border-adjusted taxes, trade restrictions and quotas, adverse fluctuations of foreign currencies and geopolitical turmoil, and any resulting disruption, instability or volatility in the global markets and industries resulting from such conflict.

The U.S. presidential administration has imposed additional tariffs, duties and trade restrictions on imports into the United States from numerous countries, which could lead to increased expenses and delays in shipments. Foreign governments, including China and Canada, and trading blocs, such as the European Union, have responded by imposing or increasing tariffs, duties and trade restrictions on U.S. goods. Any trading conflict and related escalating governmental actions that result in additional tariffs, duties and trade restrictions could cause a disruption or delay of imports from foreign locations and likely increase the cost or reduce the supply of merchandise available to us which would adversely affect our operating results.

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

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws (e.g., Section 5 of the Federal Trade Commission Act), and other similar laws (e.g., wiretapping laws). Numerous U.S. states have enacted comprehensive privacy laws that impose certain obligations on covered businesses, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights include the right to access, correct, or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling, and automated decision-making. The exercise of these rights may impact our business and ability to provide our products and services. Certain states also impose stricter requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the CCPA imposes obligations on covered businesses regarding their processing of personal data and provides for fines and a private right of action for certain data breaches. Similar laws are being considered at the federal level, and we expect more states to pass similar laws in the future. Additionally, under various privacy laws and other obligations, we may be required to obtain certain consents to process personal data. For example, some of our data processing practices have been and may in the future be subject to challenges or lawsuits under data privacy and communications laws, including for example under wiretapping laws. Our inability or failure to do so could result in adverse consequences, such as threats of class-action litigation alleging violations of wiretapping laws.

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

Our outfitters and personnel use generative artificial intelligence (“AI”) and/or automated decision-making technologies to perform their work, and the disclosure and use of personal data in AI technologies are subject to various privacy laws and other privacy obligations. Governments have passed and are likely to pass additional laws and regulations regulating AI and/or automated decision-making technologies. Our use of this technology could result in additional compliance costs, regulatory investigations and actions, and lawsuits. If we are unable to use AI and/or automated decision-making technologies, it could make our business less efficient and result in competitive disadvantages.

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

Recently, several states in which we operate have enacted minimum wage increases and it is possible that other states or the federal government could also enact minimum wage increases. In fiscal year 2025 and 2024, 75 and 55 of our stores, respectively, were impacted by minimum wage increases, which increased our selling, general and administrative expenses. Base wage rates for some of our outfitters are at or slightly above the minimum wage. As more state minimum wage rates increase or if the federal government enacts a minimum wage increase, we may need to increase not only the wage rates of our minimum wage outfitters, but also the wages paid to our other hourly outfitters as well. Further, should we fail to increase our wages competitively in response to increasing wage rates, the quality of our workforce could decline, causing our customer service to suffer. Any increase in the cost of our labor could have an adverse effect on our operating costs, financial condition and results of operations.

Risks Related to Our Business Strategy

Our long-term strategy includes opening new stores. If we open new stores, in particular in new, unfamiliar markets to us, increased risks related to operating new stores may prevent us from being profitable in those markets.

Part of our long-term strategy is to continue to expand by opening new stores. In the past, some of our new stores have not initially generated four-wall Adjusted EBITDA margins and returns on invested capital that we have historically experienced. Opening new stores presents increased risks, especially when we expand into new markets. For instance, in new markets, we will have less familiarity with local customer preferences and may encounter difficulties in attracting customers due to a reduced level of customer familiarity with our brand. Other factors that may impact our ability to open or acquire stores in new markets and operate them profitably, many of which are beyond our control, include:

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

If we decide to close underperforming stores, the costs to do so may be significant and may negatively impact our cash flows and our results of operations.

We regularly assess our stores for profitability, and we may decide to close certain underperforming stores when appropriate under the circumstances, which could result in significant costs. During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall Adjusted EBITDA losses and declines in projected cash flows. As a result, we performed an impairment assessment for these locations. As of January 31, 2026, we recognized impairment losses of $17.8 million related to ten underperforming store locations. We anticipate closing approximately five of our underperforming stores within the next year, but after the 2026 holiday season. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges. The closure of underperforming stores may also result in other significant costs, including write-offs of leasehold improvements and employee-related termination costs. All of our stores are leased from third parties, with original lease terms ranging from five to twelve years. While we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. In other cases, if we decide to close a store, we may be required to continue paying rent and operating expenses for the balance of the lease term. The performance of any of these obligations may be costly. Additionally, while our goal in closing certain stores would be to increase the productivity of our store portfolio, reductions in selling square footage could negatively impact our net sales.

If we are unable to successfully develop and maintain our omni-channel strategy, we may not be able to compete effectively and our sales and profitability may be adversely affected.

Our e-commerce business is an important element of our brand and relationship with our customers, and we expect it to continue to grow. Our website operates on a cloud platform with autoscaling capability, designed to significantly increase capacity and efficiency. E-commerce continues to be a rapidly growing sales channel for our business and an increasing source of competition in our industry. If we are unable to continue to successfully develop and maintain our omni-channel platform, we may not be able to compete effectively and our sales and profitability may be adversely affected. Our future success could also be adversely affected if we are unable to identify and capitalize on retail trends, including various technology, e-commerce and other process efficiencies to gain market share and better service our customers.

In addition, many of our competitors already have e-commerce businesses that are substantially larger and more developed than ours, which places us at a competitive disadvantage. There are also regulatory restrictions on the online sale of a portion of our product offerings, such as ammunition, certain cutlery, firearms, propane and reloading powder. If we are unable to expand our e-commerce business, our growth plans may suffer, and the price of our common stock could decline.

We are also vulnerable to additional risks and uncertainties associated with e-commerce sales, including rapid changes in technology, website downtime and other technical failures, security incidents, consumer privacy concerns, changes in state tax regimes and government regulation of internet activities. Our actual or perceived failure to successfully respond to these risks and uncertainties could reduce our e-commerce same store sales, increase our costs, diminish our growth prospects and damage our brand, which could negatively impact our results of operations and stock price.

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

These threats include but are not limited to social-engineering attacks (including through deep fakes, which may be increasingly difficult to identify as fake, and phishing attacks), malicious code (such as viruses and worms), malware (including as a result of advanced persistent threat intrusions), denial-of-service attacks, credential stuffing, credential harvesting, personnel misconduct or error, ransomware attacks, supply-chain attacks, software bugs, server malfunctions, software or hardware failures, loss of data or other information technology assets, adware, attacks enhanced or facilitated by AI (such as using AI to develop malicious code or launch sophisticated phishing attempts), telecommunications failures, and other similar threats. In particular, severe ransomware attacks are becoming increasingly prevalent and can lead to significant interruptions in operations, ability to provide products or services, loss of sensitive data and income, reputational harm, and diversion of funds. Extortion payments may alleviate the negative impact of a ransomware attack, but we may be unwilling or unable to make such payments due to, for example, applicable laws or regulations prohibiting such payments.

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

While we have implemented security measures designed to protect against security incidents, there can be no assurance that these measures will be effective. We take steps designed to detect, mitigate, and remediate vulnerabilities in our information systems (such as our hardware and/or software, including that of third parties with whom we work). We have not been, and may not in the future, be able to detect and/or remediate all such vulnerabilities or on a timely basis. For example, we have identified high and critical vulnerabilities in certain of our legacy information systems, including end-of-life systems that are difficult to patch, for which remediation options may be constrained despite the implementation of mitigating controls (including ring fencing). There can be no assurance that the vulnerability mitigation measures we have taken will be effective against such identified vulnerabilities. Further, we have experienced (and may in the future experience) delays in developing and deploying remedial measures designed to address any such identified vulnerabilities, which could be exploited and result in a security incident.

Any of the previously identified or similar threats have caused, and may in the future cause, a security incident or other interruption that has resulted, and may in the future result, in unauthorized, unlawful, or accidental acquisition, modification, destruction, loss, alteration, encryption, disclosure of, or access to our sensitive data or our information technology systems, or those of the third parties with whom we work. A security incident or other interruption could disrupt our ability (and that of third parties with whom we work) to provide our products and services.

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

In addition to experiencing a security incident, third parties may gather, collect, or infer sensitive data about us from public sources, data brokers, or other means that reveal competitively sensitive details about our organization and could be used to undermine our competitive advantage or market position. Additionally, sensitive data of the Company or our customers could be leaked, disclosed, or revealed as a result of or in connection with our outfitters’, personnel’s, or vendors’ use of generative AI technologies.

Our computer hardware and software systems are vulnerable to damage from natural disasters, power loss or other events outside of our control that could harm our business.

Our success, in particular our ability to successfully manage inventory levels, largely depends upon the efficient operation of our computer hardware and software systems. We use third-party management information systems to track inventory information at the store level, communicate customer information and aggregate daily sales, margin and promotional information. These systems are vulnerable to damage or interruption from natural disasters, power loss, computer system failures, telecommunications failures, misappropriation and similar events, including those addressed in “Risks Related to Our Business Strategy—If our information technology systems, or those of third parties with whom we work, or our data are or were compromised, we could experience adverse consequences”, any of which could disrupt our operations and result in reduced sales. Furthermore, we centralize most of our computer systems in our support and distribution centers and it is possible that an event, natural disaster, or other interruption at either office could materially and adversely affect the performance of our company and the ability of each of our stores to operate efficiently.

Our future growth may strain our business infrastructure, which could adversely affect our operations and financial condition.

As we grow, we will face the risk that our existing resources and systems, including management resources, accounting and finance personnel and operating systems, may be inadequate to support our growth. We may not be able to retain the personnel or make the changes in our systems that may be required to support our growth. Failure to secure these resources and implement these systems on a timely basis could have a material adverse effect on our operating results. In addition, hiring additional personnel and implementing changes and enhancements to our systems will require capital expenditure and other increased costs that could also have a material adverse impact on our operating results.

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

We have been increasing our utilization of machine learning and other types of AI (collectively, “AI/ML”) in our business and we anticipate that as technology advances, we will continue to expand our application of AI/ML, including generative AI. AI/ML may become more important to our operations over time as we increase reliance on AI/ML throughout our operations and administration. The rapid evolution of AI/ML technology and potential regulation of AI/ML may require that we expend significant resources to develop, test and maintain our implementation of AI/ML. Our competitors may incorporate AI/ML into their businesses faster or more successfully than us, which could impair our ability to compete effectively and adversely affect our results of operations. Additionally, if the information generated through our use of AI/ML is or is deemed to be deficient, inaccurate or biased, our business, financial condition, and results of operations may be adversely affected.

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

Our existing debt obligations are variable rate obligations with interest and related payments that vary with the movement of certain indices, and in the future, we may incur additional indebtedness in connection with the entry into new credit facilities or the financing of any acquisition. If interest rates increase, so could our interest costs for any new debt and our variable rate debt obligations under our revolving credit facility and term loan facility. This increased cost could make the financing of any acquisition more costly, as well as lower our current period earnings. Rising interest rates could limit our ability to refinance existing debt when it matures or cause us to pay higher interest rates upon refinancing. All of our debt outstanding under our credit agreement as of January 31, 2026 bears interest at a floating rate that uses the Secured Overnight Financing Rate (“SOFR”) as the applicable reference rate to calculate the interest. We experienced elevated interest rates in fiscal years 2023, 2024 and 2025 and anticipate that interest rates will remain elevated during fiscal year 2026.

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
•
not providing for cumulative voting in the election of directors; and
•
authorizing the issuance of “blank check” preferred stock without any need for action by stockholders.

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

The price of our common stock is volatile and may fluctuate significantly. During our fiscal year ended January 31, 2026, the closing price of our stock ranged from a high of $4.16 per share to a low of $0.95 per share. Volatility in the market price of our common stock may prevent our stockholders from being able to sell their common stock at or above the prices they paid for their common stock. The market price for our common stock could fluctuate significantly for various reasons, including, among other things, our operating and financial performance; conditions that impact demand for our products; the public’s reaction to our press releases or other public announcements; changes in earnings estimates or recommendations by securities analysts; market and industry perception of our success, or lack thereof, in pursuing our growth strategy; strategic actions by us or our competitors, such as acquisitions, store closures, or restructurings; actual or anticipated changes in federal and state government regulation, including regulations related to the sale of firearms and ammunition; sales of common stock by us or members of our management team; and changes in general market, economic and political conditions in the United States, including those resulting from natural disasters, health crises or pandemics, terrorist attacks, acts of war and responses to such events.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk management and strategy

We implement and maintain various information security processes designed to identify, assess and manage material risks from cybersecurity threats to our critical computer networks, third party hosted services, communications systems, hardware and software, and our critical data, including intellectual property, confidential information that is proprietary, strategic or competitive in nature, and information related to our customers and outfitters.

Our Information Security, Governance, Risk, and Compliance Management functions, led by our VP of Information Technology help identify, assess and manage the Company’s cybersecurity threats and risks. The Security Team identifies and assesses risks from cybersecurity threats by monitoring and evaluating our threat environment using various methods including, for example: manual and automated tools in certain environments and systems, internal and external audits of certain environments and systems, conducting scans of certain threat environments, evaluating our and our industry’s risk profile, analyzing certain reports of threats and actors, conducting threat assessments for internal and external threats (including third party threat assessments) in certain environments, coordinating with law enforcement concerning select threats, subscribing to reports and services that identify cybersecurity threats, use of external intelligence feeds, conducting tabletop incident response exercises, evaluating certain threats reported to us, and conducting vulnerability assessments of certain environments and systems.

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

Our assessment and management of material risks from cybersecurity threats are integrated into the Company’s overall risk management processes.  For example, the Security Team works with management to prioritize our risk management processes and mitigate cybersecurity threats that are more likely to lead to a material impact on our business.

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

Our cybersecurity risk assessment and management processes are implemented and maintained by certain Company management, including our VP of Information Technology, Manager of Governance, Risk, and Compliance and several external consulting firms. Together, these individuals have many years of experience in the information technology industry and include Certified Information Systems Security Processionals.

Our VP is responsible for hiring appropriate personnel, helping to integrate cybersecurity risk considerations into the Company’s overall risk management strategy, and communicating key priorities with relevant personnel. Our VP and the CFO are responsible for approving budgets, helping prepare for cybersecurity incidents, approving cybersecurity processes, and reviewing security assessments and other security-related reports.

Our cybersecurity incident response and vulnerability management policies are designed to escalate certain cybersecurity incidents to members of management depending on the circumstances, including Security Management, the VP, the Chief Executive Officer and others. These individuals work with the Company’s incident response team, pursuant to a documented incident response policy, to help the Company mitigate and remediate cybersecurity incidents of which they are notified. In addition, the Company’s incident response and vulnerability management policies include reporting to the audit committee of the board of directors for certain cybersecurity incidents.

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

We currently operate 147 retail stores in 32 states. See “Part I, Item 1, Business – Our Stores” for a breakdown of our retail stores by state. In total we have approximately 5.5 million gross square feet across all of our stores. All of our stores are leased from third parties with lease terms typically ranging from five to twelve years, and many of our lease agreements have additional five-year renewal options. All of our leases provide for additional payments associated with common area maintenance, real estate, taxes and insurance. In addition, many of our lease agreements have defined escalating rent provisions over the initial term and extensions.

ITEM 3. LEGAL PROCEEDINGS

See “Part II, Item 8, Financial Statements and Supplementary Data—Notes to Consolidated Financial Statements Note 16, Commitments and Contingencies—Legal Matters” for information regarding our material legal proceedings, which information is incorporated by reference into this Item 3.

The pending lawsuits described in Note 16 of our consolidated financial statements are subject to inherent uncertainties, and the actual defense and disposition costs will depend upon unknown factors. The outcomes of the pending lawsuits are necessarily uncertain. We also could be forced to expend significant resources in the defense of either or both of the pending lawsuits, including substantial legal fees and costs.

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is listed on the Nasdaq Global Select Market under the symbol “SPWH.”

Holders

As of March 31, 2026, there were 727 holders of record of our common stock. This number does not include persons who hold our common stock in nominee or “street name” accounts through brokers, banks or other institutions on behalf of stockholders.

Dividend Policy

We did not pay any dividends in fiscal year 2025 or fiscal year 2024. We do not anticipate paying any cash dividends in the foreseeable future. Any future determination to pay dividends will be at the discretion of our board of directors, subject to compliance with applicable law and any applicable contractual provisions.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

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

Our business was founded in 1986 as a single retail store in Midvale, Utah. Today, we operate 147 stores in 32 states, totaling approximately 5.5 million gross square feet. We also operate an e-commerce platform at www.sportsmans.com. We do not incorporate the information on or accessible through our website into this 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this 10-K.

Our stores and our e-commerce platform are aggregated into one operating and reportable segment.

Impact of Macroeconomic Conditions

Our financial results and operations have been, and will continue to be, impacted by events outside of our control.

Global economic and business activities continue to face widespread macroeconomic uncertainties, including the impact of international trade policies and increased tariff rates, inflation, elevated interest rates, recession risks and rising global political tensions. Recent changes in international trade policy and the implementation of increased tariff rates have caused substantial uncertainty with respect to our inventory cost. If some of the proposed and current changes to international trade and tariff policy are implemented or continue for a significant length of time, we will experience a material increase in our inventory costs, especially in our Hunting and Shooting Sports and Optics, Electronics, Accessories and Other departments. We cannot predict the ultimate impact of such changes on our financial results for fiscal year 2026 and beyond since such policies remain highly dynamic and evolving. In fiscal year 2025, we purchased additional inventory in anticipation of increased tariff rates to be prepared for the hunting and holiday seasons. We will continue to consider other means to mitigate the impact of increased tariff rates, including by seeking alternative sourcing of our products and by negotiating with our suppliers to absorb a portion of increased costs due to changes in tariff rates and trade policy; however, we cannot provide any assurances that we will be successful in such efforts.

In addition, since the beginning of fiscal year 2023, our business has been and continues to be impacted by consumer inflationary pressures and recession concerns. For instance, we experienced softer sales in the early portion of our fiscal fourth quarter, which we believe were driven by external factors such as the government shutdown and weaker-than-expected Black Friday and Cyber Week performance. We have implemented cost reduction measures and reduced investments in future new store openings to reflect sales trends. However, we saw improvements in our sales in the second half of our fourth fiscal quarter and into the beginning of the first quarter of fiscal year 2026, but we remain measured in our outlook for the year.

During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall Adjusted EBITDA losses and declines in projected cash flows. As a result, we performed an impairment assessment for these locations and we recognized impairment losses of $17.8 million as of January 31, 2026 related to ten underperforming store locations. We anticipate closing approximately five of our underperforming stores within the next year, but after the 2026 holiday season. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges. We do not plan to open new stores in fiscal year 2026 as we assess our new store expansion strategy and prioritize capital allocation for critical technology investments and debt repayment.

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

Fiscal Year

We operate using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal years 2025, 2024 and 2023 ended on January 31, 2026, February 1, 2025 and February 3, 2024, respectively. Each of fiscal years 2025 and 2024 contained 52 weeks of operation and fiscal year 2023 contained 53 weeks of operations.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net (loss) income plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, executive transition and severance costs, impairment costs, and other expenses that we do not believe are indicative of our ongoing expenses.

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

On March 12, 2025, the Oregon Court of Appeals reversed the state Circuit Court judge’s permanent injunction, holding that the ballot measure was in fact facially constitutional under Oregon's state constitution. The Oregon Court of Appeals ordered the Circuit Court judge to enter a declaratory judgment consistent with the Court of Appeals’ decision. The plaintiffs filed a petition for review before the Oregon Supreme Court on April 14, 2025, preventing the Circuit Court judge from entering the declaratory judgment pending a decision of the Oregon Supreme Court on whether to grant the petition for review. On June 12, 2025, the Oregon Supreme Court granted the petition for review. We anticipate a decision in the case will be rendered by the Oregon Supreme Court in late 2026. The permanent injunction entered by the Circuit Court Judge will continue to remain in effect pending the decision of the Oregon Supreme Court in this case.

The Circuit Court judge’s permanent injunction of the ballot measure continues to remain in effect pending a decision from the Oregon Supreme Court on the original initiative. The measure was also being challenged in a related case in federal court and was on appeal to the Ninth Circuit Court of Appeals. However, due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta), the Oregon federal court case will likely be remanded to the lower court. We are also actively monitoring Oregon HB 4145, which if passed would further delay the permit requirement of Ballot Measure 114 until January 01, 2028.

We currently operate eight stores in the State of Oregon. If the Oregon Supreme Court upholds the Oregon Court of Appeals March 12, 2025 order and the ballot measure is allowed to take effect, sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin. It is still unclear what measures the State of Oregon has undertaken thus far to set up the permitting and training infrastructure called for in the ballot measure.

We are reviewing our store portfolio and estimate that approximately five underperforming stores may be closed. We do not plan to open new stores in fiscal year 2026 as we assess our new store expansion strategy and prioritize capital allocation for critical technology investments and debt repayment. However, opening new stores continues to be an important part of our long-term growth strategy.

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
•
building strong community connections and establishing ourselves as the local choice for hunting and fishing solutions;
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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly fishing, increasing foot traffic within our stores and traffic to our website, improving buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Our ability to properly manage our inventory can also impact our gross margin. We focus our buying on core items, high-turning products and seasonally relevant merchandise, particularly in ammunition, fishing, camping and personal protection, as these are areas where customer demand is more predictable and where having products in stock matters most to our customers. Successful inventory management ensures we have sufficient high margin products in stock to meet customer demand, while overstocking of items can lead to markdowns in order to help a product sell. This is especially true with respect to our more in demand inventory, with approximately 40% of our products accounting for approximately 80% of our net sales. We ended fiscal year 2025 with $29.1 million less inventory than at the end of fiscal year 2024, an 8.5% decrease. We believe this reflects our disciplined inventory management and positions us well to support growth in our key categories while continuing to improve productivity and inventory turns.

Elevated inflation adversely impacted our gross margins in fiscal years 2024 and 2025. We expect inflation will continue to put pressure on our gross margins for fiscal year 2026.

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

Adjusted EBITDA

We define Adjusted EBITDA as net (loss) income plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, executive transition and severance costs, impairment costs, and other expenses that we do not believe are indicative of our ongoing expenses. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA divided by net sales. In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. See “—Non-GAAP Financial Measures."

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%
Cost of goods sold	69.1	69.1	70.2
Gross profit	30.9	30.9	29.8
Selling, general and administrative expenses	32.5	32.5	31.7
Impairment expense	1.5	-	-
(Loss) income from operations	(3.1)	(1.6)	(1.9)
Other losses	-	0.1	-
Interest expense	1.1	1.0	1.0
(Loss) income before income taxes	(4.2)	(2.7)	(2.9)
Income tax (benefit) expense	(0.1)	0.2	(0.7)
Net (loss) income	(4.1)%	(2.9)%	(2.2)%
Adjusted EBITDA	2.3%	2.5%	1.9%

The following table shows our percentage of net sales by department during the periods presented:

		Fiscal year Ended
		January 31,	February 1,	February 3,
Department	Product Offerings	2026	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.4%	11.7%	11.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.5%	8.8%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.2%	10.3%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	6.3%	7.2%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	59.4%	57.4%	57.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.0%	6.8%	6.5%
Total		100.0%	100.0%	100.0%

Fiscal Year 2025 Compared to Fiscal Year 2024

Net Sales and Same Store Sales. Net sales increased by $11.5 million, or 1.0%, to $1,209.2 million in fiscal year 2025 compared to $1,197.6 million in fiscal year 2024. Our net sales increased primarily due sales growth in our Hunting and Shooting Sports and Fishing departments. We achieved meaningful improvements to our core inventory in-stocks and implemented a focused strategy to ensure our merchandise is seasonally timed and regionally relevant to win the seasons in hunting and fishing. Additionally, sales growth was driven by our strategic decision to lean into personal protection, including less-lethal alternatives. We also made a strategic shift to a digital first go-to-market strategy, moving away from the traditional mode of paper advertisements, which we believe helped increase sales. No new stores were opened in 2024, however, we opened one new store in November of 2025, that contributed $2.3 million to net sales. E-commerce driven sales comprised more than 20% of total sales in fiscal year 2025 and increased by 6.6% compared to fiscal year 2024. Same store sales increased by 1.0% for fiscal year 2025 compared to fiscal year 2024, primarily as a result of the factors discussed above that impacted net sales. As of January 31, 2026, we had 146 stores included in our same store sales calculation.

Our Hunting and Shooting Sports and Fishing departments saw a net sales increase of $30.5 million and $12.6 million, respectively, during fiscal year 2025 compared to fiscal year 2024, primarily driven by increased unit sales due to our continued improvement on maintaining sufficient inventory in-stocks of core items. Additionally, this growth was driven by our strategy to ensure our merchandise is seasonally timed and regionally relevant to win the seasons in hunting and fishing and by our strategic decision to lean into personal protection, including less-lethal alternatives. Our Camping, Optics, Electronics, Accessories and Other, Footwear, and Apparel departments saw decreases in net sales of $14.1 million, $9.1 million, $6.5 million, and $2.0 million, respectively, for fiscal year 2025 compared to fiscal year 2024. We believe these decreases reflect the impact of broader macroeconomic conditions affecting the economy and US consumer, resulting in lower unit sales in these categories that are highly discretionary in nature. Within our Hunting and Shooting Sports department, sales from our ammunition and firearm categories increased by $8.9 million and $7.7 million, or 5.0% and 2.7%, respectively, for fiscal year 2025 compared to fiscal year 2024. The increase in these categories was primarily due to our change to every day low pricing in key product groups within the ammunition category, our bulk unit ammunition strategy, and improved in-stocks on core products. We continue to consistently outpace the adjusted NICS background check data, achieving firearm unit sales increases, suggesting market share gains within the firearm space.

Our Fishing and Hunting and Shooting Sports departments saw increased same store sales of 10.2% and 4.2%, respectively, during fiscal year 2025 as compared to fiscal year 2024. Our Camping, Optics, Electronics, Accessories and Other, Footwear, and Apparel departments saw decreased same store sales of 10.2%, 8.8%, 8.7% and 2.4%, respectively. Ammunition and firearm same store sales, included within our Hunting and Shooting Sports department, increased by 4.7% and 2.4%, respectively, for fiscal year 2025 compared to fiscal year 2024.

Gross Profit. Gross profit increased by $3.1 million, or 0.8%, to $373.5 million for fiscal year 2025 from $370.5 million for fiscal year 2024. As a percentage of net sales, gross profit remained flat at 30.9% for fiscal year 2025 compared to fiscal year 2024. While we experienced improved margin rates within most of our departments, these improvements were offset by a decrease in margins in our Hunting and Shooting Sports department and an unfavorable shift in mix to firearms and ammunition, which carry a lower margin profile. Gross profit was additionally impacted by the prior year correction of customer loyalty liability, which carried approximately a 0.2% impact to gross profit as a percentage of net sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4.3 million, or 1.1%, to $393.0 million for fiscal year 2025 from $388.7 million for fiscal year 2024. This increase was primarily due to increases in payroll and other non-recurring expenses, such as legal accrual and executive transition costs, of $2.3 million and $1.5 million, respectively, reflecting our reinvestment into customer facing and sales driving areas of the business. These increases were partially offset by a decrease of $1.4 million depreciation expense. As a percentage of net sales, selling, general, and administrative expenses remained flat at 32.5% of net sales for fiscal year 2025 as compared to fiscal year 2024.

Interest Expense. Interest expense increased by $1.4 million, or 11.4%, to $13.7 million in fiscal year 2025 from $12.3 million for fiscal year 2024. Interest expense increased primarily as a result of increased borrowings under our revolving credit and term loan facilities for fiscal year 2025 compared to fiscal year 2024.

Impairment. During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall Adjusted EBITDA losses and declines in projected cash flows. As a result, we performed an impairment assessment for these locations. As of January 31, 2026, we recognized impairment costs of $17.8 million related to ten underperforming store locations. We anticipate closing approximately five of our underperforming stores within the next year, but after the 2026 holiday season. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges. No impairment charges were recorded in fiscal year 2024.

Income Taxes. We recorded an income tax benefit of $1.1 million for fiscal year 2025 compared to income tax expense of $1.9 million for fiscal year 2024. Our effective tax rate was 2.1% during fiscal year 2025 compared to -6.2% in fiscal year 2024. The change in our effective tax rate was primarily driven by the non-cash valuation allowance related to our deferred tax assets.

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

Our Fishing department saw a net sales increase of $8.6 million during fiscal year 2024 compared to fiscal year 2023, primarily driven by our reset of fishing inventory. Our Hunting and Shooting Sports, Apparel, Footwear, Camping and Optics, Electronics, Accessories and Other departments saw decreases in net sales of $51.5 million, $23.6 million, $18.2 million, $4.1 million and $1.4 million, respectively, for fiscal year 2024 compared to fiscal year 2023. These decreases were primarily driven by the continued impact of consumer inflationary pressures and recessionary concerns on discretionary spending, resulting in a decline in store traffic and lower demand across most product categories and fiscal year 2023 containing 53 weeks of operations as compared to 52 weeks of operations in fiscal year 2024. Within our Hunting and Shooting Sports department, sales from our firearms and ammunition categories decreased by $14.5 million and $22.2 million, or 4.8% and 11.0%, respectively, for fiscal year 2024 compared to fiscal year 2023. These decreases were primarily driven by consumer inflationary pressures on discretionary spending and fiscal year 2023 containing 53 weeks of operations as compared to 52 weeks of operations for fiscal year 2024.

Our Fishing department saw increased same store sales of 6.2% during fiscal year 2024 as compared to fiscal year 2023. Our Apparel, Footwear, Hunting and Shooting Sports, Camping, and Optics, Electronics, Accessories and Other departments saw decreased same store sales of 21.3%, 19.7%, 7.8%, 3.4%, and 2.4%, respectively. Firearms and ammunition same store sales, included within our Hunting and Shooting Sports department, decreased by 7.3% and 12.6%, respectively, for fiscal year 2024 compared to fiscal year 2023. As fiscal year 2023 contained 53 weeks of operations, we have excluded net sales during the first week of fiscal year 2023 from our calculation of same store sales.

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

Seasonality

Net sales are typically higher in our third and fourth fiscal quarters than in our first and second fiscal quarters because of the openings of hunting seasons across the country and consumer holiday buying patterns. We also incur additional expenses in our third and fourth fiscal quarters due to higher sales volume and increased staffing in our stores. We anticipate our net sales will continue to reflect this seasonal pattern. On average, over the last three fiscal years, we have generated approximately 27.0% and 28.3% of our net sales in the third and fourth fiscal quarters, respectively, which includes the holiday selling season as well as the opening of the Fall hunting season. We anticipate our net sales will continue to reflect this seasonal pattern. However, Spring hunting, Father's Day and the availability of hunting and fishing throughout the year in many of our markets counterbalance this seasonality to a certain degree.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of January 31, 2026, we had cash and cash equivalents of $1.7 million and working capital, consisting of current assets less current liabilities, of $88.7 million. We also had $106.1 million available for borrowing under our senior secured revolving credit facility as of January 31, 2026, calculated based on borrowing base restrictions for the revolving credit facility.

Our primary cash requirements are for seasonal working capital needs, capital expenditures related to ongoing operational needs and new system investments. For both the short-term and the long-term, our primary sources of cash are borrowings under our senior secured revolving credit facility and operating cash flows. We believe that our cash on hand, cash generated by operating activities and funds available under our revolving credit facility will be sufficient to finance our operating activities and meet our cash requirements for at least the next twelve months and beyond. With no new stores planned for fiscal year 2026, we intend to prioritize the repayment of outstanding debt with any excess cash flow.

We are reviewing our store portfolio and estimate that approximately five underperforming stores may be closed. We do not plan to open new stores in fiscal year 2026 as we assess our new store expansion strategy and prioritize capital allocation for critical technology investments and debt repayment. With no new stores planned for fiscal year 2026, we intend to prioritize the repayment of outstanding debt with any excess cash flow. If we close underperforming stores, such closures could result in additional expenses. For example, while we have the right to terminate some of our leases under specified conditions by making specified payments, we may not be able to terminate a particular lease if or when we would like to do so. In other cases, if we decide to close a store, we may be required to continue paying rent and operating expenses for the balance of the lease term. The performance of any of these obligations may be costly.

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

Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center and equipment at our retail locations. Our leases often include options which allow us to extend the terms beyond the initial lease term. For fiscal year 2026, our expected operating and finance lease payments will be $76.0 million and our total committed operating and finance lease payments are $421.5 million as of January 31, 2026. Other operating lease obligations consist of distribution center equipment. See Note 5 to our Consolidated Financial Statements for further discussion on our leases.

Capital Expenditures. For fiscal year 2025, we incurred approximately $19.5 million in capital expenditures, net of tenant allowances, primarily related to strategic technological investments and general store maintenance. We expect capital expenditures net of tenant allowances to be between $20 million and $25 million for fiscal year 2026, primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of January 31, 2026, $57.9 million was outstanding under the revolving credit facility and $44.1 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility after January 31, 2026, our interest payments would be approximately $7.4 million for fiscal year 2026 based on the interest rate as of January 31, 2026. As of January 31, 2026, our weighted average interest rate on the amounts outstanding under our revolving credit facility and our term loan facility was 7.15%. See “—Indebtedness” below for additional information regarding our revolving credit facility and term loan facility, including the interest rate applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Fiscal Year Ended
	January 31,	February 1,
	2026	2025
	(in thousands)
Cash flows provided by operating activities	$31,326	$34,149
Cash flows used in investing activities	(22,431)	(14,480)
Cash (used in) provided by financing activities	(10,068)	(19,978)
Cash and cash equivalents at end of period	1,659	2,832

Net cash provided by operating activities was $31.3 million for fiscal year 2025, compared to net cash provided by operating activities of $34.1 million for fiscal year 2024, a change of approximately $2.8 million. The decrease in our cash flows provided by operating activities was primarily driven by timing of receipts of inventory.

Net cash used in investing activities was $22.4 million for fiscal year 2025 compared to $14.5 million for fiscal year 2024. For fiscal year 2025, we incurred capital expenditures in connection with opening a new store, strategic technological investments, and store fleet maintenance. Our cash flows used in investing activities in fiscal year 2024 primarily related to strategic technological investments, such as planogramming, merchandising and replenishment and store scheduling tools, and general store fleet maintenance.

Net cash used in financing activities was $10.1 million for fiscal year 2025 compared to net cash used in financing activities of $20.0 million for fiscal year 2024, a decrease of approximately $9.9 million. The cash used in financing activities was primarily driven by our reduction of borrowings under our revolving credit and term loan facilities.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $57.9 million outstanding as of January 31, 2026, and have an outstanding term loan with $44.1 million outstanding as of January 31, 2026. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association. Our term loan is governed by an ABL term loan credit agreement with PLC Agent, LLC, as administrative and collateral agent for various lenders affiliated with Pathlight Capital. Available borrowings under our revolving credit facility are subject to a borrowing base calculation. As of January 31, 2026, we had an aggregate amount of $106.1 million available for borrowing under our revolving credit facility, calculated based upon certain borrowing base restrictions, and $3.0 million in stand-by commercial letters of credit.

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

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than the greater of $30.0 million and 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of January 31, 2026, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

During the fourth quarter of fiscal year 2025, we identified an understated liability that resulted in overstated revenue related to the accounting for certain customer loyalty program benefits. Management evaluated the understated liability and overstated revenue in accordance with the guidance in SEC Staff Accounting Bulletin No. 99 and SEC Staff Accounting Bulletin No. 108 and concluded that the understated amount was not material to any previously issued financial statements. Management further concluded that the correction of the understated liability was not material to our consolidated financial statements for fiscal year 2025. We recorded the full correction during the current fiscal year. The total $4.4 million out-of-period adjustment represents a reduction to revenue, of which approximately $2.8 million relates to prior years.

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

Inventory Valuation

Inventory is measured at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. We estimate a provision for inventory shrinkage based on our historical inventory accuracy rates as determined by periodic cycle counts. The allowance for damaged goods from returns is based upon our historical experience. We also adjust inventory for obsolete or slow-moving inventory based on inventory productivity reports and by specific identification of obsolete or slow-moving inventory. Had our estimated inventory reserves been lower or higher by 10% as of January 31, 2026, our cost of sales would have been correspondingly lower or higher by approximately $0.5 million.

Impairment of Long-Lived Assets

We review our long-lived assets for impairment on a quarterly basis, when events or circumstances indicate that the carrying value of the assets may not be recoverable. Events or circumstances primarily include an assessment of historical cash flows and also include other circumstances including changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, and projections for future performance. Historical store-level cash flow less than our internal threshold is considered an indicator of impairment. In such situations, we determine the recoverability of the asset value by performing an analysis at the lowest level for which independent cash flows can be identified, which is typically the store level. We use an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. An impairment loss is recognized when the carrying amount exceeds the undiscounted net cash flows, and is measured by the difference between the fair value and carrying value of the asset group.

During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall Adjusted EBITDA losses and declines in projected cash flows. As a result, we performed an impairment assessment for these locations. If the carrying amount of a store exceeded its estimated future undiscounted cash flows, an impairment loss was recognized based on the fair value of the asset. We estimated fair value using a combination of available market data, discounted future cash flows, and replacement cost models.

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, we consider historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including general economic and regulatory conditions, the continued efforts of competitors to gain market share, and consumer spending patterns.

Management continues to monitor these and other store locations for changes in operating performance, market conditions, and other indicators of potential impairment. As of January 31, 2026, we recognized impairment losses of $17.8 million related to ten underperforming store locations. We anticipate closing approximately five of our underperforming stores in the second half of 2026. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges.

Leases

We have leases for our retail stores facilities, distribution center, and corporate office. In accordance with ASC 842, which we adopted on February 3, 2019, we determine if an arrangement is a lease at inception. Lease liabilities are calculated using the present value of future payments and recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As our leases generally do not provide an implicit rate, we used an estimated incremental borrowing rate (“IBR”) to determine the present value of lease payments. The IBR is determined by using our credit rating to develop a yield curve that approximates our market risk profile.

Off Balance Sheet Arrangements

We are not party to any off balance sheet arrangements.

Recent Accounting Pronouncements

For a description of recent accounting pronouncements, see Note 2 to our Consolidated Financial Statements included elsewhere in this 10-K.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net (loss) income plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, executive transition costs, cancelled contract expenses, expenses related to our cost reduction plan, legal expenses and impairment costs. Net loss is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

Adjusted EBITDA is not defined under GAAP and is not a measure of operating income, operating performance or liquidity presented in accordance with GAAP. Adjusted EBITDA has limitations as an analytical tool, and when assessing our operating performance, you should not consider Adjusted EBITDA in isolation or as a substitute for net income or other consolidated statement of operations data prepared in accordance with GAAP. Some of these limitations include, but are not limited to:

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

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024

Net (loss) income	$(50,061)	$(33,059)	$(28,997)
Interest expense	13,711	12,278	12,869
Income tax expense (benefit) (1)	(1,085)	1,930	(9,209)
Depreciation and amortization	39,100	40,498	39,009
Stock-based compensation expense (2)	3,061	4,229	4,237
Executive transition costs (3)	1,385	1,081	4,763
Cancelled contract (4)	-	911	-
Cost reduction plan (5)	-	-	1,216
Legal expense (6)	3,508	1,750	687
Impairment costs (7)	17,841	-	-
Adjusted EBITDA	$27,460	$29,618	$24,575

Net sales	1,209,182	1,197,633	1,287,987
Net (loss) income margin (8)	(4.1)%	(2.9)%	(2.2)%
Adjusted EBITDA margin (8)	2.3%	2.5%	1.9%

(1)
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
(3)
Expenses incurred relating to the departure of officers and the recruitment of key members of our senior management team.
(4)
Represents fees and expenses related to a settlement in the cancellation of a contract related to our information technology systems.
(5)
Severance expenses paid as part of our cost reduction plan implemented during fiscal year 2023.
(6)
Represents costs related to legal settlements and related fees and expenses.
(7)
Represents impairment costs primarily related to leasehold improvements, operating lease assets, and other fixed assets.
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

Opinion on the financial statements

We have audited the accompanying consolidated balance sheets of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026 and February 1, 2025, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended January 31, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2026 and February 1, 2025, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2026, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 31, 2026 expressed an unqualified opinion.

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

Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Impairment of long-lived assets

As further described in Note 2 to the financial statements, during the year ended January 31, 2026, the Company recorded impairment charges of $17.8 million related to certain long-lived assets. The Company evaluates its long-lived assets for impairment whenever events or circumstances indicate that the carrying value of an asset may not be recoverable. Management evaluates long-lived assets for impairment at the individual store level, which is the lowest level at which independent identifiable cash flows are available. The Company estimates the future undiscounted cash flows of the asset group and compares those estimates to the carrying value of the asset group to determine whether the assets are recoverable. If assets are determined to be impaired, the Company measures the impairment loss as the difference between the fair value and carrying value of the asset group. We identified the evaluation of certain long-lived assets for impairment as a critical audit matter.

The principal consideration for our determination that the evaluation of certain long-lived assets for impairment is a critical audit matter is the significant management judgment required to estimate projected store revenues. Due to the inherent subjectivity and estimation uncertainty of this assumption, auditing this estimate required significant auditor judgment.

Our audit procedures related to the evaluation of certain long-lived assets for impairment included the following, among others.

•
We evaluated the reasonableness of forecasted store revenue trends by comparing them to historical trends and assessing the sensitivity of the forecasts to changes in expected growth rates.
•
We obtained an understanding of management’s business initiatives and considered whether those initiatives supported the forecasted store revenues assumptions.
•
We compared forecasted store revenues to available subsequent 2026 results to assess whether actual performance was consistent with forecasted trends.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2020.

Salt Lake City, Utah

March 31, 2026

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

Amounts in Thousands

	January 31,	February 1,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$1,659	$2,832
Accounts receivable, net	4,390	2,410
Merchandise inventories	312,858	341,958
Prepaid expenses and other	18,834	18,802
Total current assets	337,741	366,002
Operating lease right of use asset	288,590	316,499
Finance lease right of use asset	1,215	-
Property and equipment, net	133,329	167,838
Goodwill	1,496	1,496
Definite lived intangibles, net	211	267
Total assets	$762,582	$852,102

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$44,933	$64,041
Accrued expenses	102,450	95,946
Income taxes payable	64	194
Operating lease liability, current	53,763	49,128
Finance lease liability, current	295	-
Revolving line of credit	47,524	74,654
Total current liabilities	249,029	283,963
Long-term liabilities:
Deferred income taxes	-	946
Term loan, net	44,165	24,067
Operating lease liability, noncurrent	279,933	307,422
Finance lease liability, noncurrent	895	-
Total long-term liabilities	324,993	332,435
Total liabilities	574,022	616,398

Stockholders' equity:
Common stock, $.01 par value; 100,000 shares authorized; 38,103 and 37,529 shares issued and outstanding, respectively	386	380
Additional paid-in capital	88,911	86,000
Retained earnings	99,263	149,324
Total stockholders' equity	188,560	235,704
Total liabilities and stockholders' equity	$762,582	$852,102

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net sales	$1,209,182	$1,197,633	$1,287,987
Cost of goods sold	835,660	827,167	904,574
Gross profit	373,522	370,466	383,413

Selling, general and administrative expenses	393,041	388,705	408,750
Impairment expense	17,841	-	-
(Loss) income from operations	(37,360)	(18,239)	(25,337)
Other (income) expense:
Other losses	75	612	-
Interest expense	13,711	12,278	12,869
(Loss) income before income taxes	(51,146)	(31,129)	(38,206)
Income tax (benefit) expense	(1,085)	1,930	(9,209)
Net (loss) income	$(50,061)	$(33,059)	$(28,997)
(Loss) income per share:
Basic	$(1.30)	$(0.87)	$(0.77)
Diluted	$(1.30)	$(0.87)	$(0.77)
Weighted average shares outstanding:
Basic	38,386	37,808	37,489
Diluted	38,386	37,808	37,489

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

	Common Stock		Restricted nonvoting common stock		Treasury Stock		Additional paid-in- capital	Accumulated (deficit) earnings	Total stockholders' equity
	Shares	Amount	Shares	Amount	Shares	Amount	Amount	Amount	Amount
Balance at January 28, 2023	37,541	$375	-	-	-	-	$79,743	$212,995	$293,113
Repurchase of treasury stock	-	-	-	-	529	(2,748)	-	-	(2,748)
Retirement of treasury stock	(529)	(5)	-	-	(529)	2,748	(1,128)	(1,615)	-
Vesting of restricted stock units	375	4	-	-	-	-	(4)	-	-
Payment of withholdings on restricted stock units	-	-	-	-	-	-	(1,845)	-	(1,845)
Issuance of common stock for cash per employee stock purchase plan	142	1	-	-	-	-	795	-	796
Stock based compensation	-	-	-	-	-	-	4,237	-	4,237
Net income	-	-	-	-	-	-	-	(28,997)	(28,997)
Balance at February 3, 2024	37,529	$375	-	-	-	-	$81,798	$182,383	$264,556
Vesting of restricted stock units	468	5	-	-	-	-	(5)	-	-
Payment of withholdings on restricted stock units	(113)	(1)	-	-	-	-	(325)	-	(326)
Issuance of common stock for cash per employee stock purchase plan	157	1	-	-	-	-	303	-	304
Stock based compensation	-	-	-	-	-	-	4,229	-	4,229
Net (loss)	-	-	-	-	-	-	-	(33,059)	(33,059)
Balance at February 1, 2025	38,041	$380	-	-	-	-	$86,000	$149,324	$235,704
Vesting of restricted stock units	689	7	-	-	-	-	(7)	-	-
Payment of withholdings on restricted stock units	(222)	(2)	-	-	-	-	(351)	-	(353)
Issuance of common stock for cash per employee stock purchase plan	133	1	-	-	-	-	208	-	209
Stock based compensation	-	-	-	-	-	-	3,061	-	3,061
Net (loss)	-	-	-	-	-	-	-	(50,061)	(50,061)
Balance at January 31, 2026	38,641	$386	-	-	-	-	$88,911	$99,263	$188,560

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Cash flows from operating activities:
Net (loss) income	$(50,061)	$(33,059)	$(28,997)
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation of property and equipment	39,044	40,438	38,947
Amortization of discount on debt and deferred financing fees	677	353	154
Amortization of definite lived intangible	56	60	62
Impairment	17,841	-	-
Loss on asset dispositions	63	612	-
Deferred income taxes	(946)	1,451	(10,049)
Stock-based compensation	3,061	4,229	4,237
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	(1,981)	(290)	(67)
Lease assets and liabilities	2,330	(6,265)	8,965
Merchandise inventories	29,100	12,752	44,418
Prepaid expenses and other	3,083	1,124	2,093
Accounts payable	(19,644)	7,996	1,786
Accrued expenses	8,833	4,680	(8,477)
Income taxes payable and receivable	(130)	68	(806)
Net cash provided by operating activities	31,326	34,149	52,266
Cash flows from investing activities:
Purchase of property and equipment	(22,442)	(14,556)	(79,895)
Proceeds from sale of property and equipment	11	76	-
Net cash used in investing activities	(22,431)	(14,480)	(79,895)
Cash flows from financing activities:
Net borrowings on line of credit	(27,130)	(51,389)	38,540
Borrowings on term loan	20,000	25,000	-
Increase (decrease) in book overdraft, net	(2,297)	7,568	(6,362)
Proceeds from issuance of common stock per employee stock purchase plan	209	304	796
Payment of withholdings on restricted stock units	(353)	(326)	(1,845)
Principal on capital leases	(69)	-	-
Payments to acquire treasury stock	-	-	(2,748)
Payment of deferred financing costs and discount on term loan	(428)	(1,135)	-
Net cash (used in) provided by financing activities	(10,068)	(19,978)	28,381
Net change in cash and cash equivalents	(1,173)	(309)	752
Cash and cash equivalents at beginning of period	2,832	3,141	2,389
Cash and cash equivalents at end of period	$1,659	$2,832	$3,141

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$12,279	$11,456	$12,092
Income taxes, net of refunds	$(9)	$411	$1,646

Supplemental schedule of noncash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$603	$257	$334

See accompanying notes to the consolidated financial statements

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Dollars in Thousands, except per share amounts

(1) Nature of Business

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”) and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of January 31, 2026, the Company operated 147 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

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

Fiscal Year

The Company operates using a 52/53-week fiscal year ending on the Saturday closest to January 31. Fiscal year 2025 ended January 31, 2026 and contained 52 weeks of operations. Fiscal year 2024 ended February 1, 2025 and contained 52 weeks of operations. Fiscal year 2023 ended February 3, 2024 and contained 53 weeks of operations.

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

Segment Reporting

The Company operates solely as a sporting goods retailer whose Chief Operating Decision Maker (“CODM”) is the Chief Executive Officer. The CODM reviews financial information presented on a consolidated basis, for purposes of managing operations, allocating resources and evaluating financial performance. The Company’s stores typically have similar square footage and offer essentially the same general product mix. The Company’s core customer demographic remains similar chainwide, as does the Company’s process for the procurement and marketing of its product mix. The Company distributes its product mix chainwide from a single distribution center. Furthermore, the Company also operates an e-commerce platform at www.sportsmans.com. Given that the stores and e-commerce platform have the same economic characteristics, the Company's stores and website are aggregated into one operating and reportable segment. The Company derives its revenues primarily from the sale of sporting goods. Its stores are organized into six departments: Hunting and Shooting Sports, Camping, Fishing, Apparel, Footwear, and Optics, Electronics, Accessories and Other. As the CODM reviews financials on a consolidated basis, the Company operates as one reportable segment as defined by ASC 280, Segment Reporting. See Note 6 to our Consolidated Financial Statements for further discussion on business segments.

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

In accordance with the terms of a financing agreement (Note 8), the Company maintains depository accounts with two banks in a lock-box or similar arrangement. Deposits into these accounts, including amounts held by payment processors, are used to reduce the outstanding balance on the line of credit as soon as the respective bank allows the funds to be transferred to the financing company. At January 31, 2026 and February 1, 2025, the combined balance in these accounts was $10,412 and $13,654, respectively. Accordingly, for fiscal year 2025 and fiscal year 2024 these amounts have been classified as a reduction in the line of credit as if the transfers had occurred on January 31, 2026 and February 1, 2025, respectively.

Accounts Receivable

The Company offers credit terms on the sale of products to certain government and corporate retail customers and requires no collateral from these customers. The Company performs ongoing credit evaluations of its customers’ financial condition and maintains an allowance for credit losses based upon historical experience and a specific review of accounts receivable at the end of each period. Actual bad debts may differ from these estimates and the difference could be significant. At January 31, 2026, February 1, 2025, and February 3, 2024, the Company had no allowance for credit losses.

Merchandise Inventories

The Company measures its inventory at the lower of cost or net realizable value. Cost is determined using the weighted average cost method. The Company estimates a provision for inventory shrinkage based on its historical inventory accuracy rates as determined by periodic cycle counts. The Company also adjusts inventory for obsolete, slow moving, or damaged inventory based on inventory activity thresholds and by specific identification of certain slow moving or obsolete inventory. The inventory write downs for shrinkage, damage, or obsolescence totaled $7,684 and $9,105 at January 31, 2026 and February 1, 2025, respectively.

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

Impairment of Long-Lived Assets

The Company reviews its long-lived assets for impairment on a quarterly basis, when events or circumstances indicate that the carrying value of the assets may not be recoverable. Events or circumstances primarily include an assessment of historical cash flows and also include other circumstances including changes in the economic environment, changes in the manner in which assets are used, unfavorable changes in legal factors or business climate, and projections for future performance. Historical store-level cash flow less than the Company's internal threshold is considered an indicator of impairment. In such situations, the Company determines the recoverability of the asset value by performing an analysis at the lowest level for which independent cash flows can be identified, which is typically the store level. The Company uses an estimate of the future undiscounted net cash flows of the related asset or group of assets over their remaining useful lives in measuring whether the assets are recoverable. An impairment loss is recognized when the carrying amount exceeds the undiscounted net cash flows, and is measured by the difference between the fair value and carrying value of the asset group.

During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall adjusted EBITDA losses and declines in projected cash flows. As a result, the Company performed an impairment assessment for these locations. If the carrying amount of a store exceeded its estimated future undiscounted cash flows, an impairment loss was recognized based on the fair value of the asset. The Company estimated fair value using a combination of available market data, discounted future cash flows, and replacement cost models.

The long-lived asset impairment loss calculation contains uncertainty since management must use judgment to estimate each asset group’s future sales, profitability and cash flows. When preparing these estimates, the Company considers historical results and current operating trends and consolidated sales, profitability and cash flow results and forecasts. These estimates can be affected by a number of factors including general economic and regulatory conditions, the continued efforts of competitors to gain market share, and consumer spending patterns.

Management continues to monitor these and other store locations for changes in operating performance, market conditions, and other indicators of potential impairment. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges. As of January 31, 2026, the Company recognized impairment losses of $17.8 million related to ten underperforming store locations and is estimating approximately five store closures within the next year.

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

If it is determined that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, the impairment analysis is performed, which incorporates a fair-value based approach. The Company determines the fair value of its reporting units based on discounted cash flows and market approach analyses as considered necessary. The Company considers factors such as the economy, reduced expectations for future cash flows coupled with a decline in the market price of its stock and market capitalization for a sustained period as indicators for potential goodwill impairment. If the reporting unit’s carrying amount exceeds its fair value, the Company will record an impairment charge based on that difference. The impairment charge will be limited to the amount of goodwill allocated to that reporting unit. No impairment charge to goodwill was recorded during the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024.

Prepaid Expenses and Other

Prepaid expenses and other primarily consists of prepaid expenses, vendor rebates receivable, vendor advertising receivables, right of return assets, and miscellaneous deposits.

Leases

In accordance with ASC 842, the Company determines if an arrangement is a lease at inception. The Company has leases for the Company’s retail stores, distribution center, and corporate office and certain equipment. Leases are included in lease ROU assets and lease liabilities, current and noncurrent, on the consolidated balance sheet. Lease liabilities are initially recorded at the present value of the lease payments by discounting the lease payments by the

Company's incremental borrowing rate (“IBR”) and then recording accretion over the lease term using the effective interest method. Lease classification results in a straight-line expense recognition pattern over the lease term and recognized lease expense as a single expense component, which results in amortization of the ROU asset that equals the difference between lease expense and interest expense. Lease expense is included in selling, general and administrative expense, based on the use of the leased asset, on the consolidated statement of operations. Leases with an initial term of 12 months or less are not recorded on the balance sheet and are not material; the Company recognizes lease expense for these leases on a straight-line basis over the remaining lease term.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the reasonably certain lease term. As the Company’s leases generally do not provide an implicit rental rate, the Company uses an IBR to determine the present value of future rental payments. The IBR is determined by using the Company’s credit rating to develop a yield curve that approximates the Company’s market risk profile. The lease ROU asset also includes any prepaid lease payments made by the tenant and is reduced by lease incentives such as tenant improvement allowances. The lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. The Company's leases typically contain rent escalations over the lease terms. Lease expense is recognized on a straight-line basis over the lease term.

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

Correction of an immaterial understated liability

During the fourth quarter of fiscal year 2025, the Company identified an understated liability and overstated revenues in the amount of $4.4 million related to the accounting for certain customer loyalty program benefits. Of this amount, approximately $2.8 million related to revenues reported in prior years. Management evaluated the understated liability and overstatement of revenues and concluded that the adjustment was not material to any previously issued financial statements. Management further concluded that the correction of the understated liability and overstated revenues was not material to the Company’s consolidated financial statements for the current fiscal year.

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

Contract Balances

The following table provides information about right of return assets, contract liabilities, sales return liabilities, and accounts receivable with customers as of January 31, 2026, February 1, 2025 and February 3, 2024:

	January 31, 2026	February 1, 2025	February 3, 2024
Right of return assets, which are included in prepaid expenses and other	$1,567	$1,732	$1,659
Estimated gift card contract liability, net of breakage	(32,278)	(30,872)	(30,541)
Estimated loyalty contract liability, net of breakage	(5,276)	(2,606)	(4,340)
Sales return liabilities, which are included in accrued expenses	(2,339)	(2,585)	(2,476)

For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company recognized $1,427, $1,517, and $1,655, in gift card breakage, respectively. For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company recognized $2,111, $4,598, and $3,125, in loyalty reward breakage, respectively. The impact of these adjustments on the statement of cash flow for the year ended January 31, 2026 were recorded in cash provided by operating activities. For the fiscal years ended January 31, 2026, February 1, 2025 and February 3, 2024 the Company recognized $16,649, $17,986, and $19,647, respectively, of revenue related to the beginning contract liability from the previous year.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, was approximately:

		Fiscal year Ended
		January 31,	February 1,	February 3,
Department	Product Offerings	2026	2025	2024
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	10.4%	11.7%	11.2%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	7.3%	7.5%	8.8%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	11.2%	10.3%	8.9%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.7%	6.3%	7.2%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	59.4%	57.4%	57.4%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	6.0%	6.8%	6.5%
Total		100.0%	100.0%	100.0%

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

The Company has established reserve amounts based upon claims history and estimates of claims that have been incurred but not reported (“IBNR”) for this plan. As of January 31, 2026, and February 1, 2025, the Company estimated the IBNR for this plan to be $2,004 and $1,613, respectively. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

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

The Company has established reserve amounts based upon claims history and estimates of IBNR for this plan. As of January 31, 2026, and February 1, 2025, the Company estimated the IBNR for this plan to be $1,978 and $1,595, respectively, related to the workers compensation plan. Actual claims may differ from the estimate and such difference could be significant. These reserves are included in accrued expenses in the accompanying consolidated balance sheets.

Advertising

Costs for newspaper, television, radio, and other advertising are expensed in the period in which the advertising occurs. The Company participates in various advertising and marketing cooperative programs with its vendors, who, under these programs, reimburse the Company for certain costs incurred. Payments received under these cooperative programs are recorded as a decrease to expense in the period that the advertising occurred. For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, net advertising expenses totaled $17,678, $17,430, and $20,883, respectively. These amounts are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 36-month period ended January 31, 2026, which was not outweighed by available positive evidence and which limited the Company’s projections of future growth. Accordingly, as of January 31, 2026, a valuation allowance was provided against the net amount of deferred tax assets.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the relevant tax authorities, based on the technical merits of the position. Interest and potential penalties are accrued related to unrecognized tax benefits in the provision for income taxes.

Fair Value of Financial Instruments

As of January 31, 2026, and February 1, 2025, the carrying amounts of financial instruments except for long-term debt approximate fair value because of the general short-term nature of these instruments. The carrying amounts of long-term variable rate debt approximate fair value as the terms are consistent with market terms for similar debt instruments.

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

Comprehensive Income

The Company has no components of income that would require classification as other comprehensive income for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024.

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

Recently Issued Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board “FASB” issued Accounting Standards Update “ASU” No. 2023-09, Income Taxes (Topic 740)—Improvements to Income Tax Disclosures, which include improvements to income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. This ASU also includes certain other amendments to better align disclosures with Regulation S-X and to remove disclosures no longer considered cost beneficial or relevant. This ASU is effective for public entities for annual periods beginning after December 15, 2024, with earlier or retrospective application permitted. The amendments in this ASU should be applied prospectively for annual financial statements not yet issued or made available for issuance. The Company adopted this ASU for its annual report for the fiscal period ending January 31, 2026.

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

(3) Property and Equipment

Property and equipment consisted of the following as of January 31, 2026 and February 1, 2025:

	January 31,	February 1,
	2026	2025
Furniture, fixtures, and equipment	$185,597	$175,178
Leasehold improvements	226,651	232,168
Construction in progress	710	1,126
Total property and equipment, gross	412,958	408,472
Less accumulated depreciation and amortization	(279,629)	(240,634)
Total property and equipment, net	$133,329	$167,838

Depreciation expense was $39,044, $40,438, and $38,947, for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

(4) Definite Lived Intangible Assets

Definite lived intangible assets consisted of the following as of January 31, 2026 and February 1, 2025:

	January 31, 2026
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	439	(261)	178
Intellectual Property	8 years	100	(67)	33
Total		$539	(328)	211

	February 1, 2025
	Amortization Period	Gross carrying amount	Accumulated amortization	Net carrying amount
Amortizing intangible assets:
Domain Name	10 years	450	(229)	221
Intellectual Property	8 years	100	(54)	46
Total		$550	(283)	267

Amortization expense for definite lived intangible asset was $56, $60, and $62, for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

(5) Leases

At the inception of the lease, the Company’s leases have remaining certain lease terms of up to 12 years, which typically includes multiple options for the Company to extend the lease which are not reasonably certain.

During the fiscal year ended January 31, 2026, the Company recorded a non-cash decrease of $2,949 to operating right-of-use (“ROU”) assets and operating lease liabilities as a result of lease remeasurements related to the exercise of lease extension options, acquired leases, and newly commenced leases. Additionally, the Company recorded a non-cash increase of $1,268 to finance ROU assets and finance lease liabilities in connection with newly commenced leases.

During the period ended August 2, 2025, the Company changed the presentation of certain lease-related items within the Operating Activities section of the Statement of Cash Flows. Previously, changes in noncash lease expense and changes in operating lease liabilities were presented as separate line items. Beginning with the period ended August 2, 2025, these amounts are combined and presented as a single line item titled “Lease assets and liabilities.”

The change was made to streamline the presentation and provide a more concise view of lease-related operating cash flow activity. Prior period amounts have been reclassified to conform to the current period presentation. This change had no impact on total net cash provided by operating activities.

During the fiscal year ended January 31, 2026, the Company entered into finance lease arrangements for cash management equipment, including money counting machines and store safes, utilized in retail store operations. These arrangements generally have initial lease terms of four years. The leased equipment is recognized as finance lease right-of-use assets with corresponding finance lease liabilities on the consolidated balance sheets. Lease expense is recognized through depreciation of the right-of-use assets and interest on the related lease liabilities over the lease term.

The Company has certain retail locations at which the leases provide for variable payments for common area maintenance, property taxes, insurance and rental payments based on future sales volumes at the leased location, which are not measurable at the inception of the lease. The Company recognizes variable lease expense for these leases in the period incurred.

The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

In accordance with ASC 842, total lease expense was comprised of the following:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Operating lease expense	$69,003	$68,543	$66,213
Finance lease expense	59	-	-
Variable lease expense	24,693	24,420	22,632
Short-term lease expense	410	423	1,194
Total lease expense	$94,165	$93,386	$90,039

In accordance with ASC 842, other information related to leases was as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Operating cash flows from operating leases	$(74,037)	$(74,559)	$(69,972)
Operating cash flows from finance leases	(87)	-	-
Cash paid for lease liabilities - operating and finance leases	$(74,124)	$(74,559)	$(69,972)

	As of January 31,	As of February 1,	As of February 3,
	2026	2025	2024
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$(2,949)	$15,511	$58,000
Right-of-use assets obtained in exchange for new or remeasured finance lease liabilities	$1,268	$-	$-
Weighted average remaining lease term (in years)
Operating leases	5.33	5.83	5.85
Finance Leases	3.80	-	-
Weighted average discount rate
Operating leases	7.3%	7.6%	7.7%
Finance Leases	5.2%	-	-

In accordance with ASC 842, maturities of operating and finance lease liabilities as of January 31, 2026 were as follows:

	Operating	Finance
Fiscal Year Ending:	Leases	Leases
2026	$75,668	$348
2027	69,277	348
2028	63,693	348
2029	54,516	262
2030	48,768	-
Thereafter	108,267	-
Undiscounted cash flows	$420,189	$1,306
Reconciliation of lease liabilities:
Present values	$333,696	$1,190
Lease liabilities - current	53,763	295
Lease liabilities - noncurrent	279,933	895
Lease liabilities - total	$333,696	$1,190
Difference between undiscounted and discounted cash flows	$86,493	$116

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

The Company's single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net sales	$1,209,182	$1,197,633	$1,287,987
Cost of goods sold	835,660	827,167	904,574
Gross profit	373,522	370,466	383,413

Selling, general and administrative expenses
Payroll	167,544	165,262	179,305
Rent	94,165	93,386	90,039
Depreciation and amortization	39,100	40,498	39,009
Nonrecurring operating expenses (1)	4,894	3,361	6,665
Pre-opening (2)	686	24	5,781
Other operating (3)	86,652	86,174	87,951
Total selling, general and administrative expenses	393,041	388,705	408,750
Impairment (4)	17,841	-	-
(Loss) income from operations	(37,360)	(18,239)	(25,337)
Other (income) expense:
Other losses	75	612	-
Interest expense	13,711	12,278	12,869
(Loss) income before income taxes	(51,146)	(31,129)	(38,206)
Income tax (benefit) expense	(1,085)	1,930	(9,209)
Consolidated net (loss) income	$(50,061)	$(33,059)	$(28,997)
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
(4)
Represents impairment costs primarily related to leasehold improvements, operating lease assets, and other fixed assets.

(7) Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities consist of the following at January 31, 2026 and February 1, 2025:

	January 31, 2026	February 1, 2025
Book overdraft	$19,632	$21,929
Unearned revenue	42,080	36,600
Accrued payroll and related expenses	12,757	11,397
Sales and use tax payable	4,589	5,624
Other	23,392	20,396
Total accrued expenses	$102,450	$95,946

(8) Long Term Debt

Long-term debt consisted of the following as of January 31, 2026 and February 1, 2025:

	January 31,	February 1,
	2026	2025
Term loan	$45,000	$25,000
Less discount	(835)	(933)
	44,165	24,067
Less current portion, net of discount	-	-
Long-term portion	$44,165	$24,067

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC, as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (as amended, the “Term Loan”) that governs the Company’s term loan (the “Term Loan”). The Term Loan provides for a senior secured term loan credit facility in an aggregate principal amount of $45,000, consisting of $25,000 in an initial ABL term loan and $20,000 in a delayed draw ABL term loan that were made by the ABL Lenders on July 30, 2024 and July 30, 2025, respectively. The $45,000 in proceeds from the initial ABL term loans were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the Term Loan of approximately $427 and $1,136 during fiscal years 2025 and 2024, respectively. These costs offset the recorded carrying amount of the Term Loan on the consolidated balance sheet and are amortized to interest expense over the life of the Term Loan. As of January 31, 2026 and February 1, 2025, the Company had $45,000 and $25,000, respectively, in outstanding loans under the Term Loan. As of January 31, 2026, the Company did not have any remaining amount available for borrowing under the Term Loan.

The availability of loans under the Term Loan was subject to a borrowing base calculation based on eligible credit card receivables, eligible inventory, the revolving borrowing base determined under the Revolving Line of Credit, and reserves. The Term Loan has a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loan bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (SOFR), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the amounts outstanding under the Term Loan as of January 31, 2026 was 9.79%.

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

As of January 31, 2026 and February 1, 2025, the Company had $835 and $933 respectively, in outstanding deferred financing fees and discounts related to the Term Loan. During the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company recognized $524, $203, and $0, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts.

The scheduled minimum payments on outstanding long-term debt were as follows as of January 31, 2026:

Fiscal Year Ending:	Minimum Payments
2026	$-
2027	45,000
Total	$45,000

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

As of January 31, 2026, and February 1, 2025, the Company had $57,936 and $88,260, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $10,412 and $13,654 as of January 31, 2026 and February 1, 2025, respectively. As of January 31, 2026, the Company had $106,101 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions, and stand-by commercial letters of credit of $2,982 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the Revolving Line of Credit as of January 31, 2026 and February 1, 2025 was 5.09% and 5.74%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit Agreement also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of January 31, 2026, the Company held approximately $317,507 in collateralized eligible inventory and credit card receivables related to the Term Loan and Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of January 31, 2026 and February 1, 2025, the Company had $201 and $352, respectively, in outstanding deferred financing fees. During fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the Company recognized $151, $151, and $154, respectively, of non-cash interest expense in relation to the amortization of deferred financing fees.

During the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, gross borrowings under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,327,682, $1,288,037, and $1,458,076, respectively. During the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, gross paydowns under the Revolving Line of Credit and the Company's prior revolving line of credit were $1,367,305, $1,345,672, and $1,432,841, respectively.

Restricted Net Assets

The provisions of the Term Loan and the Revolving Line of Credit restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s consolidated balance sheet as of January 31, 2026, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

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

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Fiscal Year Ended
	January 31,	February 1,	February 3,
	2026	2025	2024
Net (loss) income	$(50,061)	$(33,059)	$(28,997)
Weighted-average shares of common stock outstanding:
Basic	38,386	37,808	37,489
Dilutive effect of common stock equivalents	-	-	-
Diluted	38,386	37,808	37,489
Basic (loss) earnings per share	$(1.30)	$(0.87)	$(0.77)
Diluted (loss) earnings per share	$(1.30)	$(0.87)	$(0.77)
Restricted stock units considered anti-dilutive and excluded in the calculation	497	603	354

(12) Stock-Based Compensation

Stock-Based Compensation

The Company recognized total stock-based compensation expense, including expense relating to the employee stock purchase plan, of $3,061, $4,229, and $4,237, during fiscal years 2025, 2024, and 2023, respectively. Compensation expense related to the Company's stock-based payment awards is recognized in selling, general, and administrative expenses in the consolidated statements of operations. As of January 31, 2026, and February 1, 2025, the Company had $3,430 and $4,744, respectively, remaining in unrecognized compensation costs. The weighted average period over which these costs are expected to be recognized is 1.41 years. The Company recognizes forfeitures as they occur.

Employee Stock Plans

As of January 31, 2026, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,868. As of January 31, 2026, there were 1,818 unvested stock awards outstanding under the 2019 Plan.

Upon effectiveness of the Amended 2019 Plan on May 30, 2024, the date of the Company's 2024 Annual Meeting, the Company's authority to grant new awards under the Inducement Plan terminated, and a total of 545,293 shares of Common Stock that had been available for new award grants under the Inducement Plan immediately prior to the 2024 Annual Meeting became available for award grants under the Amended 2019 Plan. As provided in the Amended 2019 Plan, any shares of the Company's common stock subject to awards (other than stock options and stock appreciation rights) granted under the Inducement Plan that were outstanding and unvested immediately prior to the 2024 Annual Meeting that were forfeited, terminated, cancelled or otherwise reacquired by the Company without having become vested plus any shares that were withheld or reacquired by the Company to satisfy the tax withholding obligations related to any awards (other than stock options and stock appreciation rights) granted under the Inducement Plan that were outstanding immediately prior to the 2024 Annual Meeting became available for award grant purposes under the Amended 2019 Plan.

Nonvested Performance-Based Stock Awards

During fiscal year 2025, the Company issued 125 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $2.84 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving a fiscal year 2025 performance target for earnings before interest, taxes, depreciation and amortization expenses. If a minimum threshold performance target is not achieved, no shares will vest. The maximum number of shares subject to the award is 125. Following the end of the performance period for fiscal year 2025, the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee's continued employment over the remaining service period. The fiscal year 2025 performance targets were not met and 42 shares were forfeited as of January 31, 2026.

During fiscal year 2024, the Company issued 874 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $3.09 per share. The nonvested performance-based stock awards issued to employees vest in full on the third anniversary of the grant date. The number of shares issued is contingent on management achieving fiscal year 2024 performance targets for percentage of total return on invested capital and total operating income percentage. If minimum threshold performance targets are not achieved, no shares will vest. The maximum number of shares subject to the award is 874. Following the end of the performance period for fiscal year 2024, the number of shares eligible to vest, based on actual performance, will be fixed and vesting will then be subject to each employee's continued employment over the remaining service period. The fiscal year 2024 performance targets were not met and all shares were forfeited as of February 1, 2025.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	125	2.84
Forfeitures	(54)	3.75
Vested	-	-
Balance at January 31, 2026	83	$2.84

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	30	$9.03
Grants	874	3.09
Forfeitures	(892)	3.22
Vested	-	-
Balance at February 1, 2025	12	$8.40

Nonvested Stock Unit Awards

During the fiscal year 2025, the Company issued 1,354 nonvested stock units to employees of the Company and independent members of the Board of Directors at a weighted average grant date fair value of 1.52 per share. The shares issued to the independent members of the Board of Directors vest over 12 months with one twelfth vesting each month from the grant date. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each grant date anniversary.

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

The following table sets forth the rollforward of outstanding nonvested stock units:

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	1,354	1.52
Forfeitures	(456)	2.33
Vested	(863)	3.77
Balance at January 31, 2026	1,735	$2.55

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 3, 2024	1,058	$7.13
Grants	1,354	3.12
Forfeitures	(204)	5.70
Vested	(508)	7.37
Balance at February 1, 2025	1,700	$4.01

As of January 31, 2026, and February 1, 2025, the weighted average grant date fair value of the outstanding shares was $2.55 and $4.01, respectively.

(13) Employee Stock Purchase Plan

In June 2015, the Company’s stockholders approved the Sportsman’s Warehouse Holdings, Inc. Employee Stock Purchase Plan (“ESPP”), which provides for the granting of up to 1,600 shares of the Company’s common stock to eligible employees. The ESPP period is semi-annual and allows participants to purchase the Company’s stock at 85% of the lower of (i) the market value per share of the common stock on the first day of the offering period or (ii) the market value per share of the common stock on the purchase date. The first plan period began on January 1, 2016. Stock-based compensation expense related to the ESPP in fiscal year 2025, 2024, and 2023 was $94, $92, and $214, respectively. During fiscal year 2025, 133 shares were issued under the ESPP and, as of January 31, 2026, the number of shares available for issuance was 638.

(14) Income Taxes

For the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, the income tax provision consisted of the following:

	January 31,	February 1,	February 3,
	2026	2025	2024
Current:
Federal	$(693)	$21	$203
State	554	328	643
Total current	(139)	349	846
Deferred:
Federal	(946)	(809)	(8,251)
State	-	2,390	(1,804)
Total deferred	(946)	1,581	(10,055)
Total income tax provision	$(1,085)	$1,930	$(9,209)

The following table sets forth income reconciliations of the statutory federal income tax rate to actual rates based on income or loss before income taxes, reflecting the adoption of new accounting guidance. A subsequent table below provides the corresponding information for the prior year before the adoption of new accounting guidance and is provided for comparative purposes only.

	January 31,
	2026
	(in thousands)
Federal income tax (benefit) at statutory rate	$(10,741)	21%
State income tax, net of federal benefit (1)	530	(1.0)
Permanent items	819	(1.6)
Tax credits	(169)	0.3
Change in valuation allowance	8,372	(16.4)
Uncertain tax positions	(154)	0.3
Other items	258	(0.5)
Effective income tax rate	$(1,085)	2.1%

(1) State taxes in Oregon made up the majority (greater than 50%) of the tax effect in this category.

The provision for income taxes differs from the amounts computed by applying the federal statutory rate as follows for the following periods:

	February 1,	February 3,
	2025	2024
Federal statutory rate	21.0%	21.0%
State tax, net of federal benefit	(6.9)	4.1
Permanent items	(2.2)	(2.4)
Tax credits	1.0	2.4
Valuation allowance	(18.3)	-
Other items	(0.8)	(1.0)
Effective income tax rate	(6.2)%	24.1%

The following table presents income taxes paid (net of refunds received) for the year ended January 31, 2026, as required by ASU 2023-09:

January 31,
2026
Cash paid for income taxes, net of refunds
Federal	$(607)
State
Louisiana	(108)
Oregon	596
Other jurisdictions	110
Total	$(9)

We paid cash for income taxes, net of refunds, of $411 as of February 1, 2025 and $1,646 as of February 3, 2024.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at January 31, 2026 and February 1, 2025, respectively, are presented below:

	January 31,	February 1,
	2026	2025
Deferred tax assets:
Accrued liabilities	$1,843	$268
Operating lease liability	83,758	89,494
Gift card liability	3,482	3,191
Goodwill	343	425
Intangible asset	343	490
Inventories	3,478	3,021
Sales return reserve	194	214
Stock-based compensation	254	726
Tax credits	1,182	1,120
Net operating losses	13,268	11,136
Section 163(j) interest	7,363	5,910
Loyalty program	1,324	654
Total gross deferred tax assets	116,832	116,649
Less: Valuation allowance	(19,536)	(10,082)
Deferred tax assets, net of valuation allowance	$97,296	$106,567
Deferred tax liabilities:
Depreciation	$(23,570)	$(28,676)
ROU asset	(72,741)	(77,701)
Prepaid expenses	(985)	(1,330)
Total gross deferred tax liabilities	(97,296)	(107,707)
Net deferred tax (liability) asset	$-	$(1,140)

As of January 31, 2026, the Company had a federal net operating loss (“NOL”) carryforward of $53,397 with no expiration period. In addition, the Company has federal credit carryforwards of $1,174 which begins to expire in 2044. The Company continues to evaluate the possibility of an ownership change in accordance with Internal Revenue Code Section 382, which could limit the utilization of their NOL and credit carryforwards each year. In general terms, an ownership change results from transactions increasing the ownership of certain stockholders in the stock of a corporation by more than 50 percent over a three-year period. As of January 31, 2026, the Company is not aware of any such ownership change.

As of January 31, 2026, the Company had state NOL carryforwards of $14,399 with no expiration period and state NOL carryforwards of $27,089 which expire beginning in 2032 through 2044. In addition, the Company has state credit carryforwards of $60 which begin to expire in 2038.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversals of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. The Company considers all available evidence, both positive and negative, to determine the realizability of deferred tax assets and includes historical information about results of operations for the current and preceding years as well as more subjective information about future years. A significant piece of objective negative evidence evaluated was a cumulative loss over the most recent 36-month period ended January 31, 2026, which was not outweighed by available positive evidence. Accordingly, as of January 31, 2026, a valuation allowance of $19,536 was provided against the net amount of deferred tax assets as compared to $10,082 as of February 1, 2025.

As of January 31, 2026, the Company had no material unrecognized tax benefits. The Company does not anticipate that unrecognized tax benefits will significantly increase or decrease within 12 months of the reporting date. Federal tax years that remain subject to examination are the periods ended January 28, 2023 through January 31, 2026. State years that remain subject to examination are generally the periods from January 29, 2022 through January 31, 2026 in various jurisdictions.

The Company’s policy is to accrue interest expense, and penalties as appropriate, on estimated unrecognized tax benefits as a charge to interest expense in the consolidated statements of operations. No interest or penalties were accrued for fiscal years 2025, 2024 or 2023.

(15) Commitments and Contingencies

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

(16) Retirement Plan

The Company sponsors a profit-sharing plan (the “Plan”) for which Company contributions are based upon wages paid. As approved by the Board of Directors (the “Board”), the Company makes discretionary contributions to the Plan at rates determined by management. The Company made contributions of $1,222, $2,030, and $1,706, for the fiscal years ended January 31, 2026, February 1, 2025, and February 3, 2024, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

1.
Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act), as of the end of the period covered by this Annual Report on Form 10-K. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of January 31, 2026.

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

Under the supervision and with the participation of our Chief Executive Officer and our Chief Financial Officer, management evaluated the effectiveness of our internal control over financial reporting as of January 31, 2026, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation management concluded that our internal controls over financial reporting were effective as of January 31, 2026.

Our independent registered public accounting firm, Grant Thornton LLP, has audited our internal controls over financial reporting. Their opinion on the effectiveness of our internal controls over financial reporting as of January 31, 2026 appears in item 4 below.

3.
Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

4.
Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Sportsman’s Warehouse Holdings, Inc.

Opinion on internal control over financial reporting

We have audited the internal control over financial reporting of Sportsman’s Warehouse Holdings, Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2026, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended January 31, 2026, and our report dated March 31, 2026 expressed an unqualified opinion on those financial statements.

Basis for opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting (Management’s report). Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

Salt Lake City, Utah

March 31, 2026

ITEM 9B. OTHER INFORMATION

There are no disclosures required by this Item 9B, including those relating to “Rule 10b5-1 trading arrangements” and “non-Rule 10b5-1 trading arrangements,” as those terms are defined in Item 408 of Regulation S-K.

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

The remaining information required by this Item 10 will be included in our proxy statement for our 2026 annual meeting of stockholders (the “Proxy Statement”) and is incorporated herein by reference.

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
1.
Financial Statements: The following financial statements are included in Part II, Item 8 of this Annual Report on Form 10‑K.
•
Report of Independent Registered Public Accounting Firm
•
Consolidated Balance Sheets – January 31, 2026 and February 1, 2025
•
Consolidated Statements of Operations – Years ended January 31, 2026, February 1, 2025, and February 3, 2024
•
Consolidated Statements of Stockholders’ Equity – Years ended January 31, 2026, February 1, 2025, and February 3, 2024
•
Consolidated Statements of Cash Flows – Years ended January 31, 2026, February 1, 2025, and February 3, 2024
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

10.25*

Employment Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jennifer Fall Jung (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 5, 2025).

10.26*

Separation and Consulting Agreement, dated August 4, 2025, between Sportsman’s Warehouse Holdings, Inc. and Jeff White (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on August 5, 2025).

19.1+	Insider Trading Policy.

21.1+	Subsidiaries of Sportsman’s Warehouse Holdings, Inc.

23.1+	Consent of Grant Thornton LLP.

31.1+	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2+	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1***	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. 1350, as created by Section 906 of the Sarbanes-Oxley Act of 2002.

97.1*	Incentive Compensations Recoupment Policy (incorporated by reference to Exhibit 97.1 to the Company's Annual Report on Form 10-K filed on April 4, 2024).

101	The following financial statements from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL: (i) Consolidated Statements of Operations, (ii)

Exhibit Number	Description

Consolidated Statements of Comprehensive Income, (iii) Consolidated Balance Sheets (iv) Consolidated Statements of Stockholders’ Equity, (v) Consolidated Statements of Cash Flow and (v) Notes to Consolidated Financial Statements, tagged as blocks of text and including detailed tags

104	The cover page from the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026, formatted in Inline XBRL (included as Exhibit 101)

* Management contract or compensatory plan, contract or arrangement

+ Filed herewith

*** Furnished herewith

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: March 31, 2026	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/Paul Stone	President, Chief Executive	March 31, 2026
Paul Stone	Officer and Director
(Principal Executive Officer)

/s/Jennifer Fall Jung	Chief Financial Officer and Secretary	March 31, 2026
Jennifer Fall Jung	(Principal Financial and
Accounting Officer)

/s/Martha Bejar	Director	March 31, 2026
Martha Bejar

/s/Richard McBee	Director	March 31, 2026
Richard McBee

/s/Steven W. Sansom	Director	March 31, 2026
Steven W. Sansom

/s/Michael Tucci	Director	March 31, 2026
Michael Tucci

/s/Nancy A. Walsh	Director	March 31, 2026
Nancy A. Walsh