Form 10-Q
period 2026-05-02
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2026-06-02
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 2, 2026

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of June 2, 2026 was 39,019,795.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our first fiscal quarters for fiscal year 2026 and fiscal year 2025 ended on May 2, 2026 and May 3, 2025, respectively. Both quarters consisted of 13 weeks and are referred to herein as the first quarter of fiscal year 2026 and the first quarter of fiscal year 2025, respectively. Fiscal year 2026 contains 52 weeks of operations and will end on January 30, 2027. Fiscal year 2025 contained 52 weeks of operations and ended on January 31, 2026.

References throughout this document to “Sportsman’s Warehouse,” “we,” “us,” and “our” refer to Sportsman’s Warehouse Holdings, Inc. and its subsidiaries, and references to “Holdings” refer to Sportsman’s Warehouse Holdings, Inc. excluding its subsidiaries. References to (i) “fiscal year 2026” refer to our fiscal year ending January 30, 2027; and (ii) “fiscal year 2025” refer to our fiscal year ended January 31, 2026.

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
•
our concentration of stores in the Western United States, which makes us susceptible to adverse conditions in this region, and could affect our sales and cause our operating results to suffer;
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

The above is not a complete list of factors or events that could cause actual results to differ from our expectations, and we cannot predict all of them. All written and oral forward-looking statements attributable to us, or persons acting on our behalf, are expressly qualified in their entirety by the cautionary statements disclosed under “Part I,

Item 1A., Risk Factors,” appearing in our Annual Report on Form 10-K for the fiscal year ended January 31, 2026 (our “Fiscal 2025 Form 10-K”) and “Part I., Item 2., Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this 10-Q, as such disclosures may be amended, supplemented or superseded from time to time by other reports we file with the Securities and Exchange Commission (the “SEC”), including subsequent Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q, and public communications. You should evaluate all forward-looking statements made in this 10-Q and otherwise in the context of these risks and uncertainties.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	May 2,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$2,054	$1,659
Accounts receivable, net	1,644	4,390
Merchandise inventories	387,149	312,858
Prepaid expenses and other	19,857	18,834
Total current assets	410,704	337,741
Operating lease right of use asset	295,578	288,590
Finance lease right of use asset	1,136	1,215
Property and equipment, net	128,892	133,329
Goodwill	1,496	1,496
Definite lived intangibles, net	197	211
Total assets	$838,003	$762,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$75,892	$44,933
Accrued expenses	110,709	102,450
Income taxes payable	710	64
Operating lease liability, current	54,991	53,763
Finance lease liability	298	295
Revolving line of credit	106,155	47,524
Total current liabilities	348,755	249,029
Long-term liabilities:
Deferred income taxes	408	—
Term loan, net	44,323	44,165
Operating lease liability, noncurrent	276,489	279,933
Finance lease liability, noncurrent	824	895
Total long-term liabilities	322,044	324,993
Total liabilities	670,799	574,022

Commitments and contingencies
Stockholders’ equity:
Preferred stock, $.01 par value; 20,000 shares authorized; 0 shares issued and outstanding	—	—
Common stock, $.01 par value; 100,000 shares authorized; 38,968 and 38,641 shares issued and outstanding, respectively	390	386
Additional paid-in capital	89,399	88,911
Accumulated earnings	77,415	99,263
Total stockholders’ equity	167,204	188,560
Total liabilities and stockholders’ equity	$838,003	$762,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Net sales	$256,078	$249,103
Cost of goods sold	180,295	173,460
Gross profit	75,783	75,643

Selling, general, and administrative expenses	93,887	95,256
Loss from operations	(18,104)	(19,613)
Other losses	77	—
Interest expense	2,624	2,971
Loss before income taxes	(20,805)	(22,584)
Income tax expense (benefit)	1,043	(1,330)
Net loss	$(21,848)	$(21,254)
Loss per share:
Basic	$(0.56)	$(0.56)
Diluted	$(0.56)	$(0.56)
Weighted average shares outstanding:
Basic	38,764	38,144
Diluted	38,764	38,144

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended May 2, 2026 and May 3, 2025
					Additional	Accumulated	Total
			Restricted nonvoting		paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 1, 2025	38,041	$380	—	$—	$86,000	$149,324	$235,704
Vesting of restricted stock units	420	4	—	—	(4)	—	—
Payment of withholdings on restricted stock units	(143)	(1)	—	—	(185)	—	(186)
Stock-based compensation	—	—	—	—	793	—	793
Net loss	—	—	—	—	—	(21,254)	(21,254)
Balance at May 3, 2025	38,318	$383	—	$—	$86,604	$128,070	$215,057

Balance at January 31, 2026	38,641	$386	—	$—	$88,911	$99,263	$188,560
Vesting of restricted stock units	524	5	—	—	(5)	—	—
Payment of withholdings on restricted stock units	(197)	(1)	—	—	(286)	—	(287)
Stock-based compensation	—	—	—	—	779	—	779
Net loss	—	—	—	—	—	(21,848)	(21,848)
Balance at May 2, 2026	38,968	$390	—	$—	$89,399	$77,415	$167,204

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Cash flows from operating activities:
Net loss	$(21,848)	$(21,254)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	8,619	9,846
Amortization of discount on debt and deferred financing fees	197	136
Amortization of definite lived intangible	14	14
Loss on asset dispositions	69	64
Deferred income taxes	408	(946)
Stock-based compensation	779	793
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	2,747	(523)
Operating lease assets and liabilities	(9,125)	(1,373)
Merchandise inventories	(74,291)	(70,310)
Prepaid expenses and other	(1,061)	(3,828)
Accounts payable	30,942	22,986
Accrued expenses	6,534	3,869
Income taxes payable and receivable	646	292
Net cash used in operating activities	(55,370)	(60,234)
Cash flows from investing activities:
Purchase of property and equipment	(4,243)	(3,815)
Proceeds from sale of property and equipment	8	11
Net cash used in investing activities	(4,235)	(3,804)
Cash flows from financing activities:
Net borrowings on line of credit	58,631	67,210
Increase (decrease) in book overdraft	1,726	(2,239)
Payment of finance leases	(70)	—
Payment of withholdings on restricted stock units	(287)	(186)
Payment of deferred financing costs and discount on term loan	—	(19)
Net cash provided by financing activities	60,000	64,766
Net change in cash and cash equivalents	395	728
Cash and cash equivalents at beginning of period	1,659	2,832
Cash and cash equivalents at end of period	$2,054	$3,560

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$2,699	$2,821
Income taxes, net of refunds	(10)	676

Supplemental schedule of noncash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$810	$1,371

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of May 2, 2026, the Company operated 147 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 31, 2026 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company’s condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended May 2, 2026 are not necessarily indicative of the results to be obtained for the fiscal year ending January 30, 2027. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026 (the “Fiscal 2025 Form 10-K”).

(2) Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the Fiscal 2025 Form 10-K. The Company has consistently applied the accounting policies to all periods presented in the condensed consolidated financial statements presented herein.

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of May 2, 2026 and January 31, 2026:

	May 2, 2026	January 31, 2026
Right of return assets, which are included in prepaid expenses and other	$1,754	$1,567
Estimated gift card contract liability, net of breakage	(30,611)	(32,278)
Estimated loyalty contract liability, net of breakage	(5,361)	(5,276)
Sales return liabilities, which are included in accrued expenses	(2,618)	(2,339)

During the 13 weeks ended May 2, 2026, the Company recognized approximately $363 in gift card breakage and approximately $683 in loyalty breakage. During the 13 weeks ended May 3, 2025, the Company recognized approximately $379 in gift card breakage and approximately $1,024 in loyalty breakage. During the 13 weeks ended May 2, 2026, the Company recognized revenue of $8,232 relating to contract liabilities that existed at January 31, 2026.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 weeks ended May 2, 2026 and May 3, 2025, was approximately:

		Thirteen Weeks Ended
		May 2,	May 3,
Department	Product Offerings	2026	2025
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	7.1%	8.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.2%	5.8%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.4%	12.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	4.5%	5.2%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	66.4%	63.6%
Optics, Electronics, Accessories and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	4.4%	4.8%
Total		100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of May 2, 2026 and January 31, 2026:

	May 2,	January 31,
	2026	2026
Furniture, fixtures, and equipment	$186,963	$185,597
Leasehold improvements	227,894	226,651
Construction in progress	2,250	710
Total property and equipment, gross	417,107	412,958
Less accumulated depreciation and amortization	(288,215)	(279,629)
Total property and equipment, net	$128,892	$133,329

(5) Accrued Expenses

Accrued expenses consisted of the following as of May 2, 2026 and January 31, 2026:

	May 2,	January 31,
	2026	2026
Book overdraft	$21,358	$19,632
Unearned revenue	38,780	42,080
Accrued payroll and related expenses	16,826	12,757
Sales and use tax payable	5,654	4,589
Other	28,091	23,392
Total accrued expenses	$110,709	$102,450

(6) Leases

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

During the 13 weeks ended May 2, 2026, the Company recorded a net non-cash decrease of $112 to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, new leases added and lease amendments.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Operating lease expense	$17,464	$17,319
Finance lease expense	$87	$—
Variable lease expense	6,509	6,557
Short-term lease expense	148	101
Total lease expense	$24,208	$23,977

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Operating cash flows from operating leases	$19,116	$18,265
Operating cash flows from finance leases	87	—

	As of May 2,	As of May 3,
	2026	2025
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$(112)	$(3,953)
Weighted-average remaining lease term (in years)
Operating leases	5.58	6.08
Finance leases	3.85	-
Weighted-average discount rate
Operating leases	7.3%	7.4%
Finance leases	0.05	-

In accordance with ASC 842, maturities of operating lease liabilities as of May 2, 2026 were as follows:

	Operating	Finance
Fiscal Year Ending:	Leases	Leases
2026 (remainder)	$57,640	$261
2027	71,906	348
2028	65,970	348
2029	56,807	261
2030	51,136	—
Thereafter	111,453	—
Undiscounted cash flows	$414,912	$1,218
Reconciliation of lease liabilities:
Present values	$331,480	$1,122
Lease liabilities - current	54,991	298
Lease liabilities - noncurrent	276,489	824
Lease liabilities - total	$331,480	$1,122
Difference between undiscounted and discounted cash flows	$83,432	$96

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

The Company’s single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Net sales	$256,078	$249,103
Cost of goods sold	180,295	173,460
Gross profit	75,783	75,643

Selling, general and administrative expenses
Payroll	41,164	42,568
Rent	24,208	23,917
Depreciation and amortization	8,633	9,860
Nonrecurring operating expenses (1)	643	—
Pre-opening (2)	—	71
Other operating (3)	19,239	18,840
Total selling, general and administrative expenses	93,887	95,256
(Loss) income from operations	(18,104)	(19,613)
Other (income) expense:
Other losses	77	—
Interest expense	2,624	2,971
(Loss) income before income taxes	(20,805)	(22,584)
Income tax (benefit) expense	1,043	(1,330)
Consolidated net (loss) income	$(21,848)	$(21,254)

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including management transition costs and executive retention.
(2)
Represents expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating, include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(8) Long-Term Debt

Long-term debt consisted of the following as of May 2, 2026 and January 31, 2026:

	May 2,	January 31,
	2026	2026
Term loan	$45,000	$45,000
Less discount	(677)	(835)
	44,323	44,165
Less current portion, net of discount	—	—
Long-term portion	$44,323	$44,165

Term Loan

On July 30, 2024, Sportsman’s Warehouse, Inc. (“SWI”) a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC, as administrative and collateral agent for various lenders affiliated with Pathlight Capital (the “ABL Lenders”), entered into an ABL Term Loan Credit Agreement (as amended, the “Term Loan Agreement”) that governs the Company’s outstanding term loans. The Term Loan Agreement provides for a senior secured term loan credit facility (the “Term

Loan Facility”) in an aggregate principal amount of $45,000, consisting of $25,000 in an initial ABL term loan (the “Initial Term Loan”) and $20,000 in a delayed draw ABL term loan (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan, the “Term Loans”) that were made by the ABL Lenders on July 30, 2024 and July 30, 2025, respectively. The proceeds from the Initial ABL Term Loan were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the Term Loans of approximately $1,563. These costs offset the recorded carrying amount of the Term Loans on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loans. As of May 2, 2026 and January 31, 2026, the Company had $45,000 and $45,000, respectively, in outstanding Term Loans. As of May 2, 2026, the Company did not have any remaining amount available for borrowing under the Term Loan Facility.

The availability of loans under the Term Loan Facility was subject to a borrowing base calculation based on eligible credit card receivables, eligible inventory, the revolving borrowing base determined under the Revolving Line of Credit, and reserves. The Term Loans have a stated maturity date of the earlier of July 30, 2029 or the maturity date of the Revolving Line of Credit (described below). Borrowings under the Term Loans bear interest at a rate equal to the greater of a floor rate of 3.0% or (i) a specified term secured overnight financing rate (“SOFR”), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the Term Loan Agreement. The applicable margin means either 3.50% or 6.50% depending on the type of term loan. Under the Term Loan Agreement, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the outstanding Term Loans as of May 2, 2026 was 9.80%.

Subject to specified exceptions, SWI and the other borrowers may be required to make mandatory prepayments on the Term Loans in the event of certain dispositions of certain property or assets, in the event of receipt of certain tax refunds, insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

In addition, the Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit the ability of the Company to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Term Loan Agreement also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base as defined in the Revolving Line of Credit Agreement and contains customary events of default, including defaults triggered by defaults under the Revolving Line of Credit. See Note 9 for information on the Revolving Line of Credit.

Each of the subsidiaries of Holdings is a borrower under the Term Loan Facility, and all obligations under the Term Loan Facility are guaranteed by Holdings. All obligations under the Term Loan Facility are secured by a lien on substantially all of Holdings’ assets and the assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the Term Loan Facility is a first priority lien as to equipment, fixtures, intellectual property and equity interests.

As of May 2, 2026 and January 31, 2026, the Company had $677 and $835, respectively, in outstanding deferred financing fees and discounts related to the Term Loans. During the 13 weeks ended May 2, 2026, the Company recognized $158 of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loans. During the 13 weeks ended May 3, 2025, the Company recognized $102 of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loans.

The scheduled minimum payments on outstanding long-term debt were as follows as of May 2, 2026:

Fiscal Year Ending:	Minimum Payments
2026 (remainder)	$—
2027	45,000
Total	$45,000

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

As of May 2, 2026 and January 31, 2026, the Company had $118,858 and $57,936, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $12,703 and $10,412 as of May 2, 2026 and January 31, 2026, respectively. As of May 2, 2026, the Company had $114,588 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $2,982 under the terms of the Revolving Line of Credit.

Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Revolving Line of Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Revolving Line of Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Revolving Line of Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Revolving Line of Credit) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.25% to 0.50% per year for base rate loans and from 1.35% to 1.60% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.20% to 0.225% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the Revolving Line of Credit as of May 2, 2026 and January 31, 2026 was 5.58% and 5.09%, respectively.

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

The Revolving Line of Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Revolving Line of Credit Agreement also requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base as defined in the Revolving Line of Credit and contains customary events of default, including defaults triggered by defaults under the Term Loan. As of May 2, 2026, the Company held approximately $395,816 in collateralized eligible inventory and credit card receivables related to the Term Loan and the Revolving Line of Credit. The Revolving Line of Credit matures on May 27, 2027.

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

As of May 2, 2026 and January 31, 2026, the Company had $163 and $201, respectively, in outstanding deferred financing fees. During the 13 weeks ended May 2, 2026 and May 3, 2025, the Company recognized $38 and $38, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 weeks ended May 2, 2026 and May 3, 2025, gross borrowings under the Revolving Line of Credit were $341,347 and $340,138, respectively. During the 13 weeks ended May 2, 2026 and May 3, 2025, gross paydowns under the Revolving Line of Credit were $281,673 and $274,919, respectively.

Restricted Net Assets

The provisions of the Term Loan Agreement and the Revolving Line of Credit Agreement restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of May 2, 2026, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Income Taxes

During the 13 weeks ended May 2, 2026 and May 3, 2025, the Company recognized income tax expense of $1,043 and income tax benefit of $1,330, respectively. The Company’s effective tax rate during the 13 weeks ended May 2, 2026 and May 3, 2025 was -5.0% and 5.9%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions, and any expense offset by a valuation allowance.

(11) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Net loss	$(21,848)	$(21,254)
Weighted average shares of common stock outstanding:
Basic	38,764	38,144
Dilutive effect of common stock equivalents	—	—
Diluted	38,764	38,144
Basic loss per share	$(0.56)	$(0.56)
Diluted loss per share	$(0.56)	$(0.56)
Restricted stock units considered anti-dilutive and excluded in the calculation	853	1,712

(12) Stock-Based Compensation

Stock-Based Compensation

During the 13 weeks ended May 2, 2026 and May 3, 2025, the Company recognized total stock-based compensation expense of $779 and $793, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plan

As of May 2, 2026, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 536. As of May 2, 2026, there were 2,762 unvested stock awards outstanding under the 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended May 2, 2026, no shares were issued under the ESPP and, as of May 2, 2026, the number of shares available for issuance was 638.

Nonvested Performance-Based Stock Awards

During the 13 weeks ended May 2, 2026, the Company did not issue any performance-based stock awards to employees.

During the 13 weeks ended May 3, 2025, the Company did not issue any performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2026	83	$2.84
Grants	—	—
Forfeitures	—	—
Vested	—	—
Balance at May 2, 2026	83	$2.84

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	—	—
Forfeitures	—	—
Vested	—	—
Balance at May 3, 2025	12	$8.40

Nonvested Stock Unit Awards

During the 13 weeks ended May 2, 2026, the Company issued 1,525 nonvested stock units to employees at a weighted average grant date fair value of $1.38 per share. The shares vest over a three-year period with one third of the shares vesting on each anniversary of the grant date.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2026	1,735	$2.55
Grants	1,525	1.38
Forfeitures	(2)	6.61
Vested	(589)	2.60
Balance at May 2, 2026	2,669	$1.87

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	835	1.02
Forfeitures	(27)	5.05
Vested	(498)	4.37
Balance at May 3, 2025	2,010	$2.67

(13) Commitments and Contingencies

Legal Matters

The Company is involved in various legal matters generally incidental to its business. After discussion with legal counsel, management is not aware of any matters for which the likelihood of a loss is probable and reasonably estimable, and which could have a material impact on its consolidated financial condition, liquidity, or results of operations.

On July 18, 2024, and January 13, 2025, respectively, Kjersten Higley filed putative class action lawsuits against the Company in the Superior Court of the State of Washington in King County. The complaints asserted claims on behalf of purported classes of individuals alleging, among other things, that the Company failed to properly compensate class members for all time worked and business expenses and that certain individuals were required to enter into non-disclosure agreements that allegedly restricted discussion of compensation. The matters were subsequently consolidated, and the parties have reached an agreement in principle to resolve the consolidated action, which is subject to final approval by the Court. The Company denies the allegations and any liability or wrongdoing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The discussion below contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those which are discussed in the “Risk Factors” section in Part I., Item 1A. of our Fiscal 2025 Form 10-K. Also see “Special Note Regarding Forward-Looking Statements” preceding Part I. of this 10-Q. Additionally, our historical results are not necessarily indicative of the results that may be expected or achieved for any future period.

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

Our business continues to face widespread macroeconomic uncertainties, including the impact of changes to international trade policies and increased tariff rates, inflation, elevated interest rates, elevated fuel prices, recession risks and rising global political tensions. We continue to monitor the potential impact of these broader consumer spending pressures on our business. While we cannot predict the ultimate impact of such uncertainties on our financial results for fiscal year 2026 and beyond, we believe these factors could affect our sales in fiscal year 2026. We remain measured in our outlook for the year.

During the fiscal year ended January 31, 2026, certain retail store locations experienced four-wall Adjusted EBITDA losses and declines in projected cash flows. As a result, we performed an impairment assessment for these locations and we recognized impairment losses of $17.8 million as of January 31, 2026 related to ten underperforming store locations. We anticipate closing approximately five of our underperforming stores within the next year. Store closures or other strategic actions may be taken in the future, which could result in additional impairment charges. We do not plan to open new stores in fiscal year 2026 as we assess our new store expansion strategy and prioritize capital allocation for critical technology investments and debt repayment.

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net loss plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, management transition costs and executive retention costs.

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

We operate in a complex and constantly shifting regulatory and legal environment that could negatively impact the demand for our products and significantly affect our operations and financial results. State, local, and federal laws and regulations relating to products that we sell may change, sometimes significantly, as a result of political, economic or social events.

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

On March 12, 2025, the Oregon Court of Appeals reversed the state Circuit Court judge’s permanent injunction, holding that the ballot measure was in fact facially constitutional under Oregon's state constitution. The Oregon Court of Appeals ordered the Circuit Court judge to enter a declaratory judgment consistent with the Court of Appeals’ decision. The plaintiffs filed a petition for review before the Oregon Supreme Court on April 14, 2025, preventing the Circuit Court judge from entering the declaratory judgment pending a decision of the Oregon Supreme Court on whether to grant the petition for review. The Oregon Supreme Court granted the petition for review on June 12, 2025 and heard oral arguments in the case on November 6, 2025. We anticipate a decision in the case will be rendered by the Oregon Supreme Court in late 2026. The permanent injunction entered by the Circuit Court Judge will continue to remain in effect pending the decision of the Oregon Supreme Court in this case.

As the Oregon Supreme Court is working on its decision in the case considering the constitutionality of the ballot measure, Oregon Governor Tina Kotek signed a bill into law on April 7, 2026 which, upon signature, delayed the implementation of the ballot measure until January 1, 2028.

The measure is also being challenged in a related case in federal court and is on appeal before the Ninth Circuit Court of Appeals. However, this case has been stayed for several years and we anticipate that it will likely be remanded to the lower court due to the recent ruling of a similar capacity restriction case in California (Duncan vs. Bonta).

We currently operate eight stores in the State of Oregon. If the Oregon Supreme Court upholds the Oregon Court of Appeals March 12, 2025 order and the ballot measure is allowed to take effect on January 1, 2028, sales of firearms in Oregon may be halted or substantially diminished unless all permitting and training programs are fully developed by the state and/or law enforcement agencies at the time the ballot measure takes effect. If delays in establishing such permitting and training programs occur, it could result in a substantial decline in our sales of firearms and related products and reduce traffic to our stores in Oregon, which would significantly impact on our sales and gross margin.

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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly fishing, improving our seasonal inventory efficiency, strategic buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Successful inventory management ensures we have sufficient high margin products in stock to meet customer demand, while overstocking of items can lead to aggressive markdowns in order to help a product sell. We ended our fiscal first quarter of 2026 with $25.1 million less inventory than at the end of the fiscal first quarter of 2025, a 6.1% decrease.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
Percentage of net sales:
Net sales	100.0%	100.0%
Cost of goods sold	70.4	69.6
Gross profit	29.6	30.4
Selling, general, and administrative expenses	36.7	38.2
Loss from operations	(7.1)	(7.8)
Interest expense	1.0	1.3
Other losses	0.0	0.0
Loss before income taxes	(8.1)	(9.1)
Income tax expense (benefit)	0.4	(0.5)
Net loss	(8.5)%	(8.6)%
Adjusted EBITDA	(3.2)%	(3.6)%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended
		May 2,	May 3,
Department	Product Offerings	2026	2025
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	7.1%	8.5%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.2%	5.8%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	12.4%	12.1%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	4.5%	5.2%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	66.4%	63.6%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	4.4%	4.8%
Total		100.0%	100.0%

Thirteen Weeks Ended May 2, 2026 Compared to Thirteen Weeks Ended May 3, 2025

Net Sales and Same Store Sales. Net sales increased by $7.0 million, or 2.8%, to $256.1 million during the 13 weeks ended May 2, 2026 compared to $249.1 million in the corresponding period of fiscal year 2025. Our net sales increased primarily due to sales growth in our Hunting and Shooting Sports and Fishing departments. Hunting and Shooting Sports increases were led by firearms, ammunition, and less-lethal personal protection, partially aided by external event-driven demand. Fishing increases were driven by seasonal demands as customers prepared for the spring fishing season. These increases were partially offset by decreases in net sales across other departments, reflecting continued pressure on the U.S. consumer and a strategic pull down of inventory to align our complementary categories with our core pursuits. E-commerce driven sales comprised approximately 23% of total sales for the 13 weeks ended May 2, 2026. Same store sales increased by 2.1% during the 13 weeks ended May 2, 2026 compared to the corresponding 13 weeks ended May 3, 2025, primarily as a result of the factors discussed above that impacted net sales.

Our Hunting and Shooting Sports and Fishing departments saw net sales increases of $11.7 million and $1.8 million, respectively, during the 13 weeks ended May 2, 2026 compared to the corresponding period of fiscal year 2025 primarily driven by increases in firearms, ammunition, and less-lethal personal protection, with some additional event-driven demand. Our Camping, Footwear, Apparel and Optics, Electronics, Accessories and Other departments saw net sales decreases of $2.9 million, $1.6 million, $1.3 million and $0.8 million, respectively, during the 13 weeks ended May 2, 2026 compared to the corresponding period of fiscal year 2025. These decreases reflect continued pressure on the U.S. consumer and a strategic pull down of inventory to align our complementary categories with our core pursuits. Within our Hunting and Shooting Sports department, sales from our ammunition and firearm categories increased by $5.4 million and $3.9 million, or 12.8% and 5.4%, respectively, for the first quarter of fiscal year 2026 compared to the corresponding fiscal period of 2025. The increase in these categories was primarily due to our change to every day low pricing in key product groups within the ammunition category, our bulk unit ammunition strategy, and improved in-stocks on core products.

With respect to same store sales, during the 13 weeks ended May 2, 2026, our Hunting and Shooting Sports and Fishing departments saw increases of 6.3% and 5.7%, respectively, compared to the corresponding period of fiscal year 2025. Our Camping, Footwear, Apparel and Optics, Electronics, Accessories and Other departments saw same store sales decreases of 14.0%, 12.3%, 9.3% and 1.8%, respectively, during the 13 weeks ended May 2, 2026 compared to the corresponding period of fiscal year 2025. These changes were primarily driven by the items noted above for net sales. As of May 2, 2026, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $0.2 million, or 0.2%, to $75.8 million during the 13 weeks ended May 2, 2026 compared to $75.6 million for the corresponding period of fiscal year 2025. As a percentage of net sales, gross profit decreased to 29.6% during the 13 weeks ended May 2, 2026, compared to 30.4% for the corresponding period of fiscal year 2025 primarily driven by category mix and lower sales in higher margin categories.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $1.4 million, or 1.4%, to $93.9 million during the 13 weeks ended May 2, 2026, compared to $95.3 million for the corresponding period of fiscal year 2025. This decrease was primarily the result of a decrease in payroll expense of $1.4 million as we emphasize disciplined cost control and decreased depreciation expense of $1.2 million during the 13 weeks ended May 2, 2026. As a percentage of net sales, selling, general, and administrative expenses decreased to 36.7% of net sales in the first quarter of fiscal year 2026, compared to 38.2% of net sales in the first quarter of fiscal year 2025, as a result of the factors noted above.

Interest Expense. Interest expense decreased by $0.3 million, or 11.7%, to $2.6 million during the 13 weeks ended May 2, 2026, compared to $3.0 million for the corresponding period of fiscal year 2025. The decrease in interest expense was primarily driven by reduced debt during the first quarter of fiscal year 2026 compared to the corresponding period of fiscal year 2025.

Income Taxes. We recognized income tax expense of $1.0 million during the 13 weeks ended May 2, 2026 compared to an income tax benefit of $1.3 million during the corresponding period of fiscal year 2025. Our effective tax rates during the 13 weeks ended May 2, 2026 and May 3, 2025 were -5.0% and 5.9%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of May 2, 2026, we had cash and cash equivalents of $2.1 million and working capital, consisting of current assets less current liabilities, of $61.9 million. We also had $114.6 million available for borrowing under our senior secured revolving credit facility as of May 2, 2026, calculated based upon borrowing base restrictions under our revolving credit facility.

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

Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of May 2, 2026, our expected operating and finance lease payments for the remainder of fiscal year fiscal year 2026 are $57.6 million and $0.3 million, respectively. Our total committed operating and finance lease payments are $416.1 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 13 weeks ended May 2, 2026, we incurred approximately $4.2 million in capital expenditures, net of tenant allowances, primarily related to strategic technological investments and general store maintenance. We expect capital expenditures net of tenant allowances to be between $20 million and $25 million for fiscal year 2026 (inclusive of amounts spent during the 13 weeks ended May 2, 2026) primarily related to strategic technological investments, such as store scheduling tools and loyalty program technology, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $350.0 million revolving credit facility and a $45.0 million term loan facility. As of May 2, 2026, $118.9 million was outstanding under the revolving credit facility and $45.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility after May 2, 2026, our interest payments would be approximately $8.3 million for the remainder of fiscal year 2026, based on the interest rate as of May 2, 2026. As of May 2, 2026, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was 6.74%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
	(in thousands)
Cash flows used in operating activities	$(55,370)	$(60,234)
Cash flows used in investing activities	(4,235)	(3,804)
Cash provided by financing activities	60,000	64,766
Cash at end of period	2,054	3,560

Net cash used in operating activities was $55.4 million for the 13 weeks ended May 2, 2026, compared to net cash used in operating activities of $60.2 million for the corresponding period of fiscal year 2025, a decrease of approximately $4.8 million. The decrease in our cash flows used in operating activities was primarily driven by the timing of inventory purchases and the resulting payments related to accounts payable during the 13 weeks ended May 2, 2026 compared to the corresponding period of fiscal year 2025.

Net cash used in investing activities was $4.2 million for the 13 weeks ended May 2, 2026, compared to net cash used in investing activities of $3.8 million for the corresponding period of fiscal year 2025, an increase of approximately $0.4 million, which was primarily driven by increased capital expenditures related to the timing of technical investments and fleet maintenance during the 13 weeks ended May 2, 2026 compared to the corresponding period of fiscal year 2025.

Net cash provided by financing activities was $60.0 million for the 13 weeks ended May 2, 2026, compared to net cash provided by financing activities of $64.8 million for the corresponding period of fiscal year 2025, a decrease of approximately $4.8 million. The decrease in cash provided by financing activities was primarily the result of lower borrowings on our revolving credit facility.

Indebtedness

We maintain a $350.0 million revolving credit facility, with $118.9 million outstanding as of May 2, 2026. Our revolving credit facility is governed by an amended and restated credit agreement with a consortium of banks led by Wells Fargo Bank, National Association (“Wells Fargo”). Our term loan facility is governed by an ABL term loan credit agreement with PLC Agent, LLC, as administrative and collateral agent for various lenders affiliated with Pathlight Capital. Available borrowings under our revolving credit facility are subject to a borrowing base calculation. As of May 2, 2026, we had an aggregate amount of $114.6 million available for borrowing under our revolving credit facility, calculated based upon certain borrowing base restrictions, and $3.0 million in stand-by commercial letters of credit. We have no remaining amounts available for borrowing under our term loan facility.

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

Each of the subsidiaries of Holdings is a borrower under the revolving credit facility and the term loan facility, and all obligations under the revolving credit facility and the term loan facility are guaranteed by Holdings. All of the obligations under the revolving credit facility and the term loan facility are secured by a lien on substantially all of Holdings’ assets and assets of all of Holdings’ subsidiaries, including a pledge of all capital stock of each of Holdings’ subsidiaries. The lien securing the obligations under the revolving credit facility is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. The lien securing the obligations under the term loan facility is a first priority lien as to equipment, fixtures, intellectual property and equity interests.

We may be required to make mandatory prepayments under the revolving credit facility and the term loan facility in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

Our revolving credit facility and term loan facility each require us to maintain a minimum availability at all times of not less than the greater of $30.0 million and 10% of the gross borrowing base. In addition, the credit agreements governing each of our revolving credit facility and our term loan facility contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The revolving credit facility and term loan facility also contain customary events of default, including defaults triggered by defaults under the other facility. As of May 2, 2026, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

There have been no significant changes to our critical accounting estimates as described in “Part II., Item 7., Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Fiscal 2025 Form 10-K.

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net loss plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, management transition costs and executive retention costs. Net income (loss) is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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
•
Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•
Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

A reconciliation of net income (loss) to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented:

	Thirteen Weeks Ended
	May 2,	May 3,
	2026	2025
	(dollars in thousands)
Net loss	$(21,848)	$(21,254)
Interest expense	2,624	2,971
Income tax expense (benefit)	1,043	(1,330)
Depreciation and amortization	8,633	9,860
Stock-based compensation expense (1)	779	793
Management transition costs (2)	368	—
Executive retention (3)	275	—
Adjusted EBITDA	$(8,126)	$(8,960)

Net sales	$256,078	$249,103
Net loss margin	(8.5)%	(8.6)%
Adjusted EBITDA margin (4)	(3.2)%	(3.6)%

(1)
Represents non-cash expenses related to equity instruments granted to employees under our equity incentive plan and employee stock purchase plan.
(2)
Represents expenses incurred relating to the departure and recruitment of key members of our management team.
(3)
Represents an executive retention bonus implemented to maintain leadership continuity and organizational stability throughout the turnaround process.
(4)
We calculate net income margin as net income divided by net sales and we define Adjusted EBITDA margin as Adjusted EBITDA divided by net sales.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of May 2, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended May 2, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business faces significant risks and uncertainties. Certain important factors may have a material adverse effect on our business prospects, financial condition and results of operations, and you should carefully consider them. There have been no material changes in our risk factors from those set forth in our Fiscal 2025 Form 10-K.

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

3.2	Fourth Amended and Restated Bylaws of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K, filed with the SEC on March 25, 2024).

10.1*+	Retention Bonus Agreement, dated May 25, 2026, between Sportsman’s Warehouse Holdings, Inc. and Paul Stone.

10.2*

Second Amended and Restated 2019 Performance Incentive Plan of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Company's Current Report on Form 8-K, filed with the SEC on May 28, 2026).

31.1*	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. 1350, as adopted by Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Filed herewith.
**	Furnished herewith.
+	Management contract or compensatory plan, contract or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: June 2, 2026	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: June 2, 2026	By:	/s/Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer
(Principal Financial and Accounting Officer)