Form 10-Q
period 2026-08-01
SPORTSMAN'S WAREHOUSE HOLDINGS, INC.
filed 2026-09-01
CIK 1132105

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended August 1, 2026

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

The number of shares of the registrant’s common stock, $0.01 par value per share, outstanding as of September 1, 2026 was 39,141,465.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

We operate on a fiscal calendar that, in a given fiscal year, consists of the 52- or 53-week period ending on the Saturday closest to January 31st. Our second fiscal quarters for fiscal year 2026 and fiscal year 2025 ended on August 1, 2026 and August 2, 2025, respectively. Both quarters consisted of 13 weeks and are referred to herein as the second quarter of fiscal year 2026 and the second quarter of fiscal year 2025, respectively. Fiscal year 2026 contains 52 weeks of operations and will end on January 30, 2027. Fiscal year 2025 contained 52 weeks of operations and ended on January 31, 2026.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

Amounts in Thousands, Except Par Value Data

(unaudited)

	August 1,	January 31,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$1,977	$1,659
Accounts receivable, net	2,665	4,390
Merchandise inventories	398,973	312,858
Prepaid expenses and other	20,683	18,834
Total current assets	424,298	337,741
Operating lease right of use asset	285,016	288,590
Finance lease right of use asset	1,318	1,215
Property and equipment, net	123,791	133,329
Goodwill	1,496	1,496
Definite lived intangibles, net	183	211
Total assets	$836,102	$762,582

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$71,400	$44,933
Accrued expenses	110,518	102,450
Income taxes payable	467	64
Operating lease liability, current	55,492	53,763
Finance lease liability	367	295
Revolving line of credit	125,118	47,524
Total current liabilities	363,362	249,029
Long-term liabilities:
Deferred income taxes	351	—
Term loan, net	43,909	44,165
Operating lease liability, noncurrent	263,753	279,933
Finance lease liability, noncurrent	936	895
Total long-term liabilities	308,949	324,993
Total liabilities	672,311	574,022

Commitments and contingencies
Stockholders’ equity:
Common stock, $.01 par value; 100,000 shares authorized; 39,120 and 38,641 shares issued and outstanding, respectively	391	386
Additional paid-in capital	90,412	88,911
Accumulated earnings	72,988	99,263
Total stockholders’ equity	163,791	188,560
Total liabilities and stockholders’ equity	$836,102	$762,582

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

Amounts in Thousands, Except Per Share Data

(unaudited)

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	$295,583	$293,899	$551,661	$543,002
Cost of goods sold	199,573	199,950	379,868	373,410
Gross profit	96,010	93,949	171,793	169,592

Selling, general, and administrative expenses	97,143	97,166	191,028	192,422
Loss from operations	(1,133)	(3,217)	(19,235)	(22,830)
Other losses	—	—	77	76
Interest expense	3,305	3,769	5,930	6,664
Loss before income taxes	(4,438)	(6,986)	(25,242)	(29,570)
Income tax (benefit) expense	(11)	97	1,033	(1,233)
Net loss	$(4,427)	$(7,083)	$(26,275)	$(28,337)
Loss per share:
Basic	$(0.11)	$(0.18)	$(0.68)	$(0.74)
Diluted	$(0.11)	$(0.18)	$(0.68)	$(0.74)
Weighted average shares outstanding:
Basic	39,044	38,376	38,904	38,260
Diluted	39,044	38,376	38,904	38,260

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Amounts in Thousands

(unaudited)

For the Thirteen Weeks Ended August 1, 2026 and August 2, 2025
					Additional	Accumulated	Total
			Restricted nonvoting		paid-in-	(deficit)	stockholders'
	Common Stock		Common Stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at May 3, 2025	38,318	$383	—	$—	$86,604	$128,070	$215,057
Vesting of restricted stock units	70	1	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(18)	—	—	—	(11)	—	(11)
Issuance of common stock for cash per employee stock purchase plan	43	—	—	—	97		97
Stock-based compensation	—	—	—	—	827	—	827
Net loss	—	—	—	—	—	(7,083)	(7,083)
Balance at August 2, 2025	38,413	$384	—	$—	$87,516	$120,987	$208,887

Balance at May 2, 2026	38,968	$390	—	$—	$89,399	$77,415	$167,204
Vesting of restricted stock units	121	1	—	—	(1)	—	—
Payment of withholdings on restricted stock units	(27)	—	—	—	(14)	—	(14)
Issuance of common stock for cash per employee stock purchase plan	58	—	—	—	66	—	66
Stock-based compensation	—	—	—	—	962	—	962
Net loss	—	—	—	—	—	(4,427)	(4,427)
Balance at August 1, 2026	39,120	$391	—	$—	$90,412	$72,988	$163,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

For the Twenty-Six Weeks Ended August 1, 2026 and August 2, 2025
					Additional	Accumulated	Total
			Restricted nonvoting		paid-in-	(deficit)	stockholders
	Common Stock		common stock		capital	earnings	equity
	Shares	Amount	Shares	Amount	Amount	Amount	Amount

Balance at February 1, 2025	38,041	$380	—	$—	$86,000	$149,324	$235,704
Vesting of restricted stock units	490	5	—	—	(5)	—	—
Payment of withholdings on restricted stock units	(161)	(2)	—	—	(196)	—	(198)
Issuance of common stock for cash per employee stock purchase plan	43	1	—	—	97		98
Stock based compensation	—	—	—	—	1,620	—	1,620
Net loss	—	—	—	—	—	(28,337)	(28,337)
Balance at August 2, 2025	38,413	$384	—	$—	$87,516	$120,987	$208,887

Balance at January 31, 2026	38,641	$386	—	$—	$88,911	$99,263	$188,560
Vesting of restricted stock units	644	6	—	—	(6)	—	—
Payment of withholdings on restricted stock units	(223)	(2)	—	—	(300)	—	(302)
Issuance of common stock for cash per employee stock purchase plan	58	1	—	—	66	—	67
Stock based compensation	—	—	—	—	1,741	—	1,741
Net loss	—	—	—	—	—	(26,275)	(26,275)
Balance at August 1, 2026	39,120	$391	—	$—	$90,412	$72,988	$163,791

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

Amounts in Thousands

(unaudited)

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2026	2025
Cash flows from operating activities:
Net loss	$(26,275)	$(28,337)
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation of property and equipment	17,193	19,765
Amortization of discount on debt and deferred financing fees	370	285
Amortization of definite lived intangible	28	17
Loss on asset dispositions	69	64
Deferred income taxes	351	(946)
Stock-based compensation	1,741	1,620
Change in operating assets and liabilities, net of amounts acquired:
Accounts receivable, net	1,728	(257)
Operating lease assets and liabilities	(10,981)	(2,320)
Merchandise inventories	(86,115)	(101,541)
Prepaid expenses and other	(467)	(1,612)
Accounts payable	26,437	24,261
Accrued expenses	8,076	2,167
Income taxes payable	403	35
Net cash used in operating activities	(67,442)	(86,799)
Cash flows from investing activities:
Purchase of property and equipment	(7,704)	(11,180)
Proceeds from sale of property and equipment	8	11
Net cash used in investing activities	(7,696)	(11,169)
Cash flows from financing activities:
Net borrowings on line of credit	77,594	76,561
Borrowings on term loan	—	20,000
(Decrease) increase in book overdraft	(9)	903
Proceeds from issuance of common stock per employee stock purchase plan	67	97
Payment of finance leases	113	—
Payment of withholdings on restricted stock units	(302)	(196)
Payment of deferred financing costs and discount on term loan	(2,007)	(425)
Net cash provided by financing activities	75,456	96,940
Net change in cash and cash equivalents	318	(1,028)
Cash and cash equivalents at beginning of period	1,659	2,832
Cash and cash equivalents at end of period	$1,977	$1,804

Supplemental disclosures of cash flow information:
Cash paid during the period for:
Interest, net of amounts capitalized	$5,730	$6,286
Income taxes, net of refunds	279	(321)

Supplemental schedule of noncash activities:
Purchases of property and equipment included in accounts payable and accrued expenses	$823	$2,098

The accompanying notes are an integral part of these condensed consolidated financial statements.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Dollars in Thousands, except per share amounts (unaudited)

(1) Description of Business and Basis of Presentation

Description of Business

Sportsman’s Warehouse Holdings, Inc., a Delaware corporation (“Holdings”), and its subsidiaries (collectively, the “Company”) operate retail sporting goods stores. As of August 1, 2026, the Company operated 147 stores in 32 states. The Company also operates an e-commerce platform at www.sportsmans.com. The Company’s stores and website are aggregated into one operating and reportable segment.

Basis of Presentation

The condensed consolidated financial statements included herein are unaudited and have been prepared by management of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted pursuant to such rules and regulations. The Company’s condensed consolidated balance sheet as of January 31, 2026 was derived from the Company’s audited consolidated balance sheet as of that date. All other condensed consolidated financial statements contained herein are unaudited and reflect all adjustments that are, in the opinion of management, necessary to summarize fairly the Company’s condensed consolidated financial statements for the periods presented. All of these adjustments are of a normal recurring nature. The results of the fiscal quarter ended August 1, 2026 are not necessarily indicative of the results to be obtained for the fiscal year ending January 30, 2027. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2026 filed with the SEC on March 31, 2026 (the “Fiscal 2025 Form 10-K”).

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

Contract balances

The following table provides information about right of return assets, contract liabilities, and sales return liabilities with customers as of August 1, 2026 and January 31, 2026:

	August 1, 2026	January 31, 2026
Right of return assets, which are included in prepaid expenses and other	$2,176	$1,567
Estimated gift card contract liability, net of breakage	(29,213)	(32,278)
Estimated loyalty contract liability, net of breakage	(5,414)	(5,276)
Sales return liabilities, which are included in accrued expenses	(3,248)	(2,339)

During the 13 and 26 weeks ended August 1, 2026, the Company recognized approximately $300 and $663 in gift card breakage and approximately $693 and $1,376 in loyalty breakage, respectively. During the 13 and 26 weeks ended August 2, 2025, the Company recognized approximately $318 and $697 in gift card breakage and approximately $1,223 and $2,247 in loyalty breakage, respectively. During the 13 and 26 weeks ended August 1, 2026, the Company recognized revenue of $3,364 and $11,596, respectively, relating to contract liabilities that existed at January 31, 2026. During the 13 and 26 weeks ended August 2, 2025, the Company recognized revenue of $3,532 and $11,662, respectively, relating to contract liabilities that existed at February 1, 2025.

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

Disaggregation of revenue from contracts with customers

In the following table, revenue from contracts with customers is disaggregated by department. The percentage of net sales related to the Company’s departments during the 13 and 26 weeks ended August 1, 2026 and August 2, 2025, was approximately:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 1,	August 2,	August 1,	August 2,
Department	Product Offerings	2026	2025	2026	2025
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.9%	14.5%	10.2%	11.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.7%	6.3%	5.5%	6.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.9%	18.3%	15.4%	15.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	6.1%	4.9%	5.7%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	52.4%	48.9%	58.9%	55.7%
Optics, Electronics, Accessories and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.9%	5.9%	5.1%	5.2%
Total		100.0%	100.0%	100.0%	100.0%

(4) Property and Equipment

Property and equipment consisted of the following as of August 1, 2026 and January 31, 2026:

	August 1,	January 31,
	2026	2026
Furniture, fixtures, and equipment	$189,105	$185,597
Leasehold improvements	228,834	226,651
Construction in progress	2,641	710
Total property and equipment, gross	420,580	412,958
Less accumulated depreciation and amortization	(296,789)	(279,629)
Total property and equipment, net	$123,791	$133,329

(5) Accrued Expenses

Accrued expenses consisted of the following as of August 1, 2026 and January 31, 2026:

	August 1,	January 31,
	2026	2026
Book overdraft	$19,623	$19,632
Unearned revenue	38,275	42,080
Accrued payroll and related expenses	18,110	12,757
Sales and use tax payable	6,094	4,589
Other	28,416	23,392
Total accrued expenses	$110,518	$102,450

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

During the 13 and 26 weeks ended August 1, 2026, the Company recorded non-cash decreases of $105 and $7, respectively, to the right of use assets and operating lease liabilities resulting from lease remeasurements from the exercise of lease extension options, acquired leases, new leases added and lease amendments.

In accordance with ASC 842, total lease expense was comprised of the following for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Operating lease expense	$17,499	$17,343	$34,963	$34,662
Finance lease expense	87	—	174	—
Variable lease expense	6,158	6,061	12,667	12,618
Short-term lease expense	188	79	336	180
Total lease expense	$23,932	$23,483	$48,140	$47,460

In accordance with ASC 842, other information related to leases was as follows for the periods presented:

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2026	2025
Operating cash flows from operating leases	$38,309	$36,532
Operating cash flows from finance leases	174	—
Cash paid for lease liabilities - operating and finance leases	38,483	36,532

	As of August 1,	As of August 2,
	2026	2025
Right-of-use assets obtained in exchange for new or remeasured operating lease liabilities	$(7)	$(3,961)
Weighted-average remaining lease term (in years)
Operating leases	5.61	6.17
Finance leases	3.85	-
Weighted-average discount rate
Operating leases	7.24%	7.34%
Finance leases	5.15%	-

In accordance with ASC 842, maturities of operating lease liabilities as of August 1, 2026 were as follows:

	Operating	Finance
Fiscal Year Ending:	Leases	Leases
2026 (remainder)	$38,615	$212
2027	72,214	423
2028	66,278	423
2029	57,115	336
2030	51,387	19
Thereafter	111,618	—
Undiscounted cash flows	$397,227	$1,413
Reconciliation of lease liabilities:
Present values	$319,245	$1,303
Lease liabilities - current	55,492	367
Lease liabilities - noncurrent	263,753	936
Lease liabilities - total	$319,245	$1,303
Difference between undiscounted and discounted cash flows	$77,982	$110

(7) Segments

The Company has one reportable segment, Sportsman’s Warehouse, which operates solely as a sporting goods retailer, including both retail stores and an e-commerce platform. The single operating segment derives revenues from customers purchasing goods from both the Company’s retail stores and its e-commerce platform.

The chief operating decision maker ("CODM") assesses performance for the single operating segment and decides how to allocate resources based on net income (loss) that also is reported on the condensed consolidated statement of operations.

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

The Company’s single reportable segment revenue, segment profit or loss, and significant segment expenses are as follows:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net sales	$295,583	$293,899	$551,661	$543,002
Cost of goods sold	199,573	199,950	379,868	373,410
Gross profit	96,010	93,949	171,793	169,592

Selling, general and administrative expenses
Payroll	42,594	41,490	83,757	84,058
Rent	23,932	23,327	48,140	47,243
Depreciation and amortization	8,589	9,922	17,221	19,782
Nonrecurring operating expenses (1)	275	783	918	783
Pre-opening (2)	—	153	—	226
Other operating (3)	21,753	21,491	40,992	40,330
Total selling, general and administrative expenses	97,143	97,166	191,028	192,422
Loss from operations	(1,133)	(3,217)	(19,235)	(22,830)
Other (income) expense:
Other losses	—	—	77	76
Interest expense	3,305	3,769	5,930	6,664
Loss before income taxes	(4,438)	(6,986)	(25,242)	(29,570)
Income tax (benefit) expense	(11)	97	1,033	(1,233)
Consolidated net (loss) income	$(4,427)	$(7,083)	$(26,275)	$(28,337)

(1)
Represents certain expenses the Company believes fall outside of typical costs related to normal operating conditions including management transition costs and executive retention.
(2)
Represents expenses incurred due to the opening of new store locations.
(3)
Significant expenses in Other operating include: marketing, credit card fees, utilities, insurance, software support, consulting and legal.

(8) Long-Term Debt

Long-term debt consisted of the following as of August 1, 2026 and January 31, 2026:

	August 1,	January 31,
	2026	2026
Term loan	$45,000	$45,000
Less discount	(1,091)	(835)
	43,909	44,165
Less current portion, net of discount	—	—
Long-term portion	$43,909	$44,165

Term Loan

The Company maintains a $45,000 term loan facility (the “Term Loan Facility”), which is governed by an ABL term loan credit agreement (as amended, the “A&R Term Loan Agreement”) with Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of Holdings, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC, as administrative and collateral agent for various lenders. The Term Loan Facility consists of $25,000 in an initial ABL term loan (the “Initial Term Loan”) and $20,000 in a delayed draw ABL term loan (the “Delayed Draw Term Loan” and collectively with the Initial Term Loan, the

“Term Loans”) that were made by the ABL Lenders on July 30, 2024 and July 30, 2025, respectively. The proceeds from the Initial Term Loan were used to repay obligations under the Revolving Line of Credit described in Note 9.

The Company incurred deferred financing costs and discounts related to the original Term Loans of approximately $1,563. In conjunction with the new A&R Term Loan Agreement, the Company incurred an additional $534. These costs offset the recorded carrying amount of the Term Loans on the condensed consolidated balance sheet and are amortized to interest expense over the life of the Term Loans. As of August 1, 2026 and January 31, 2026, the Company had $45,000 and $45,000, respectively, in outstanding Term Loans. As of August 1, 2026, the Company did not have any remaining amount available for borrowing under the Term Loan Facility.

The A&R Term Loan Agreement has a stated maturity date of June 18, 2031. Borrowings under the A&R Term Loan Agreement bear interest at a rate equal to (i) a specified term secured overnight financing rate (“SOFR”), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the A&R Term Loan Agreement. The applicable margin means either 4.00% or 7.00% depending on the type of term loan. Under the A&R Term Loan Agreement, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%. The interest rate on the outstanding A&R Term Loans as of August 1, 2026 was 10.45%.

Each of the subsidiaries of Holdings is a borrower under the Term Loan Facility, and all obligations under the Term Loan Facility are guaranteed by Holdings. All of the obligations under the Term Loan Facility are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries. The lien securing the obligations under the Term Loan Facility is a first priority lien as to equipment, fixtures, intellectual property, and equity interests.

SWI and the other borrowers may be required to make mandatory prepayments under the Term Loan Facility in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The A&R Term Loan Agreement requires the Company to maintain a minimum availability at all times of not less than the greater of $30,000 and 10% of the gross borrowing base. In addition, the A&R Term Loan Agreement contains customary affirmative and negative covenants, including covenants that limit the ability of the Company to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The A&R Term Loan Agreement also contains customary events of default, including defaults triggered by defaults under the Revolving Line of Credit. See Note 9 for information on the Revolving Line of Credit.

As of August 1, 2026 and January 31, 2026, the Company had $1,091 and $835, respectively, in outstanding deferred financing fees and discounts related to the Term Loans. During the 13 and 26 weeks ended August 1, 2026, the Company recognized $119 and $277, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loans. During the 13 and 26 weeks ended August 2, 2025, the Company recognized $106 and $208, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees and discounts related to the Term Loans.

The scheduled minimum payments on outstanding long-term debt were as follows as of August 1, 2026:

Fiscal Year Ending:	Minimum Payments
2026 (remainder)	$—
2027	$—
2028	$—
2029	$—
2030	$—
2031	$45,000
Total	$45,000

(9) Revolving Line of Credit

The Company maintains a $315,000 revolving credit facility (the “Revolving Line of Credit”), which is governed by an amended and restated credit agreement (as amended, the Amended Credit Agreement”) with SWI, as lead borrower, Holdings, and other subsidiaries of Holdings, each as borrowers, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, swing line lender, letter of credit issuer and lender, with a consortium of banks led by Wells Fargo, to amend the Amended and Restated Credit Agreement, dated as of May 23, 2018, as previously amended May 17, 2022, and July 30, 2024.

As of August 1, 2026 and January 31, 2026, the Company had $138,702 and $57,936, respectively, in outstanding revolving loans under the Revolving Line of Credit. Amounts outstanding are offset on the condensed consolidated balance sheets by amounts in depository accounts under lock-box type arrangements, which were $13,584 and $10,412 as of August 1, 2026 and January 31, 2026, respectively. As of August 1, 2026, the Company had $102,996 available for borrowing under the Revolving Line of Credit, calculated based upon certain borrowing base restrictions and stand-by commercial letters of credit of $5,382 under the terms of the Revolving Line of Credit.

In conjunction with the Amended Credit Agreement, the Company incurred $1,473 in fees paid to various parties, which were capitalized. The Company will continue to amortize these fees and the prior recorded fees which were capitalized in association with the May 17, 2022 amendment. Fees associated with the Revolving Line of Credit were recorded in prepaid expenses and other assets.

The Revolving Line of Credit has a maturity of June 18, 2031. Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Amended Credit Agreement), at the Company’s option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Amended Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Amended Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.75% to 1.00% per year for base rate loans and from 1.75% to 2.00% per year for Term SOFR loans. The Company is required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.25% to 0.30% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the Revolving Line of Credit as of August 1, 2026 and January 31, 2026 was 5.56% and 5.09%, respectively.

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

SWI and the other borrowers may be required to make mandatory prepayments under the Revolving Line of Credit in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The Amended Credit Agreement requires the Company to maintain a minimum availability at all times under its Revolving Line of Credit of not less than the greater of $30,000 and 10% of the gross borrowing base. In addition, the Amended Credit Agreement contains customary affirmative and negative covenants, including covenants that limit the Company’s ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Amended Credit Agreement also contains customary events of default, including defaults triggered by defaults under the Term Loan Facility. As of August 1, 2026, the Company held approximately $407,771 in collateralized eligible inventory and credit card receivables related to the Term Loan and the Revolving Line of Credit.

As of August 1, 2026 and January 31, 2026, the Company had $1,582 and $201, respectively, in outstanding deferred financing fees. During the 13 and 26 weeks ended August 1, 2026, the Company recognized $54 and $92, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees. During the 13 and 26 weeks ended August 2, 2025, the Company recognized $38 and $76, respectively, of non-cash interest expense with regard to the amortization of deferred financing fees.

During the 13 and 26 weeks ended August 1, 2026, gross borrowings under the Revolving Line of Credit were $346,656 and $688,003, respectively. During the 13 and 26 weeks ended August 2, 2025, gross borrowings under the Revolving Line of Credit were $351,274 and $691,412, respectively. During the 13 and 26 weeks ended August 1, 2026, gross paydowns under the Revolving Line of Credit were $330,225 and $611,898, respectively. During the 13 and 26 weeks ended August 2, 2025, gross paydowns under the Revolving Line of Credit were $342,162 and $617,082, respectively.

Restricted Net Assets

The provisions of the A&R Term Loan Agreement and the Amended Credit Agreement restrict all of the net assets of the Company’s consolidated subsidiaries, which constitute all of the net assets on the Company’s condensed consolidated balance sheet as of August 1, 2026, from being used to pay any dividends without prior written consent from the financial institutions party to the respective agreement.

(10) Income Taxes

During the 13 and 26 weeks ended August 1, 2026, the Company recognized income tax benefit of $11 and income tax expense of $1,033, respectively. During the 13 and 26 weeks ended August 2, 2025, the Company recognized income tax expense of $97 and income tax benefit of $1,233, respectively. The Company's effective tax rate during the 13 and 26 weeks ended August 1, 2026 was 0.2% and -4.1%, respectively. The Company’s effective tax rate during the 13 and 26 weeks ended August 2, 2025 was -1.4% and 4.2%, respectively. The Company’s effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions, and any expense offset by a valuation allowance.

(11) Stockholders’ Equity

Earnings per Share

Basic earnings per share is calculated by dividing net income by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share represents basic earnings per share adjusted to include the potentially dilutive effect of nonvested share awards and nonvested share unit awards.

The following table sets forth the computation of basic and diluted earnings per share for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Net loss	$(4,427)	$(7,083)	$(26,275)	$(28,337)
Weighted average shares of common stock outstanding:
Basic	39,044	38,376	38,904	38,260
Diluted	39,044	38,376	38,904	38,260
Basic loss per share	$(0.11)	$(0.18)	$(0.68)	$(0.74)
Diluted loss per share	$(0.11)	$(0.18)	$(0.68)	$(0.74)
Restricted stock units considered anti-dilutive and excluded in the calculation	615	113	727	594

(12) Stock-Based Compensation

Stock-Based Compensation

During the 13 and 26 weeks ended August 1, 2026, the Company recognized total stock-based compensation expense of $962 and $1,741, respectively. During the 13 and 26 weeks ended August 2, 2025, the Company recognized total stock-based compensation expense of $827 and $1,620, respectively. Compensation expense related to the Company’s stock-based payment awards is recognized in selling, general, and administrative expenses in the condensed consolidated statements of operations.

Employee Stock Plan

As of August 1, 2026, the number of shares available for awards under the Amended and Restated 2019 Performance Incentive Plan (as amended and restated, the “Amended 2019 Plan”) was 1,362. As of August 1, 2026, there were 3,745 unvested stock awards outstanding under the Amended 2019 Plan.

Employee Stock Purchase Plan

The Company also maintains an Amended and Restated Employee Stock Purchase Plan (the “ESPP”) that was approved by the Company’s stockholders in fiscal year 2015, under which 1,600 shares of common stock were authorized. During the 13 weeks ended August 1, 2026, 58 shares were issued under the ESPP and, as of August 1, 2026, the number of shares available for issuance was 579.

Nonvested Performance-Based Stock Awards

During the 13 and 26 weeks ended August 1, 2026, the Company issued 395 nonvested performance-based stock awards to employees at a weighted average grant date fair value of $1.45 per share. During the 13 and 26 weeks ended August 2, 2025, the Company did not issue any performance-based stock awards to employees.

The following table sets forth the rollforward of outstanding nonvested performance-based stock awards (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2026	83	$2.84
Grants	395	1.45
Forfeitures	—	—
Vested	—	—
Balance at August 1, 2026	478	$1.72

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	12	$8.40
Grants	—	—
Forfeitures	—	—
Vested	—	—
Balance at August 2, 2025	12	$8.40

Nonvested Stock Unit Awards

During the 13 and 26 weeks ended August 1, 2026, the Company issued 708 and 2,234 nonvested stock units to employees and directors at a weighted average grant date fair value of $1.36 and $1.38 per share, respectively. The shares issued to employees of the Company vest over a three-year period with one third of the shares vesting on each anniversary of the grant date. The shares issued to directors of the Company vest over a 12-month period with one-twelfth of the shares vesting each month.

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

The following table sets forth the rollforward of outstanding nonvested stock units (per share amounts are not in thousands):

		Weighted
		average
		grant-date
	Shares	fair value
Balance at January 31, 2026	1,735	$2.55
Grants	2,234	1.38
Forfeitures	(5)	4.47
Vested	(697)	2.39
Balance at August 1, 2026	3,267	$1.76

		Weighted
		average
		grant-date
	Shares	fair value
Balance at February 1, 2025	1,700	$4.01
Grants	1,149	1.28
Forfeitures	(34)	4.97
Vested	(584)	4.20
Balance at August 2, 2025	2,231	$2.57

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

Our business continues to face widespread macroeconomic uncertainties, including the impact of changes to international trade policies and increased tariff rates, inflation, elevated interest rates, elevated fuel prices, recession risks and rising global political tensions. We continue to monitor the potential impact of these broader consumer spending pressures on our business. While we cannot predict the ultimate impact of such uncertainties on our financial results for fiscal year 2026 and beyond, we believe these factors have affected and may continue to affect our sales in fiscal year 2026. We remain measured in our outlook for the year.

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

How We Assess the Performance of Our Business

In assessing the performance of our business, we consider a variety of performance and financial measures. The key measures for determining how our business is performing are net sales, same store sales, gross profit, gross margin, selling, general and administrative expenses, income from operations and Adjusted EBITDA, which we define as net loss plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, management transition costs and executive retention costs.

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

Measuring the change in year-over-year same store sales allows us to evaluate how our retail store base is performing. Various factors affect same store sales, including:

•
macroeconomic factors, political trends, social unrest, inflationary pressures, recessionary trends, labor shortages, monetary supply shifts, elevated interest rates, tightening of credit markets, and potential disruptions from ongoing international conflicts and rising global political tensions;
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

We believe the key drivers to improving our gross margin are increasing the product mix to higher margin products, particularly fishing, improving our seasonal inventory efficiency, strategic buying opportunities with our vendor partners and coordinating pricing strategies among our stores and our merchandise group. Successful inventory management ensures we have sufficient high margin products in stock to meet customer demand, while overstocking of items can lead to aggressive markdowns in order to help a product sell. We ended our second fiscal quarter of 2026 with $44.5 million less inventory than at the end of the second fiscal quarter of 2025, a 10.0%

decrease. We believe this reflects our disciplined inventory management and positions us well to support growth in our key categories while continuing to improve productivity and inventory turns.

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

Results of Operations

The following table summarizes key components of our results of operations as a percentage of net sales during the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
Percentage of net sales:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of goods sold	67.5	68.0	68.9	68.8
Gross profit	32.5	32.0	31.1	31.2
Selling, general, and administrative expenses	32.9	33.1	34.6	35.4
Loss from operations	(0.4)	(1.1)	(3.5)	(4.2)
Interest expense	1.1	1.3	1.1	1.2
Other losses	0.0	0.0	0.0	0.0
Loss before income taxes	(1.5)	(2.4)	(4.6)	(5.4)
Income tax (benefit) expense	0.0	0.0	0.2	(0.2)
Net loss	(1.5)%	(2.4)%	(4.8)%	(5.2)%
Adjusted EBITDA	2.9%	2.8%	0.1%	(0.1)%

The following table shows our percentage of net sales by department during the periods presented:

		Thirteen Weeks Ended		Twenty-Six Weeks Ended
		August 1,	August 2,	August 1,	August 2,
Department	Product Offerings	2026	2025	2026	2025
Camping	Backpacks, camp essentials, canoes and kayaks, coolers, outdoor cooking equipment, sleeping bags, tents and tools	12.9%	14.5%	10.2%	11.8%
Apparel	Camouflage, jackets, hats, outerwear, sportswear, technical gear and work wear	5.7%	6.3%	5.5%	6.1%
Fishing	Bait, electronics, fishing rods, flotation items, fly fishing, lines, lures, reels, tackle and small boats	17.9%	18.3%	15.4%	15.5%
Footwear	Hiking boots, socks, sport sandals, technical footwear, trail shoes, casual shoes, waders and work boots	5.2%	6.1%	4.9%	5.7%
Hunting and Shooting Sports	Ammunition, archery items, ATV accessories, blinds and tree stands, decoys, firearms, reloading equipment and shooting gear	52.4%	48.9%	58.9%	55.7%
Optics, Electronics, Accessories, and Other	Gift items, GPS devices, knives, lighting, optics, two-way radios, and other license revenue, net of revenue discounts	5.9%	5.9%	5.1%	5.2%
Total		100.0%	100.0%	100.0%	100.0%

Thirteen Weeks Ended August 1, 2026 Compared to Thirteen Weeks Ended August 2, 2025

Net Sales and Same Store Sales. Net sales increased by $1.7 million, or 0.6%, to $295.6 million during the 13 weeks ended August 1, 2026 compared to $293.9 million in the corresponding period of fiscal year 2025. Our net sales increased primarily due to sales growth in our Hunting and Shooting Sports department. Hunting and Shooting Sports increases were led by firearms, ammunition, and less-lethal personal protection, partially aided by external event-driven demand. These increases were partially offset by decreases in net sales across other departments, reflecting continued pressure on the consumer and drought conditions in the western United States. E-commerce driven sales comprised approximately 19% of total sales for the 13 weeks ended August 1, 2026. Same store sales remained flat during the 13 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025.

Our Hunting and Shooting Sports and Optics, Electronics, Accessories and Other departments saw net sales increases of $11.1 million and $0.1 million, respectively, during the 13 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025 primarily driven by increases in firearms, ammunition, and less-lethal personal protection, with some additional event-driven demand. Our Camping, Footwear, Apparel and Fishing departments saw net sales decreases of $4.4 million, $2.4 million, $1.6 million and $1.0 million, respectively, during the 13 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025. These decreases reflect continued pressure on the consumer and drought conditions in the western United States. Within our Hunting and Shooting Sports department, sales from our firearm and ammunition categories increased by $5.2 million and $3.9 million, or 8.7% and 9.9%, respectively, for the second quarter of fiscal year 2026 compared to the corresponding fiscal period of 2025. The increase in these categories was primarily due to our every day low pricing in key product groups within the ammunition category, our bulk unit ammunition strategy, improved in-stocks on core products and event-driven demand.

With respect to same store sales, during the 13 weeks ended August 1, 2026, our Hunting and Shooting Sports and Optics, Electronics, Accessories and Other departments saw increases of 6.7% and 1.0%, respectively, compared to the corresponding period of fiscal year 2025. Our Footwear, Camping, Apparel and Fishing departments saw same store sales decreases of 13.8%, 10.7%, 8.9% and 2.0%, respectively, during the 13 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025. These changes were primarily driven by the items noted above for net sales. As of August 1, 2026, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $2.1 million, or 2.2%, to $96.0 million during the 13 weeks ended August 1, 2026 compared to $93.9 million for the corresponding period of fiscal year 2025. As a percentage of net sales, gross profit increased to 32.5% during the 13 weeks ended August 1, 2026, compared to 32.0% for the corresponding period of fiscal year 2025 primarily driven by reduced freight from improved inventory management and a one-time tariff benefit, partially offset by category mix shift.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses slightly decreased to $97.1 million during the 13 weeks ended August 1, 2026, compared to $97.2 million for the corresponding period of fiscal year 2025, driven by a decrease in depreciation expense, which was offset by increases in payroll and rent. As a percentage of net sales, selling, general, and administrative expenses decreased to 32.9% of net sales in the second quarter of fiscal year 2026, compared to 33.1% of net sales in the second quarter of fiscal year 2025.

Interest Expense. Interest expense decreased by $0.5 million, or 12.3%, to $3.3 million during the 13 weeks ended August 1, 2026, compared to $3.8 million for the corresponding period of fiscal year 2025. The decrease in interest expense was primarily driven by reduced debt during the second quarter of fiscal year 2026 compared to the corresponding period of fiscal year 2025.

Income Taxes. We recognized income tax expense of $0.0 million during the 13 weeks ended August 1, 2026 compared to an income tax expense of $0.1 million during the corresponding period of fiscal year 2025. Our effective tax rates during the 13 weeks ended August 1, 2026 and August 2, 2025 were 0.2% and -1.4%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

Twenty-Six Weeks Ended August 1, 2026 Compared to Twenty-Six Weeks Ended August 2, 2025

Net Sales and Same Store Sales. Net sales increased by $8.7 million, or 1.6%, to $551.7 million during the 26 weeks ended August 1, 2026 compared to $543.0 million in the corresponding period of fiscal year 2025. Our net sales increased primarily due to sales growth in our Hunting and Shooting Sports department. Hunting and Shooting Sports increases were led by firearms, ammunition, and less-lethal personal protection, partially aided by external event-driven demand. E-commerce driven sales comprised approximately 21% of total sales for the 26 weeks ended August 1, 2026 and increased by approximately 3% compared to the corresponding period in fiscal year 2025. Additionally, sales in our Fishing department is up nearly 1%. Same store sales increased by 1.0% during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025, primarily as a result of increased sales in our Hunting and Shooting Sports department.

Our Hunting and Shooting Sports and Fishing departments saw net sales increases of $22.8 million and $0.8 million, respectively, during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025 primarily driven by increases in firearms, ammunition, and less-lethal personal protection, with some additional event-driven demand. Our Camping, Footwear, Apparel and Optics, Electronics, Accessories and Other departments saw net sales decreases of $7.3 million, $4.0 million, $2.9 million and $0.8 million, respectively, during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025. These decreases reflect continued pressure on the U.S. consumer. Within our Hunting and Shooting Sports department, our ammunition and firearm categories saw increases of $9.3 million and $9.1 million or an increase of 11.4% and 6.8%, respectively, during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025. The increase in these categories was primarily due to our every day low pricing in key product groups within the ammunition category, our bulk unit ammunition strategy, improved in-stocks on core products and event-driven demand.

With respect to same store sales, during the 26 weeks ended August 1, 2026, our Hunting and Shooting Sports and Fishing departments saw increases of 6.5% and 0.8%, respectively, compared to the corresponding period of fiscal year 2025. Our Footwear, Camping, Apparel and Optics, Electronics, Accessories and Other departments saw same store sales decreases of 13.2%, 11.8%, 9.1% and 0.1%, respectively, during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025. These changes were primarily driven by the items noted above for net sales. As of August 1, 2026, 146 stores were included in our same store sales calculation.

Gross Profit. Gross profit increased by $2.2 million, or 1.3%, to $171.8 million during the 26 weeks ended August 1, 2026 compared to $169.6 million for the corresponding period of fiscal year 2025. The increase in gross profit was primarily driven by increased sales, lower freight and tariff refunds. As a percentage of net sales, gross profit decreased to 31.1% during the 26 weeks ended August 1, 2026, compared to 31.2% for the corresponding period of fiscal year 2025, primarily driven by unfavorable department level mix and rates, partially offset by lower freight from improved inventory management and tariff refunds.

Selling, General, and Administrative Expenses. Selling, general, and administrative expenses decreased by $1.4 million, or 0.7%, to $191.0 million during the 26 weeks ended August 1, 2026, compared to $192.4 million for the corresponding period of fiscal year 2025. This decrease was primarily the result of decreased depreciation expense of $2.6 million partially offset by increased rent of $0.9 million and increased other operating expenses of $0.7 million during the 26 weeks ended August 1, 2026. As a percentage of net sales, selling, general, and administrative expenses decreased to 34.6% of net sales in the 26 weeks ended August 1, 2026, compared to 35.4% in the corresponding period of fiscal year 2025.

Interest Expense. Interest expense decreased by $0.7 million, or 11.0%, to $5.9 million during the 26 weeks ended August 1, 2026, compared to $6.7 million for the corresponding period of fiscal year 2025. The decrease in interest expense was primarily driven by decreased borrowings during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025.

Income Taxes. We recognized income tax expense of $1.0 million during the 26 weeks ended August 1, 2026 compared to an income tax benefit of $1.2 million during the corresponding period of fiscal year 2025. Our effective tax rates during the 26 weeks ended August 1, 2026 and August 2, 2025 were -4.1% and 4.2%, respectively. Our effective tax rate will generally differ from the U.S. Federal statutory rate of 21.0%, due to state taxes, permanent items, and discrete items relating to stock award deductions.

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

Liquidity and Capital Resources

Overview; Uses and Sources of Cash

As of August 1, 2026, we had cash and cash equivalents of $2.0 million and working capital, consisting of current assets less current liabilities, of $60.9 million. We also had $103.0 million available for borrowing under our senior secured revolving credit facility as of August 1, 2026, calculated based upon borrowing base restrictions under our revolving credit facility.

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

Lease Obligations. Lease commitments consist principally of leases for our retail stores, corporate office and distribution center. Our leases often include options which allow us to extend the terms beyond the initial lease term. As of August 1, 2026, our expected operating and finance lease payments for the remainder of fiscal year fiscal year 2026 are $38.6 million and $0.2 million, respectively. Our total committed operating and finance lease payments are $398.6 million. Other operating lease obligations consist of distribution center equipment. See Note 6, “Leases” to our unaudited condensed consolidated financial statements included in this 10-Q.

Capital Expenditures. During the 26 weeks ended August 1, 2026, we incurred approximately $7.7 million in capital expenditures, net of tenant allowances, primarily related to strategic technological investments and general store maintenance. We expect capital expenditures net of tenant allowances to be between $20 million and $25 million for fiscal year 2026 (inclusive of amounts spent during the 26 weeks ended August 1, 2026) primarily related to strategic technological investments, such as store scheduling tools and loyalty program technology, and general store fleet maintenance. We intend to fund these capital expenditures with our operating cash flows, existing cash and cash equivalents and funds available under our revolving credit facility. Other investment opportunities, such as potential strategic acquisitions or store expansion rates in excess of those presently planned, may require additional funding.

Principal and Interest Payments. We maintain a $315.0 million revolving credit facility and a $45.0 million term loan facility. As of August 1, 2026, $138.7 million was outstanding under the revolving credit facility and $45.0 million was outstanding under the term loan facility. Assuming no additional repayments or borrowings on our revolving credit facility after August 1, 2026, our interest payments would be approximately $6.2 million for the remainder of fiscal year 2026, based on the interest rate as of August 1, 2026. As of August 1, 2026, our weighted average interest rate on the amounts outstanding under our revolving credit facility and term loan facility was

6.76%. See below under “Indebtedness” for additional information regarding our revolving credit facility and term loan facility, including the interest rates applicable to any borrowing under such facilities.

Cash Flows

Cash flows provided by (used in) operating, investing and financing activities are shown in the following table:

	Twenty-Six Weeks Ended
	August 1,	August 2,
	2026	2025
	(in thousands)
Cash flows used in operating activities	$(67,442)	$(86,799)
Cash flows used in investing activities	(7,696)	(11,169)
Cash provided by financing activities	75,456	96,940
Cash at end of period	1,977	1,804

Net cash used in operating activities was $67.4 million for the 26 weeks ended August 1, 2026, compared to net cash used in operating activities of $86.8 million for the corresponding period of fiscal year 2025, a decrease of approximately $19.4 million. The decrease in our cash flows used in operating activities was primarily driven by reduced inventory during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025.

Net cash used in investing activities was $7.7 million for the 26 weeks ended August 1, 2026, compared to net cash used in investing activities of $11.2 million for the corresponding period of fiscal year 2025, a decrease of approximately $3.5 million, which was primarily driven by decreased capital expenditures and no new store openings during the 26 weeks ended August 1, 2026 compared to the corresponding period of fiscal year 2025.

Net cash provided by financing activities was $75.5 million for the 26 weeks ended August 1, 2026, compared to net cash provided by financing activities of $96.9 million for the corresponding period of fiscal year 2025, a decrease of approximately $21.5 million. The decrease in cash provided by financing activities was primarily the result of lower borrowings on our revolving credit facility.

Indebtedness

We maintain a $315.0 million revolving credit facility, with $138.7 million outstanding as of August 1, 2026. Our revolving credit facility (the “Revolving Line of Credit”) is governed by an amended and restated credit agreement (as amended, the “Amended Credit Agreement”) with Sportsman’s Warehouse, Inc. (“SWI”), a wholly owned subsidiary of Holdings, as lead borrower, Holdings, and other subsidiaries of Holdings, each as borrowers, and Wells Fargo Bank, National Association (“Wells Fargo”), as administrative agent, collateral agent, swing line lender, letter of credit issuer and lender, with a consortium of banks led by Wells Fargo. Our $45.0 million term loan facility (the “Term Loan Facility”) is governed by an ABL term loan credit agreement (as amended, the “A&R Term Loan Agreement”) with SWI, as lead borrower, Holdings, as guarantor, and other subsidiaries of Holdings, each as borrowers, and PLC Agent LLC, as administrative and collateral agent for various lenders. As of August 1, 2026, we had an aggregate amount of $103.0 million available for borrowing under our revolving credit facility, calculated based upon certain borrowing base restrictions, and $5.4 million in stand-by commercial letters of credit. We have $45.0 million of term loans outstanding and no remaining amounts available for borrowing under our term loan facility.

The Revolving Line of Credit has a maturity of June 18, 2031. Borrowings under the Revolving Line of Credit bear interest based on either the base rate or Term SOFR (as defined in the Amended Credit Agreement), at our option, in each case plus an applicable margin. The base rate is the greatest of (1) the floor rate (as defined in the Amended Credit Agreement as a rate of interest equal to 0.0%) (2) Wells Fargo’s prime rate, (3) the federal funds rate (as defined in the Amended Credit Agreement) plus 0.50% or (4) the one-month Term SOFR (as defined in the Amended Credit Agreement) plus 1.00%. The applicable margin for loans under the Revolving Line of Credit, which varies based on the average daily availability, ranges from 0.75% to 1.00% per year for base rate loans and from 1.75% to 2.00% per year for Term SOFR loans. We are required to pay a commitment fee for the unused portion of the Revolving Line of Credit, which will range from 0.25% to 0.30% per annum, depending on the average daily availability under the Revolving Line of Credit. The weighted average interest rate on the amounts outstanding under the Revolving Line of Credit as of August 1, 2026 and January 31, 2026 was 5.56% and 5.09%, respectively.

The A&R Term Loan Agreement has a stated maturity date of June 18, 2031. Borrowings under the A&R Term Loan Agreement bear interest at a rate equal to (i) a specified term secured overnight financing rate (“SOFR”), plus (ii) 0.10% as a SOFR adjustment, plus (iii) the applicable margin as specified in the A&R Term Loan Agreement. The applicable margin means either 4.00% or 7.00% depending on the type of term loan. Under the A&R Term Loan Agreement, loans may be required to be converted to base rate loans and in such case, the applicable margin rate will increase by 1.0%.

Each of the subsidiaries of Holdings is a borrower under the Revolving Line of Credit and the Term Loan Facility, and all obligations under the Revolving Line of Credit and the Term Loan Facility are guaranteed by Holdings. All of the obligations under the Revolving Line of Credit and the Term Loan Facility are secured by a lien on substantially all of Holdings’ tangible and intangible working capital assets and the tangible and intangible working capital assets of all of Holdings’ subsidiaries. The lien securing the obligations under the Revolving Line of Credit is a first priority lien as to certain liquid assets, including cash, accounts receivable, deposit accounts and inventory. The lien securing the obligations under the Term Loan Facility is a first priority lien as to equipment, fixtures, intellectual property and equity interests.

SWI and the other borrowers may be required to make mandatory prepayments under the Revolving Line of Credit and the Term Loan Facility in the event of a disposition of certain property or assets, in the event of receipt of certain insurance or condemnation proceeds, upon the issuance of certain debt or equity securities, upon the incurrence of certain indebtedness for borrowed money or upon the receipt of certain payments not received in the ordinary course of business.

The Amended Credit Agreement and A&R Term Loan Agreement each require us to maintain a minimum availability at all times of not less than the greater of $30.0 million and 10% of the gross borrowing base. In addition, the Amended Credit Agreement and A&R Term Loan Agreement contain customary affirmative and negative covenants, including covenants that limit our ability to incur, create or assume certain indebtedness, to create, incur or assume certain liens, to make certain investments, to make sales, transfers and dispositions of certain property and to undergo certain fundamental changes, including certain mergers, liquidations and consolidations. The Amended Credit Agreement and A&R Term Loan Agreement also contain customary events of default, including defaults triggered by defaults under the other facility. As of August 1, 2026, we were in compliance with all covenants under the credit agreements governing each of our revolving credit facility and our term loan facility.

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

Non-GAAP Financial Measures

In evaluating our business, we use Adjusted EBITDA and Adjusted EBITDA margin as supplemental measures of our operating performance. We define Adjusted EBITDA as net loss plus interest expense, income tax expense (benefit), depreciation and amortization, stock-based compensation expense, management transition costs, executive retention costs and legal accrual. Net income (loss) is the most comparable GAAP financial measure to Adjusted EBITDA. We define Adjusted EBITDA margin as, for any period, the Adjusted EBITDA for that period divided by the net sales for that period. We consider Adjusted EBITDA and Adjusted EBITDA margin important supplemental measures of our operating performance and believe they are frequently used by analysts, investors and other interested parties in the evaluation of companies in our industry. Other companies in our industry, however, may calculate Adjusted EBITDA and Adjusted EBITDA margin differently than we do. Management also uses Adjusted EBITDA and Adjusted EBITDA margin as additional measurement tools for purposes of business decision-making, including evaluating store performance, developing budgets and managing expenditures. Management believes Adjusted EBITDA and Adjusted EBITDA margin allow investors to evaluate our operating performance and compare our results of operations from period to period on a consistent basis by excluding items that management does not believe are indicative of our core operating performance.

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
•
Adjusted EBITDA does not reflect the interest expense, or the cash requirements necessary to service interest or principal payments, on our debt; and
•
Adjusted EBITDA does not reflect income taxes or the cash requirements for any tax payments.

A reconciliation of net income (loss) to Adjusted EBITDA and a calculation of Adjusted EBITDA margin is set forth below for the periods presented:

	Thirteen Weeks Ended		Twenty-Six Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2026	2025	2026	2025
	(dollars in thousands)
Net loss	$(4,427)	$(7,083)	$(26,275)	$(28,337)
Interest expense	3,305	3,769	5,930	6,664
Income tax (benefit) expense	(11)	97	1,033	(1,233)
Depreciation and amortization	8,589	9,922	17,221	19,782
Stock-based compensation expense (1)	962	827	1,741	1,620
Management transition costs (2)	—	500	368	500
Executive retention (3)	275	—	550	—
Legal accrual (4)	—	283	—	283
Adjusted EBITDA	$8,693	$8,315	$568	$(721)

Net sales	$295,583	$293,899	$551,661	$543,002
Net loss margin	(1.5)%	(2.4)%	(4.8)%	(5.2)%
Adjusted EBITDA margin (5)	2.9%	2.8%	0.1%	0.1%

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. Our management has evaluated, under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this 10-Q. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of August 1, 2026.

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(d) and 15d-15(d) under the Exchange Act) during the 13 weeks ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.1+

Retention Bonus Agreement, dated May 25, 2026, between Sportsman’s Warehouse Holdings, Inc. and Paul Stone (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed with the SEC on June 2, 2026.)

10.2

Second Amended and Restated 2019 Performance Incentive Plan of Sportsman’s Warehouse Holdings, Inc. (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 28, 2026).

10.3†

Amended and Restated ABL Term Loan Credit Agreement, dated June 18, 2026, by and among Sportsman’s Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, PLC Agent LLC, as administrative and collateral agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2026).

10.4

Third Amendment to Amended and Restated Credit Agreement and First Amendment to Third Amended and Restated Security Agreement, dated June 18, 2026, by and among Sportsman’s Warehouse, Inc., as lead borrower, the other borrowers and guarantors party thereto, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed with the SEC on June 24, 2026).

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
†

The exhibits and schedules have been omitted pursuant to Item 601(a)(5) of Regulation S-K under the Securities Act of 1933, as amended. The Company agrees to furnish supplementally a copy of all omitted exhibits and schedules to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SPORTSMAN’S WAREHOUSE HOLDINGS, INC.

Date: September 1, 2026	By:	/s/Paul Stone
Paul Stone
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 1, 2026	By:	/s/Jennifer Fall Jung
Jennifer Fall Jung
Chief Financial Officer
(Principal Financial and Accounting Officer)